Form 10-Q
period 2007-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2007-11-14
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549-0001
FORM 10-Q
(MARK ONE)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to                    .
Commission File Number 333-142946
BROADVIEW NETWORKS HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3310798

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

800 Westchester Ave., Suite N501
Rye Brook, NY	10573

(Address of principal executive offices)	(zip code)
(914) 922-7000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☐    No  ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☑

     As of September 30, 2007, the Registrant had 9,345,353 shares of Class A Common Stock outstanding, par value $0.01 per share, and 360,050 shares of Class B Common Stock outstanding, par value $0.01 per share.

BROADVIEW NETWORKS HOLDINGS, INC.
Index to Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2007

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report contains both historical and “forward-looking statements” made pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact included in this quarterly report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this quarterly report, including under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this quarterly report, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predictions or statements of current plans which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including the following, among other things:
•	ILECs, with which we have interconnection agreements, leveraging their historical monopoly position;

•	the ability to provide services and systems at competitive prices;

•	difficulties associated with collecting payment from ILECs, IXCs and wholesale customers;

•	risks associated with billing and other disputes;

•	risks associated with bills related to past periods;

•	risks associated with interruptions in the business operations of third party service providers;

•	the ability to maintain certain real estate leases and agreements critical to our business and results of operations;

•	the loss of our customers;

•	the highly competitive nature of the communications market in which we operate and declining prices for communications services;

•	risks associated with continued industry consolidation;

•	the failure to anticipate and keep up with technological changes;

•	risks associated with the recent intellectual property infringement litigation of certain VoIP providers;

•	the failure to retain and attract management and key personnel;

•	risks associated with system disruptions or the failure of our information systems to perform as expected;

•	the failure to manage and expand operations effectively;

•	the failure to efficiently integrate InfoHighway into our operations; or the failure to successfully engage in future acquisitions;

•	the ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	risks associated with our substantial indebtedness;

•	risks associated with the financial difficulties by others in our industry;

•	risks associated with our history of operating losses;

•	risks associated with declining prices for communications services;

•	misappropriation of our intellectual property and proprietary rights; and

•	the possibility of incurring liability for information disseminated through our network.
     Since our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this quarterly report to reflect new information, future events or otherwise, except as may be required under federal securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2007	2006
	unaudited
	(In thousands, except share
	and per share amounts)

Assets
Current assets:
Cash and cash equivalents	$29,470	$43,952
Restricted cash	423	460
Accounts receivable, less allowance for doubtful accounts of $8,909 and $7,971	58,842	41,313
Other current assets	9,703	8,308

Total current assets	98,438	94,033

Property and equipment, net	76,398	61,395
Goodwill	94,925	69,632
Intangible assets, net of accumulated amortization of $97,032 and $65,128	103,244	79,848
Other assets	16,390	13,417

Total assets	$389,395	$318,325

Liabilities and stockholders’ (deficit) equity
Current liabilities:
Accounts payable	$13,879	$12,684
Accrued expenses and other current liabilities	37,271	47,506
Taxes payable	10,093	8,604
Deferred revenues	9,496	8,019
Current portion of capital lease obligations and equipment notes	3,294	3,084

Total current liabilities	74,033	79,897

Long-term debt	304,829	210,000
Deferred rent payable	2,927	2,747
Capital lease obligations and equipment notes, net of current portion	6,130	4,685
Deferred income taxes payable	1,920	—
Other	573	526

Total liabilities	390,412	297,855

Stockholders’ (deficit) equity:
Common stock A—$.01 par value; authorized 80,000,000, issued and outstanding 9,345,353 shares and 8,871,427 shares, respectively	107	102
Common stock B—$.01 par value; authorized 10,000,000, issued and outstanding 360,050 shares and 0 shares, respectively	4	—
Series A Preferred stock—$.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares and 89,521 shares, respectively	1	1
Series A-1 Preferred stock—$.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares	1	1
Series B Preferred stock—$.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,301 shares and 92,832 shares, respectively	1	1
Series B-1 Preferred stock—$.01 par value; authorized 86,000 shares, designated, issued and outstanding 64,986 shares and 42,231 shares, respectively	1	—
Series C Preferred stock — $.01 par value, authorized 52,332 shares, designated, issued and outstanding 14,402 shares	—	—
Additional paid-in capital	142,077	117,689
Accumulated deficit	(143,209)	(97,324)

Total stockholders’ (deficit) equity	(1,017)	20,470

Total liabilities and stockholders’ (deficit) equity	$389,395	$318,325

See notes to unaudited condensed consolidated financial statements

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006

Revenue, net	$123,652	$57,675	$325,998	$176,421

Operating Expenses:
Cost of revenues (exclusive of depreciation and amortization)	64,890	24,354	168,136	80,284
Selling, general and administrative	42,157	23,968	118,526	70,080
Stock based compensation	226	163	2,340	591
Software development	647	203	1,811	1,201
Depreciation and amortization	21,760	11,723	55,507	34,542
Merger integration costs	87	680	503	1,068

Total operating expenses	129,767	61,091	346,823	187,766

Operating loss	(6,115)	(3,416)	(20,825)	(11,345)
Other income	130	—	226	—
Interest expense	(9,919)	(8,369)	(25,146)	(18,400)
Interest income	449	706	1,160	928

Loss before provision for income taxes	(15,455)	(11,079)	(44,585)	(28,817)
Benefit (provision) for income taxes	465	—	(1,013)	—

Net loss	$(14,990)	$(11,079)	$(45,598)	$(28,817)

     See notes to unaudited condensed consolidated financial statements

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(in thousands, except share amounts)

	Shares	Amount

Series A common stock
Balance at December 31, 2006	8,871,427	$102
Repurchase of shares under Management Incentive Plan (“MIP”)	(94,962)	(1)
Shares issued in InfoHighway acquisition	568,888	6

Balance at September 30, 2007	9,345,353	$107

Series B common Stock
Balance at December 31, 2006	—	—
Shares issued under MIP	360,050	4

Balance at September 30, 2007	360,050	$4

Series A preferred stock
Balance at December 31, 2006	89,521	$1
Repurchase of shares under MIP	(2,267)	—

Balance at September 30, 2007	87,254	$1

Series A-1 preferred stock
Balance at December 31, 2006	100,702	$1
Current period activity	—	—

Balance at September 30, 2007	100,702	$1

Series B preferred stock
Balance at December 31, 2006	92,832	$1
Repurchase of shares under MIP	(1,531)	—

Balance at September 30, 2007	91,301	$1

Series B-1 preferred stock
Balance at December 31, 2006	42,231	$—
Shares issued in InfoHighway acquisition	22,755	1

Balance at September 30, 2007	64,986	$1

Series C preferred stock
Balance at December 31, 2006	—	$—
Shares issued under MIP	14,402	—

Balance at September 30, 2007	14,402	$—

Additional paid-in capital
Balance at December 31, 2006	—	$117,689
Stock based compensation	—	2,176
Repurchase of shares under MIP	—	(1,538)
Shares issued in InfoHighway acquisition	—	17,446
Warrants issued in InfoHighway acquisition	—	6,304

Balance at September 30, 2007	—	$142,077

Accumulated deficit
Balance at December 31, 2006	—	$(97,324)
Adoption of FIN 48	—	(287)
Net loss	—	(45,598)

Balance at September 30, 2007	—	$(143,209)

Total stockholders’ deficit	—	$(1,017)

See notes to unaudited condensed consolidated financial statements

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(45,598)	$(28,817)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	23,602	12,856
Amortization and write-off of deferred financing costs	1,605	1,795
Amortization of intangible assets	31,904	21,685
Amortization of bond premium	(359)	—
Provision for doubtful accounts	4,187	2,838
Noncash subordinated debt interest	—	4,920
Stock based compensation	2,340	591
Deferred income taxes	1,040	—
Other	392	(1,511)
Changes in Assets & Liabilities:
Accounts receivable	(12,415)	(1,655)
Other current assets	(223)	(1,726)
Other assets	(185)	(448)
Restricted cash	37	—
Accounts payable	(5,968)	1,701
Accrued expenses and other current liabilities	(23,064)	(5,362)
Taxes payable	(1,530)	(2,990)
Deferred revenue	1,319	16
Deferred rent	(160)	446
Other liabilities	(240)	—

Net cash (used in) provided by operating activities	(23,316)	4,339

Cash flows from investing activities:
Merger acquisition costs	(1,939)	(409)
Acquisition, net of cash and restricted cash acquired	(58,462)	(88,787)
Purchase of property & equipment	(21,093)	(14,646)

Net cash used in investing activities	(81,494)	(103,842)

Cash flows from financing activities:
Proceeds from capital lease financing and equipment notes	4,653	4,064
Payments on capital lease obligations and equipment notes	(3,022)	(2,496)
Repayments of long-term debt	—	(84,000)
Repayments on revolving credit facility	(8,956)	—
Proceeds from issuance of subordinated debt	—	10,000
Repayment of subordinated debt	—	(972)
Proceeds from issuance of long-term debt	95,175	210,000
Drawdowns on revolving credit facility	8,500	—
Payment of subordinated debt conversion fees	—	(1,531)
Payment of deferred financing fees	(4,319)	(8,453)
Payments for shares purchased under MIP	(1,703)	—

Net cash provided by financing activities	90,328	126,612

Net (decrease) increase in cash and cash equivalents	(14,482)	27,109

Cash and cash equivalents at beginning of period	43,952	16,753

Cash and cash equivalents at end of period	$29,470	$43,862

See notes to unaudited condensed consolidated financial statements

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(In thousands, except where noted, and share and per share amounts)
1. Organization and Description of Business
  Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (SEC) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, our interim unaudited financial statements should be read in conjunction with our audited financial statements as of and for the year ended December 31, 2006 included in the registration statement filed on Form S-4 by the Company with the SEC on October 16, 2007. The condensed consolidated financial statements include both our accounts and the accounts of our wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
     We are an integrated communications company whose primary interests consist of our wholly-owned subsidiaries Broadview Networks, Inc. (“BNI”), Bridgecom Holdings, Inc. (“BH”), Corecomm-ATX, Inc. (“ATX”) and Eureka Broadband Corporation (“Eureka”, “InfoHighway” or “IH”). We also provide phone systems and other customer service offerings through our subsidiary, Bridgecom Solutions Group, Inc. (“BSG”). We were founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. We have one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial and residential customers in the northeast United States.
2. Significant Accounting Policies
  Goodwill and Other Intangible Assets
     The Company accounts for goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), whereby goodwill is not subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.
     Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so.
  Uncertainty in Income Taxes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings (see footnote 8).
  Disputes
     We account for our disputed billings with carriers based on the estimated settlement amount of disputed balances. The estimate is based on a number of factors, including historical results of prior dispute settlements with the carriers, and is periodically reviewed by management to reassess the likelihood of success. Actual settlements may differ from estimated amounts.

2. Significant Accounting Policies (continued)
  Comprehensive Income
     Comprehensive income represents the change in net assets of a business enterprise during a period from non-owner sources. For the three month and nine months ended September 30, 2007 and 2006, our net loss was the only item of other comprehensive income.
   Use of Estimates
     We prepare our financial statements using U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.
3. Acquisition Agreement
     On February 23, 2007, we entered into an agreement and plan of merger to acquire Eureka Broadband Corporation, a competitive local exchange carrier operating primarily in the northeastern United States, in a transaction that closed on May 31, 2007. Accordingly, their results are included in these condensed consolidated financial statements beginning June 1, 2007. The consolidated results of the Company reflect the acquisition under the purchase method of accounting in accordance with SFAS No. 141, Business Combinations (“SFAS 141”). The allocation of purchase price to the business acquired is preliminary as the Company is waiting for additional information.
     The purchase price consisted of a combination of cash and equity securities. Each share of capital stock of InfoHighway was converted into the right to receive cash and shares of the Company’s Series B-1 Preferred Stock, shares of Class A Common Stock and warrants to purchase units of the Company’s Series B-1 Preferred Stock and Class A Common Stock. The aggregate purchase price was $90.4 million (or $82.2, net of cash acquired) of which $58.4 was the cash portion and $23.8 million was the value assigned to the equity securities including the warrants. The Company issued 22,755 shares of Series B-1 Preferred Stock and 568,888 shares of Class A Common Stock, with an aggregate value of $17.5 million. The shares of Series B-1 Preferred Stock and Class A Common Stock issued in the transaction have the same voting rights as existing Series B-1 Preferred Shares and Class A Common Stock. The warrants to acquire 16,976 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit. The aggregate value of the warrants of $6.3 million at May 31, 2007, the close of the InfoHighway acquisition, was determined utilizing the Black-Scholes model assuming a five year expected life, a volatility based on market comparable entities of 55%, no expected dividends, an exercise price of $883.58 per unit and a risk free rate of 4.5%. Should the final exercise price of the warrants be determined to be less than $883.58 per unit, at each of the measurement periods, the Company will record additional merger consideration and related goodwill at such point of determination.
     The total purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair value as of May 31, 2007. The liabilities included in the acquisition cost allocation for exit activities included severance costs of terminated InfoHighway employees affected by the merger. These liabilities were accounted for in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The balance of such liabilities was approximately $1,277 as of September 30, 2007 and is expected to be paid within one year.
     The purchase price of the InfoHighway transaction was allocated as follows:

Assets acquired:
Cash and cash equivalents	$7,841
Restricted cash	422
Accounts receivable	9,302
Other current assets	1,172
Property and equipment	17,435
Goodwill	22,474
Customer-based intangibles	43,000
Other intangibles	12,300
Other non-current assets	72

Total assets acquired	114,018

3. Acquisition Agreement (continued)

Liabilities assumed:
Current liabilities	25,433
Other liabilities	348

Total liabilities assumed	25,781

Net assets acquired	$88,237

     The following unaudited pro forma financial information was prepared in accordance with SFAS 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies, and do not incorporate, nor do they assume, any benefits from cost savings or synergies of operations of the combined company. The pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results that may occur in the future.
     The pro forma combined results are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$123,652	$128,537	$373,804	$382,732
Net loss	(14,990)	(18,679)	(55,693)	(48,322)
4. Identifiable Intangible Assets and Goodwill
     The Company accounts for intangible assets under SFAS 142. The Company’s intangible assets consisting primarily of its customer base and trademarks were valued as follows:
     Customer Relationships: The Company’s customer base is composed of subscribers to the Company’s various telecommunications services. The multi-period excess earnings method, a variant of the income approach was utilized to value the customer base intangibles.
     Trademark: The Company’s trademarks were valued using a variant of the income approach, referred to as the relief from royalty method.
     The customer relationship intangibles are amortized on a straight line basis over the average expected life of the customer relationships based on the Company’s historical disconnect statistics or on an accelerated method over their useful lives in proportion to the expected benefits to be received. The lives range from four to eleven years. The unamortized balances are evaluated for potential impairment based on future estimated cash flows when an impairment indicator is present.
     Certain of the trademark intangible assets have indefinite lives and therefore are not amortized. These balances are evaluated annually for impairment. One of the trademark intangible assets is amortized on an accelerated method over its useful life in proportion to the expected benefits to be received. The life of this intangible asset is eleven years. The unamortized balance is evaluated for impairment based on future estimated cash flows when an impairment indicator is present.
     Amortization of intangible assets for the three months ended September 30, 2007 and 2006 was $12,937 and $7,228, respectively, and for the nine months ended September 30, 2007 and 2006 was $31,904 and $21,685, respectively.
     The components of Intangible assets are:

	September 30,	December 31,
	2007	2006

Customer base	$180,067	$137,067
Trademarks	19,300	7,000
Other	909	909
Less accumulated amortization	(97,032)	(65,128)

Net intangible assets	$103,244	$79,848

4. Identifiable Intangible Assets and Goodwill (continued)
  Changes in the carrying amount of Goodwill are as follows:

Balance at December 31, 2006	$69,632
Acquisition of InfoHighway	24,022
Other	1,271

Balance at September 30, 2007	$94,925

5. Accrued Expenses and Other Current Liabilities
   Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2007	2006

Recurring network costs and other operating accruals	$26,878	$14,211
Carrier settlements (a)	—	15,186
Accrued interest (b)	2,844	8,615
Merger transaction costs (c)	2,702	2,999
Payroll related liabilities	4,698	6,320
Other	150	175

Total accrued expenses and other current liabilities	$37,272	$47,506

a)	In February 2007, we finalized a settlement with our major telecommunications supplier and paid $15,200 to extinguish approximately $39,000 of outstanding disputes. Additional disputes with this and other suppliers are included in accounts payable and accrued expenses and other current liabilities.

b)	Principally represents accrued interest on the Senior Secured Notes. Interest is paid semi-annually on March 1 and September 1 of each year.

c)	Balance consists principally of liabilities of $1,277 for severance costs associated with the May 2007 acquisition of InfoHighway and $686 from the September 2006 acquisition of ATX Communications, Inc., and liabilities of $669 for lease termination costs associated with the January 2005 acquisition by Bridgecom Holdings, Inc. of Broadview Networks Holdings, Inc. During the nine months ended September 30, 2007, we paid $1,847of severance costs and $112 of lease termination costs.

The accrual for merger transaction costs consists of the following:

	ATX	InfoHighway	Lease
	Severance	Severance	Termination	Other	Total

Balance at December 31, 2006	$1,810	$—	$781	$408	$2,999
Additions	—	2,000	—	—	2,000
Payments	(1,124)	(723)	(112)	(338)	(2,297)

Balance at September 30, 2007	$686	$1,277	$669	$70	$2,702

6. Debt
   Senior Secured $210,000 Notes
     On August 23, 2006, we issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition and related transaction expenses, repay indebtedness under our senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. We are required to pay cash interest on the principal amount of the notes at a rate of 11 3/8% per annum, which is due semi-annually on March 1 and September 1 of each year, commencing on March 1, 2007. The Senior Secured Notes mature on September 1, 2012. The notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of our existing and future domestic restricted subsidiaries. The notes and the guarantees rank senior in right of payment to all of our and our subsidiary guarantors’ existing and future subordinated indebtedness, as applicable, and equal in right of payment with all existing and future senior indebtedness.

6. Debt (continued)
     The notes and the guarantees are secured by a lien on substantially all of our assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures our five-year senior revolving credit facility with an aggregate principal amount of $25,000 (the “Revolving Credit Facility”) and certain other permitted indebtedness.
     On or after September 1, 2009, we may redeem some or all of the notes at the following redemption prices, expressed as percentages of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. Prior to September 1, 2009, (i) we may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings at 111.375% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption provided that, following the redemption, at least 65% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and (ii) we may redeem the notes, in whole or in part, at a make-whole redemption price set forth herein, plus accrued and unpaid interest to the date of redemption. In addition, we may, at our option upon a change of control, redeem all, but not less than all, of the notes at any time prior to September 1, 2009, at 111.375% of their principal amount, plus accrued and unpaid interest to the redemption date.
     If we experience a change of control, the holders of the notes will have the right to require us to purchase their notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of repurchase. If we sell assets and do not use the proceeds for specified purposes, we may be required to offer to use the net proceeds to purchase notes at 100% of the aggregate principal thereof, plus accrued and unpaid interest to the date of repurchase.
     The Indenture contains covenants limiting our ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. We were in compliance with all covenants at September 30, 2007.
   Senior Secured $90,000 Notes
     On May 14, 2007, we completed an offering of $90,000 aggregate principal amount of Senior Secured Notes at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The notes were an additional issuance to our existing Senior Secured $210,000 Notes and were issued under the Indenture.
     In connection with the offerings of the $300,000 aggregate principal amount of Senior Secured Notes, we agreed to exchange the Senior Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933 (the “Securities Act”).
     On October 16, 2007 we filed a registration statement on Form S-4 to offer to exchange up to $300,000 aggregate principal amount of the 11 3/8% Senior Secured Notes registered under the Securities Act. The exchange offer is scheduled to close on November 14, 2007.
  Revolving $25,000 Senior Credit Facility
     On August 23, 2006, we entered into a five-year, Revolving $25,000 Senior Credit Facility (“Revolving Credit Facility”). Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at our option. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. We had no borrowings outstanding on the Revolving Credit Facility at September 30, 2007.
     The Revolving Credit Facility also has a sublimit of $9,000 for the issuance of letters of credit. On the consummation of the ATX acquisition in August 2006, $7,802 of letters of credit were issued in lieu of vendor security deposits. Such letters of credit were returned in March 2007 and we had no outstanding letters of credit drawn against this facility at September 30, 2007.
     Indebtedness under the Revolving Credit Facility is guaranteed by all of our direct and indirect subsidiaries that are not borrowers thereunder and is secured by a security interest in all of our and our subsidiaries’ tangible and intangible assets.

6. Debt (continued)
     The Revolving Credit Facility contains negative covenants and restrictions on our assets and our subsidiaries’ actions, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture and terms of our subordinated debt.
     The fair values of the Senior Secured Notes and the Revolving Credit Facility approximate their carrying values. Certain of our assets have been pledged to the above creditors pursuant to the debt agreements. Each of our subsidiaries has guaranteed the outstanding debt. The parent company of these subsidiaries has no independent assets or operations and the guarantees are full and unconditional and joint and several.
7. Commitments and Contingencies
     We have, in the ordinary course of business, disputed certain billings from carriers and have recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on certain factors including historical results of prior dispute settlements. The amount of such charges at September 30, 2007 in dispute is in excess of $27,000. We believe the settlement amount will be lower than the outstanding disputes and have recorded the estimated settlement in accounts payable and accrued expenses at September 30, 2007. It is possible that actual settlement of such disputes may differ from these estimates and we may settle at amounts greater than the estimates.
     We have entered into commercial agreements with a vendor under which we purchase certain services that we had previously leased under the UNE-P provisions of the Telecommunications Act of 1996. These agreements require certain minimum purchase obligations and contains fixed but escalating pricing over its term.
     We are involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on our financial position, results of our operations, or cash flows.
8. Income Taxes
     In July 2007, we reached a settlement with the Internal Revenue Service related to an audit of Bridgecom Holdings, Inc. for fiscal years 2002 through 2004 that resulted in an adjustment to our existing net operating loss carryforwards of approximately $2,900. Additionally, we received a refund of $300 which was recorded as a benefit to income tax expense. We also reversed liabilities of $309 which had been previously recorded in accordance with FIN 48 (see below). We currently have no federal tax examination in progress.
     In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We adopted FIN 48 effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings of which $18 was interest and penalties. In addition, we reduced $1,751 of a deferred tax asset and its associated valuation allowance. During the nine months ended September 30, 2007 we recorded $13 of additional interest and penalties and classified such amounts as income tax expense. Prior to the adoption of FIN 48, such expenses would have been recorded as interest expense. Our condensed balance sheet includes no liability for unrecognized income tax benefits principally due to the settlement with the Internal Revenue Service as noted above.
     Our income tax provision consists of state and local income taxes, deferred taxes associated with goodwill and taxes associated with the unrecognized tax benefits. We had net operating loss carryforwards (“NOL’s”) of approximately $70,000 as of December 31, 2006 and expect to incur additional tax losses during 2007. We anticipate that we will provide a full valuation allowance against all net deferred tax assets because management does not believe it is more likely than not that these assets will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.
9. Stock Based Compensation
   Management Incentive Plan
     In February 2007, our board adopted and our shareholders subsequently approved the Company’s Management Incentive

9. Stock Based Compensation (continued)
Plan (the “MIP”), pursuant to which we granted stock options and restricted stock to certain of our employees. Pursuant to the MIP, there are 52,332 shares of our Series C Preferred Stock and 1,308,297 shares of our non-voting Class B Common Stock reserved for issuance. In April 2007, grants of restricted stock representing 14,402 shares of Series C Preferred Stock and 360,050 shares of Class B Common Stock and grants of options to acquire 21,599 units comprised of 1 share of Series C Preferred Stock and 25 shares of Class B Common Stock were completed. Certain grants under the MIP were made in conjunction with securities simultaneously being repurchased from existing employees. As a condition and in conjunction with the MIP grants, all share-based awards and equity securities then outstanding and held by participants in the MIP, including 3,798 shares of Series A and Series B Preferred Stock and 94,962 shares of Class A Common Stock, were repurchased for cash consideration of $1.7 million and the issuance of certain securities under the plan. Options under the MIP were granted with an exercise price equal to the fair market value of a unit determined as of the date of the approval by the board of the individual grants.
     Grants under the MIP consist of both vested and unvested securities. Unvested securities granted under the MIP will generally vest in ratable annual installments over the three-year period following the grant. Options granted under the MIP were valued utilizing the Black-Scholes model with an exercise price equal to the assumed fair market value of an underlying unit of $137.50, a three year expected life of the option, a volatility based on market comparable entities of 55%, no dividend yield and a risk free rate of 4.5%. Any incremental value for the share based awards granted under the MIP over the fair value of the awards repurchased or cancelled under the Company’s previous stock incentive plans was expensed immediately at the date of grant. Furthermore, all vested grants under the MIP not representing grants for repurchased and cancelled securities were expensed in the period granted with the unvested portion of the grants to be expensed during the applicable vesting periods. Total compensation expense for the new share based awards and the unvested portion of the modified awards for the three and nine months ended September 30, 2007 was $226 and $2,340, respectively. At September 30, 2007 the total compensation cost related to unvested awards not yet recognized is $820.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report. Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, readers should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors.”
Overview
     We are a leading facilities-based competitive communications services provider offering voice and data communications and managed network solutions to small and medium sized business customers in 20 markets throughout the northeast and mid-Atlantic United States, including New York, Philadelphia, Baltimore, Washington, D.C. and Boston. To meet the demands of communications-intensive business customers, we offer dedicated and switched local and long distance voice, high-speed data and integrated services, as well as value-added products such as managed services and hardware. Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core network and extending to the network edge, to support dynamic growth of VoIP, MPLS and other next generation technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling us to provide T-1 equivalent and high-speed Ethernet access services via UNE-Loops to customers served from selected major metropolitan collocations, significantly increasing our margins and expanding our service offerings.
     Since our inception operating as Bridgecom International, a UNE-P provider founded to take advantage of the competitive opportunities in the local exchange communications market created by the Telecommunications Act, our management has responded to market and regulatory changes by strategically deploying facilities and merging with or acquiring companies with the necessary footprint, facilities and customer base to sustain and organically grow our business. We merged with Broadview Networks on January 14, 2005 to transfer our small and medium enterprise customers clustered in the New York metropolitan area to our own switches, gaining improved margins, more control over service delivery, and more comprehensive customer care.
     We acquired ATX, a Philadelphia based competitive communications provider of integrated traditional and next generation voice and data communications services, on September 29, 2006, to provide value-added services in our existing markets, obtain access to larger business customers and expand our service footprint into Pennsylvania, New Jersey, Delaware, Maryland and Washington, D.C. The ATX acquisition enhanced our suite of advanced data and managed service offerings and provided us with clustered customer bases in Southeastern Pennsylvania, including the Philadelphia metro market, and additional mid-Atlantic cities such as Baltimore and Washington, D.C.
     We acquired InfoHighway on May 31, 2007 to enable us to provide hosted and managed communications solutions to large concentrations of business customers in the northeast United States, especially in the metropolitan areas of New York City and northern New Jersey. InfoHighway’s network-based solutions include a wide range of hosted private branch exchange, or PBX, converged services based on VoIP technology and high-bandwidth Internet access products. In addition, by merging with InfoHighway, we acquired approximately 500 lit buildings which provide access to customers over a cost-effective shared infrastructure.
     We have integrated our operations with Broadview Networks and are nearly complete with ATX, both of which have resulted in greater business density and network utilization to support margin expansion, and are underway with integrating InfoHighway into our operations. We believe that the financial, geographic and customer scale obtained through these business combinations enables us to pursue next generation services to deliver to our customers while rationalizing our back office and cost structure to further support margin improvement and cash flow generation. As part of the ATX and InfoHighway acquisitions, we have identified certain expenses that will be eliminated over the course of the integration periods. These expenses include payroll for affected employees and rent expense for a facility that will be affected by the consolidation of ATX, InfoHighway and Broadview operations. Of the selling, general and administrative expenses recorded in the three months ended September 30, 2007, $2.5 million relate to the base salaries of affected employees and rent expense for a redundant facility that we have eliminated or expect to eliminate over the integration period.

     As of September 30, 2007, we have approximately 290 sales employees, including approximately 150 direct quota-bearing sales representatives, who target small and medium sized business customers requiring four to 500 access line equivalents, or lines, physically located within the footprint of our switching centers and our approximately 245 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and have high retention rates. We believe that a lack of focus on the small and medium-sized business segment from the RBOCs has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution. As of September 30, 2007, approximately two-thirds of our total lines were provisioned on our network, or on-net.
     We focus our business strategy on providing services based on high-speed digital transmission connections, or T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Since the fourth quarter of 2005, and prior to the effects of our two acquisitions, we have experienced a greater than 50% increase in revenue from T-1 based products. Combined T-1 based revenue generated by Broadview, ATX and InfoHighway increased by approximately 18% from the third quarter of 2006 to the third quarter of 2007. T-1 based revenue currently comprises approximately 40% of our total retail revenue base.
     Our facilities-based network encompasses approximately 2,400 route miles of metro and long-haul fiber, 245 collocations, and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as POTS and T-1 lines, as well as DSL and next generation services, such as dynamic VoIP integrated T-1s, hosted VoIP solutions, and MPLS VPNs. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network.
     Since inception, our revenues have grown substantially. We believe our focus on small and medium-sized enterprises fueled much of the organic growth due to their demand for the higher margin T-1 products that we offer.
     We measure our operational performance using a variety of indicators including: (i) revenue; (ii) the percentage of our revenue that comes from customers that we serve on-net; (iii) gross margin; (iv) operating expenses as a percentage of revenue; (v) EBITDA margin; and (vi) customer and revenue retention. We monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.
Key Components of Results of Operations
  Revenues
     Our revenues (see table below) consist of network services revenues, which consist primarily of voice and data services, wholesale services and access services. Voice and data services revenue consists of local dial tone, long distance and data service. Wholesale services revenue consists of voice and data services, data collocation services and transport services. Carrier access and reciprocal compensation revenue consists primarily of usage charges that we bill to other carriers to originate and terminate their calls to and from our customers. Network services revenue, which represents a predominantly recurring revenue stream, comprised approximately 97% of our total revenues for the three months ended September 30, 2007 and over 101% (as other revenue includes credits) for the three months ended September 30, 2006, and approximately 98% and 99% for each of the nine months ended September 30, 2007 and September 30, 2006, respectively.
     Monthly recurring network services revenues are recognized in the month the services are used. In the case of local service revenues, monthly recurring local services charges are billed in advance but accrued for and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues associated with line installations are recognized over the average life of the customers. Long distance and access charges are billed in arrears and accrued for and recognized in the month the services are provided.
     We also generate other revenues from the value-added products and services we provide to our customers. These revenues consist of hardware solutions, installation and maintenance, customer allowances and inside wiring services. Hardware solutions revenues consist of revenues from the sale of telephone equipment and the servicing of telephone equipment systems. Telephone equipment revenues are recognized upon delivery, completion of the installation and acceptance by the customer. Hardware solutions revenues are recognized upon completion of service or, in the case of maintenance agreements, are spread equally over the life of the maintenance contract, which typically ranges from one to two years.
  Cost of Revenues (exclusive of depreciation and amortization)
     Our network services cost of revenues consist primarily of the cost of operating our network facilities. The network components for our facilities-based business include the cost of:
•	leasing local loops and digital T-1 lines which connect our customers to our network;

•	leasing high capacity digital lines that connect our switching equipment to our collocations;

•	leasing high capacity digital lines that interconnect our network with the ILECs;

•	leasing space, power and terminal connections in the ILEC central offices for collocating our equipment;

•	signaling system network connectivity; and

•	Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.
     The costs to obtain local loops, digital T-1 lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and by state and are regulated under federal and state laws. In virtually all areas, we obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in most cases, the ILECs are our only source for local loops and T-1 lines.
     Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and are available for the term of the agreements. The commercial agreements require certain minimum purchase obligations.
     Our network services cost of revenues also includes the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of these agreements contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.
     Our most significant other costs of revenue are hardware solutions costs of revenues and the equipment purchased from manufacturers and labor for service installation. For all hardware solutions installations, we generally require a deposit before ordering the equipment so our risk of excess inventory or inventory obsolescence is low. Hardware solutions cost of revenue consists primarily of salaries and benefits of field technicians as well as vehicle and incidental expenses associated with equipment installation, maintenance and service provisioning.
   Selling, General and Administrative
     Selling, general and administrative expenses, or SG&A, is comprised primarily of salaries and related expenses, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services and insurance expenses.
     Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with national databases for delinquent customers and, in some cases, requesting credit reviews through Dun & Bradstreet Corporation.
  Depreciation and Amortization
     Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, back-office systems, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with the MCG acquisition of Bridgecom, the Bridgecom merger with Broadview, the ATX acquisition, the InfoHighway acquisition and software development costs. All internal costs directly related to the expansion of our network and integrated operational support system, including salaries of certain employees, are capitalized and depreciated over their average lives. Capitalized third-party customer installation costs are amortized over the approximate average life of a customer.

Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Statement of operations data:
Revenues
Voice and data	88.9%	90.0%	90.3%	88.2%
Wholesale	1.9	6.0	2.4	5.5
Access	6.0	5.2	5.6	5.7

Network services	96.8	101.2	98.3	99.4
Other	3.2	-1.2	1.7	0.6

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Network costs	52.1	41.2	51.1	44.6
Other costs of revenue	0.4	1.0	0.5	0.9
Sales, general and administrative	34.0	41.5	36.3	39.7
Software development	0.5	0.4	0.5	0.7
Depreciation and amortization	17.7	20.3	17.1	19.6
Non-cash compensation	0.2	0.3	0.7	0.3
Merger integration costs	0.1	1.2	0.2	0.6

Total operating expenses	105.0	105.9	106.4	106.4
Loss from operations	-5.0	-5.9	-6.4	-6.4

Interest expense	8.0	14.5	7.7	10.4
Interest income	-0.4	-1.2	-0.4	-0.5
Other income	-0.1	0.0	-0.1	0.0

Loss before provision for income taxes	-12.6	-19.2	-13.7	-16.3

Provision (benefit) for income taxes	-0.4	0.0	0.3	0.0

Net loss	-12.2%	-19.2%	-14.0%	-16.3%

     The following table provides a breakdown of components of our statements of operations for the three months and the nine months ended September 30, 2007 and 2006, in thousands:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Statement of operations data:
Revenues:
Network services	$119,713	$58,353	$320,489	$175,281
Other	3,939	(678)	5,509	1,140

Total revenues	123,652	57,675	325,998	176,421

Cost of revenues:
Network costs	64,400	23,800	166,606	78,697
Other	490	554	1,530	1,587

Total cost of revenues	64,890	24,354	168,136	80,284

Gross profit:
Network costs	55,313	34,553	153,883	96,584
Other	3,449	(1,232)	3,979	(447)

Total gross profit	$58,762	$33,321	$157,862	$96,137

     Set forth below is a discussion and analysis of our results of operations for the three months and the nine months ended September 30, 2007 and 2006.
Three months ended September 30, 2007 compared to three months ended September 30, 2006
   Revenues
     Revenues for the three months ended September 30, 2007 and 2006 were as follows:

	2007	2006	% Change

Revenues
Voice and data	$109,888	$51,920	111.6%
Wholesale	2,400	3,455	-30.5
Access	7,425	2,978	149.3

Network services	119,713	58,353	105.2
Other	3,939	(678)	681.0

Total revenues	$123,652	$57,675	114.4%

     Total revenues were $123.7 million for the three months ended September 30, 2007, an increase of 114.4% from $57.7 million in the same period of 2006. Network services revenues were $119.7 million for the three months ended September 30, 2007, an increase of 105.2% from $58.4 million in the same period of 2006. The revenue increase is primarily due to the addition of ATX in September 2006 and InfoHighway in June of 2007. The ATX transaction closed for accounting purposes as of the close of business on September 30, 2006; as such no results of ATX operations were included until the fourth quarter of 2006. The InfoHighway transaction closed for accounting purposes as of the close of business on May 31, 2007; as such no results of InfoHighway operations were included until June 2007. Wholesale revenues were $2.4 million for the three months ended September 30, 2007, a decrease of 30.5% from $3.5 million in the same period of 2006, primarily due to the elimination of revenues (and associated costs) generated between Broadview and its acquired subsidiaries prior to the acquisitions. Carrier access revenues were $7.4 million in the three months ended September 30, 2007, an increase of 149.3% from $3.0 million in the same period of 2006, due primarily to the acquisition of ATX and InfoHighway. Other revenues were $3.9 million for the three months ended September 30, 2007, an increase of 114.4% from $(0.7) million in the same period of 2006. The loss in that prior period was primarily due to the recognition of credits associated with early termination fee revenue that was previously included in bad debts expense.
  Cost of Revenues (exclusive of depreciation and amortization)
     Total cost of revenues was $64.9 million for the three months ended September 30, 2007, an increase of 166.4% from $24.3 million in the same period of 2006. The increase is primarily attributable to the increase in revenues and total lines in service attributable to the addition of ATX in September 2006 and InfoHighway in June 2007.
  Gross Profit (exclusive of depreciation and amortization)
     Total gross profit was $58.8 million for the three months ended September 30, 2007, an increase of 76.3% from $33.3 million in the same period of 2006. The increase in gross profit for three months ended September 30, 2007 from the same period of 2006 is primarily due to the addition of ATX and InfoHighway in the 2007 period. Gross margins are lower than prior periods due primarily to the acquisition of InfoHighway and ATX, each of which had lower gross margins than legacy Broadview. We are focusing sales initiatives towards increasing the amount of data, managed services, hosted IP applications and integrated T-1 lines provisioned on our network. We believe these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to derive additional cost saving initiatives including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional IXCs, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.
   SG&A
     SG&A was $42.8 million for the three months ended September 30, 2007, an increase of 77.1% from $24.2 million in the same period of 2006. The increase is primarily due to the addition of ATX and InfoHighway in the 2007 period, partially offset by the implementation of cost saving measures during the integration of the two companies.
   Depreciation and Amortization
     Depreciation and amortization costs were $21.8 million for the three months ended September 30, 2007, an increase of 85.6% from $11.7 million in the same period of 2006. The increase from the prior period was primarily due to the acquisition of ATX in September 2006 and InfoHighway in May 2007 as well as increased depreciation on the capital expenditures made during 2006 and 2007 for the expansion of our network facilities and back-office systems.
   Interest
     Interest expense was $9.9 million for the three months ended September 30, 2007, an increase of 17.9% from $8.4 million in the same period of 2006. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the three months ended September 30, 2007 compared to the same period of 2006. The higher average debt balance is due primarily to the $210 million of Senior Secured Notes due 2012 that we issued in August 2006 to complete the ATX acquisition, and the $90 million of Senior Secured Notes due 2012 that we issued in May 2007 to complete the InfoHighway acquisition, partially offset by the payoff of the previously existing senior secured notes and the conversion of the principal plus accrued interest on the subordinated notes into equity.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
   Revenues
     Revenues for the nine months ended September 30, 2007 and 2006, in thousands, were as follows:

	2007	2006	% Change

Revenues
Voice and data	$294,565	$155,600	89.3%
Wholesale	7,803	9,620	-18.9
Access	18,121	10,061	80.1

Network services	320,489	175,281	82.8
Other	5,509	1,140	383.2

Total revenues	$325,998	$176,421	84.8%

     Total revenues were $326.0 million for the nine months ended September 30, 2007, an increase of 84.8% from $176.4 million in the same period of 2006. Network services revenues were $320.4 million for the nine months ended September 30, 2007, an increase of 82.8% from $175.3 million in the same period of 2006. The revenue increase is primarily due to the addition of ATX in September 2006 and InfoHighway in June 2007. Wholesale revenues were $7.8 million for the nine months ended September 30, 2007, a decrease of 18.9% from $9.6 million in the same period of 2006 due to the elimination of revenues previously derived from ATX and InfoHighway before their acquisitions. Carrier access revenues were $18.1 million in the nine months ended September 30, 2007, an increase of 80.1% from $10.1 million in the same period of 2006. Other revenues were $5.5 million for the nine months ended September 30, 2007, an increase of 383.2.0% from $1.1 million in the same period of 2006.
   Cost of Revenues (exclusive of depreciation and amortization)
     Total cost of revenues was $168.1 million for the nine months ended September 30, 2007, an increase of 109.4% from $80.3 million in the same period of 2006. The increase is primarily attributable to the increase in revenues and total lines in service attributable to the addition of ATX in September 2006 and InfoHighway in June 2007.
   Gross Profit (exclusive of depreciation and amortization)
     Total gross profit was $157.9 million for the nine months ended September 30, 2007, an increase of 64.2% from $96.1 million in the same period of 2006. The increase in gross profit for nine months ended September 30, 2007 from the same period of 2006 is primarily due to the addition of ATX in September 2006 and InfoHighway in June 2007, and lower costs resulting from provisioning more lines from resale and UNE-P to on-net. Gross margins are lower than prior periods due primarily to the acquisition of InfoHighway and ATX, each of which had lower gross margins than legacy Broadview. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to derive additional cost saving initiatives including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional IXCs, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.
SG&A
     SG&A was $120.3 million for the nine months ended September 30, 2007, an increase of 68.8% from $71.3 million in the same period of 2006. The increase is primarily due to the addition of ATX in September 2006 and InfoHighway in June 2007, partially offset by the implementation of cost saving measures during the integration of the two companies.
Depreciation and Amortization
     Depreciation and amortization costs were $55.5 million for the nine months ended September 30, 2007, an increase of 60.7% from $34.5 million in the same period of 2006. The increase from the prior period was primarily due to the acquisition of ATX in September 2006 and InfoHighway in May 2007 as well as increased depreciation on the capital expenditures made during 2006 and 2007 for the expansion of our network facilities and back-office systems.
Interest
     Interest expense was $25.1 million for the nine months ended September 30, 2007, an increase of 36.5% from $18.4 million in the same period of 2006. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the nine months ended September 30, 2007 compared to the same period of 2006. The higher average debt balance is due primarily to the $210 million of Senior Secured Notes due 2012 that we issued in August 2006 to complete the ATX acquisition, and the $90 million of Senior Secured Notes due 2012 that we issued in May 2007 to complete the InfoHighway acquisition, partially offset by the payoff of the previously existing senior secured notes and the conversion of the principal plus accrued interest on the subordinated notes into equity.
Off-Balance Sheet Arrangements
     We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to liability that is not reflected on the face of our financial statements.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash from operations and our existing cash and cash equivalents. Our principal liquidity requirements consist of debt service, capital expenditures and working capital. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our existing credit facility will be sufficient to fund our operations. We do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months, provided that we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may require that we raise additional funds through the issuance of debt or equity.
Existing Credit Facility
     On August 23, 2006, we entered into our existing credit facility, a $25.0 million five-year senior revolving credit facility. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent), including our subsidiaries. The loans are charged interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at our option. Interest on the LIBOR rate loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. The existing credit facility has a sublimit of $9.0 million for the issuance of letters of credit. On September 29, 2006, approximately $7.8 million letters of credit were issued under our existing credit facility in connection with the consummation of the ATX acquisition. These letters of credit were cancelled in March 2007. At September 30, 2007, we had no outstanding borrowings under this facility.

     Indebtedness under our existing credit facility is guaranteed by all of our direct and indirect subsidiaries (other than certain immaterial subsidiaries) that are not borrowers thereunder and is secured by a security interest in all of our subsidiaries’ tangible and intangible assets (including, without limitation, intellectual property, real property, licenses, permits and all of our and our subsidiaries’ capital stock (other than voting capital stock of our subsidiaries that exceeds 65% of such voting capital stock and all funds and investment property on deposit therein or credited thereto and certain other excluded assets).
     Our existing credit facility contains negative covenants and restrictions on our assets and our subsidiaries’ activities, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture and terms of our subordinated debt.
Senior Secured Notes Offerings
     On August 23, 2006, we completed an offering of $210.0 million aggregate principal amount of the 11 3/8% senior secured notes due 2012. We used the net proceeds from the offering and sale of the notes (i) to fund the ATX acquisition, (ii) to fund the repayment of the entire $79.0 million of principal amount outstanding under our senior secured credit facility that was then in effect, (iii) to fund the repayment of approximately $1.0 million of principal of our senior unsecured subordinated notes due 2009 and (iv) for general corporate purposes. In connection with the offering of the notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act.
     On May 14, 2007, we completed an offering of $90.0 million aggregate principal amount of 11 3/8% senior secured notes due 2012 at an issue price of 105.750%, generating gross proceeds of $95.2 million. We used the net proceeds from the offering and sale of the notes to fund the InfoHighway merger, pay related fees and expenses and for general corporate purposes. The notes were an additional issuance of our existing 11 3/8% senior secured $210.0 million notes due 2012, and were issued under the indenture dated as of August 23, 2006 and supplemented as of September 29, 2006, May 14, 2007 and May 31, 2007. In connection with the offering of the notes, we agreed to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933.
Exchange Offer
     On October 16, 2007, we filed a registration statement on Form S-4 to offer to exchange up to $300.0 million aggregate principal amount of our 11 3/8% senior secured notes due 2012 that were issued on August 23, 2006 and May 14, 2007 for an equal principal amount of 11 3/8% senior secured notes due 2012 that have been registered under the Securities Act. Please refer to that filing for further information regarding the exchange offer and other Company information.
     In addition, from time to time, we may consider additional debt or equity financings as well as pursue acquisitions or dispositions. We recently applied for regulatory approval to raise up to $500 million of equity and $100 million of debt.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
Cash Flows Provided by (Used in) Operating Activities
     Cash used in operating activities was $23.3 million for the nine months ended September 30, 2007, compared to cash provided by operating activities of $4.3 million for the same period of 2006. The decrease in cash provided by operating activities was due primarily to the payment of $17.1 of interest on the Senior Secured Notes and the payment of $15.2 million to settle disputed billings made during the 2007 period.
Cash Flows Provided by (Used in) Investing Activities
     Cash used in investing activities was $81.5 million for the nine months ended September 30, 2007, compared to cash used in investing activities of $103.8 million for the same period of 2006. The significant use of cash in investing activities was primarily for the acquisition of InfoHighway and increased capital expenditures in the nine months ended September 30, 2007 for the expansion of our network and back-office systems. The significant use of cash for the same period in 2006 was for the acquisition of ATX.
Cash Flows Provided by (Used in) Financing Activities
     Cash flows provided by financing activities was $90.3 million for the nine months ended September 30, 2007, compared to cash provided by financing activities of $126.7 million for the same period of 2006. The significant source of cash was primarily due to the issuance of the $90.0 Senior Secured Notes in May 2007, which generated gross proceeds of $95.2 million. The significant source of cash in the same period of the prior year was the issuance of the $210.0 Senior Secured Notes in the third quarter of 2006.
Capital Expenditures
     In the nine months ended September 30, 2007, we spent $21.1 million on capital expenditures for the purchase of property and equipment, compared to $14.7 million in the same period of 2006. This increase was primarily due to the inclusion of the capital expenditures for ATX and InfoHighway in the 2007 period for the expansion of network and back-office systems.
Application of Critical Accounting Policies and Estimates
     Our significant accounting policies are more fully described in the Notes to our Consolidated Financial Statements for the year ended December 31, 2006 included in the registration statement filed on Form S-4 by the Company with the SEC on October 16, 2007. The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. Management uses historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period.
     Management believes the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our audited consolidated financial statements included in this report.
Revenue Recognition
     Our revenues consist of network services revenues, which consist primarily of voice and data services, wholesale services and access services, and other revenues, which consist primarily of telephone systems sales and inside wiring services.
     Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided and costs incurred, with deferral of revenues recognized for those monthly charges that are billed in advance. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided. Revenues and direct costs related to up-front service installation fees are deferred and amortized generally over four years.
     Other revenues such as inside wiring revenues are recognized when the services are provided by us, while telephone system sale revenues are recognized at the time installation at the customer premises is complete.
Accounts Receivable and Allowance for Doubtful Accounts
     Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive and bankrupt customer balances are normally reserved at 80% to 100% respectively. The aggregate reserve balance is re-evaluated at each balance sheet date. Reserves that relate to carrier access billings are normally reserved at varying percentages of such receivables, with 100% of 120 plus days outstanding and bankrupt carrier balances.
Impairment of Long-Lived Assets
     We account for the impairment of long-lived assets in accordance with the provisions of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We compare the carrying amount of the asset to the estimated undiscounted future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, we record an impairment charge for the difference between the carrying amount of the asset and its fair value.
Goodwill and Other Intangible Assets
     We account for goodwill and other intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” whereby goodwill is not subject to amortization over its estimated useful life. Instead, goodwill is subject to at least an annual assessment for impairment by applying a fair-market value-based test.
     Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Any indefinite life intangibles are evaluated periodically to determine whether events and circumstances continue to support an indefinite useful life and are tested for impairment at least annually.
Disputes
     We are, in the ordinary course of business, billed certain charges from other carriers that we believe are either erroneous or relate to prior periods. We carefully review our vendor invoices and frequently dispute inaccurate or inappropriate charges. In cases where we dispute certain charges, we frequently pay only undisputed amounts on vendor invoices. The amount of disputed charges may remain outstanding for some time pending resolution or compromise.
     Management does not believe a payment of the entire amount of disputed charges will occur. We therefore account for our disputed billings from carriers based on the estimated settlement amount of disputed balances. The settlement estimate is based on a number of factors including historical results of prior dispute settlements. We periodically review the outstanding disputes and reassess the likelihood of success in the event of the resolution of these disputes. For a discussion regarding current disputes with our vendors, see the section entitled “Risk Factors — Risks Relating to Our Business — Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money and could materially adversely affect our business.”
     In February 2007, we finalized a settlement with a major telecommunications supplier and paid $15.2 million to extinguish approximately $39.0 million of outstanding disputes. We believe we have accrued an amount appropriate to settle any remaining disputed charges. It is possible that actual settlement of any remaining disputes may differ from our remaining reserves and we may settle at amounts greater than the estimates.
     In addition, Verizon has recently alleged that we have breached our commercial agreements by migrating traffic to and among those agreements and has demanded payment of damages in excess of $36 million, which amount will increase over time because it is based upon an alleged failure to meet increased commitment levels. For more information, see “Risk Factors — Risks Related to Our Business — Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnections and other agreements.”
Uncertainty in Income Taxes
     In July 2006, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. We adopted FIN 48 effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings.
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
     In the normal course of business, our financial position is subject to a variety of risks, such as the collectibility of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our long-term obligations consist primarily of long-term debt with fixed interest rates. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

     Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
ITEM 4: Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), an evaluation was performed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, our management, including our principal executive officer and our principal financial officer, concluded that the design and operation of these disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Controls Over Financial Reporting
     There have been no material changes in the Company’s internal control over financial reporting during the third quarter of 2007.
PART II. OTHER INFORMATION
ITEM 1. Legal Proceedings
     We are not currently a party to any legal actions or proceedings other than certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations. We are involved in certain billing disputes with our vendors. For more information regarding our contractual disputes with our vendors see the section entitled “Risk Factors — Risks Relating to our Business — Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money and could materially adversely affect our business” and “Risk Factors — Risks Relating to our Business — Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements”.
ITEM 1A. Risk Factors
     All of these risk factors should be carefully considered. In addition, readers should consider carefully the information included elsewhere in this quarterly report. Our industry is highly competitive and changes rapidly. Sometimes new risks emerge and management may not be able to anticipate all of them or be able to predict how they impact our business and financial performance. In order to better evaluate the “Risks Related to our Industry” and “Risks Related to our Business”, readers may wish to refer to the section entitled “Regulation” in the Company’s Form S-4 Registration Statement filed on October 16, 2007.
Risks Related to Our Industry
We are subject to substantial government regulation that may restrict our ability to provide local services and may increase the costs we incur to provide these services.

     We are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934, as amended, or the Communications Act, the FCC exercises jurisdiction over us with respect to interstate and international services. We must comply with various federal regulations, such as the duty to contribute to universal service fund and other subsidies. If we fail to comply with federal reporting and regulatory requirements, we may incur fines or other penalties, including loss of our authority to provide services.
     The FCC’s Triennial Review Order, subsequent Triennial Review Remand Order and related decisions have reduced our ability to access certain elements of ILEC telecommunications platforms in several ways that have affected our operations. First, we no longer have the right to require ILECs to sell us the unbundled network element platform, or UNE-P. Because of this, we entered into commercial agreements with Verizon to purchase a substitute product called Verizon Wholesale Advantage Service at UNE-P rates subject to a surcharge that increases over time and have converted to this new product all of our UNE-P lines that were not migrated to our network. We are required under certain of our commercial agreements with Verizon to maintain certain volumes of loops on a “take-or-pay” basis. Our commercial agreements with Verizon have limited terms that expire in 2008 and 2010, but are subject to earlier termination in certain circumstances, including upon assertion thereover of jurisdiction by a regulatory authority. Termination of our Verizon commercial agreements would result in a substantial increase in our cost of service. Second, in certain central offices, we no longer have the right to require ILECs to sell to us as UNEs, or have limited access rights to UNE high capacity circuits that connect our central switching office locations to customers’ premises. Third, we no longer have the right to require ILECs to sell to us UNE transport between our switches and ILEC switches. Fourth, we have only limited or no access to UNE DS1 or DS3 transport on certain interoffice routes. Petitions currently pending before the FCC could, if granted, further reduce our access to UNE-Loops and transport. In these instances where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the ILEC as special access, which increases our costs. Finally, our access to certain broadband elements of the ILEC network has been limited or eliminated in certain circumstances.
     State regulatory commissions also exercise jurisdiction over us to the extent we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs with regulators in most of the states in which we operate. State regulatory commissions also often regulate the rates, terms and conditions at which we offer service. We have obtained the necessary certifications to provide service, but each commission retains the authority to revoke our certificate if that commission determines that we have violated any condition of our certification or if it finds that doing so would be in the public interest. While we believe we are in compliance with regulatory requirements, our interpretation of our obligations may differ from those of regulatory authorities.
     Both federal and state regulators require us to pay various fees and assessments, file periodic reports and comply with various rules regarding the contents of our bills, protection of subscriber privacy, service quality and similar consumer protection matters on an ongoing basis. If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our certificate of authority to provide service should not be revoked.
The communications industry faces significant regulatory uncertainties and the resolution of these uncertainties could harm our business, results of operations and financial condition.
     If current or future regulations change, we cannot assure you that the FCC or state regulators will grant us any required regulatory authorization or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. The Telecommunications Act of 1996, or the Telecommunications Act, remains subject to judicial review and ongoing proceedings before the FCC and state regulators, including proceedings relating to interconnection pricing, access to and pricing for unbundled network elements and special access services and other issues that could result in significant changes to our business and business conditions in the communications industry generally. Recent decisions by the FCC have eliminated or reduced our access to certain elements of ILEC telecommunications platforms that we use to serve our customers and increased the rates that we pay for such elements. Other proceedings are pending before the FCC that could potentially further limit our access to these network elements or further increase the rates we must pay for such elements. Likewise, proceedings before the FCC could impact the availability and price of special access facilities. Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenues we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. Still other proceedings before the FCC could result in increases in the cost of regulatory compliance. A number of states also have proceedings pending that could impact our access to and the rates we pay for network elements. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts, or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services or adversely impacted the revenues we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
Elimination or Relaxation of Regulatory Rights and Protections could harm our business, results of operations and financial condition.
     Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing that a statutory provision or a regulation is unnecessary to ensure that rates and practices remain just, reasonable and non-discriminatory and to otherwise protect consumers and that forbearance is generally in the public interest and would promote competition. Pursuant to Section 10, the FCC has effectively deregulated Verizon’s provision of certain broadband services provided to enterprise customers and likely will extend that relief to other ILECs. Exercising its forbearance authority, the FCC has also relieved certain ILECs in certain markets of their obligation to provide CLECs with unbundled access to network elements at rates mandated by state regulatory commissions. Although we do not provide service in any of the impacted markets and hence are not directly effected by these latter rulings, Verizon has petitioned for comparable relief in six Metropolitan Statistical Areas (“MSAs”), including the New York-Northern New Jersey-Long Island, NY-NJ-PA MSA, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD MSA and the Boston-Cambridge-Quincy, MA-NH MSA — three of our largest markets. The FCC must act on the Verizon petition in early December 2007 or the petition will be deemed granted by statute. If Verizon is granted the relief it seeks, the costs of the facilities we need to serve our customers in these, and possibly other, Verizon markets, would likely increase and we would likely need to make additional capital investments to further build out our network to mitigate these cost increases. We cannot predict the outcome of pending or future forbearance proceedings or the effects that these proceedings may have on our business or operations.
     FCC rules currently allow Verizon and other ILECs to unilaterally retire copper loop facilities that provide the “last mile” connection to certain customers with limited regulatory oversight. Verizon has filed nearly 100 notices of copper plant retirement with the FCC. While we, in conjunction with other CLECs, have petitioned the FCC to strengthen the rules governing copper plant retirement, there are no assurances that we will be successful in this effort. Wide scale retirement of copper loops by Verizon could have an adverse impact on our business and operations.
The effects of increased regulation of IP-based service providers are unknown.
     While the FCC has to date generally subjected Internet service providers to less stringent regulatory oversight than traditional common carriers, it has recently imposed certain regulatory obligations on providers of Interconnected Voice over Internet Protocol and/or facilities-based broadband Internet access providers, including the obligations to contribute to the Universal Service Fund, to provide emergency 911 services and/or to comply with the Communications Assistance for Law Enforcement Act, or CALEA. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations on Internet service providers could have a material adverse effect on our business.
Risks Related to Our Business
If the ILECs with which we have interconnection agreements engage in anticompetitive practices or we experience difficulties in working with the ILECs, our business will be adversely affected.
     Our business depends on our ability to interconnect with ILEC networks and to lease from them certain essential network elements. We obtain access to these network elements and services under terms established in interconnection agreements that we have entered into with ILECs. Like many competitive communications services providers, from time to time, we have experienced difficulties in working with ILECs with respect to obtaining information about network facilities, ordering and maintaining network elements and services, interconnecting with ILEC networks and settling financial disputes. These difficulties can impair our ability to provide local service to customers on a timely and competitive basis. If an ILEC refuses to cooperate or otherwise fails to support our business needs for any other reason, including labor shortages, work stoppages, cost-cutting initiatives or disruption caused by mergers, other organizational changes or terrorist attacks, our ability to offer services on a timely and cost-effective basis will be materially and adversely affected.
Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.

     Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms, and the time and expense involved in negotiating interconnection agreements and amendments, can be adversely affected by ongoing legal and regulatory activity. All of our interconnection agreements provide either that a party is entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in law resulting from ongoing legal and regulatory activity, or that a change of law is immediately effective in the agreement and set out a dispute resolution process if the parties do not agree upon the change of law. The initial terms of all of our interconnection agreements with ILECs have expired; however, each of our agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. If we were to receive a termination notice from an ILEC, we may be able to negotiate a new agreement or initiate an arbitration proceeding at the relevant state commission before the agreement expired. In addition, the Telecommunications Act gives us the right to opt into interconnection agreements, which have been entered into by other carriers, provided the agreement is still in effect and provided that we adopt the entire agreement. We are in the process of renegotiating the terms of our New York interconnection agreements with Verizon. We cannot assure you that we will be able to successfully renegotiate these agreements or any other interconnection agreement on terms favorable to us.
     As noted above, we have entered into commercial agreements with Verizon to purchase a substitute product called Verizon Wholesale Advantage Service at UNE-P rates subject to a surcharge that increases over time and have converted substantially all of our UNE-P lines to this new product. Our commercial agreements with Verizon have limited terms that expire in 2008 and 2010 and are subject to earlier termination in certain circumstances, including assertion thereover of jurisdiction by a regulatory authority. If our commercial agreements with Verizon were to be terminated, we would be required to convert all of the lines thereunder to resale, which would likely be substantially less favorable to us. We cannot assure you that our commercial agreements with Verizon will be renewed at the end of their terms or that they will not be terminated before the end of their terms.
     We have recently entered into amendments of our various interconnection and commercial agreements with Verizon which provide for assurance of timely payment. To the extent that we are not consistently timely in our payment of Verizon invoices, we could be compelled to provide letters of credit in an amount of up to two months anticipated billings. The provision of such letters of credit could adversely impact our liquidity position.
     Verizon has recently alleged that we have breached our commercial agreements by migrating traffic to and among those agreements and has demanded payment of damages in excess of $36 million, which amount will increase over time because it is based upon an alleged failure to meet increased commitment levels. We have advised Verizon that our actions have been in full compliance with our commercial agreements and that no breach of those agreements has occurred. While we believe that Verizon’s claims lack any merit, our business and cash resources could be adversely impacted by an adverse ruling on this matter.
Difficulties we may experience with ILECs, interexchange carriers, or IXCs, and wholesale customers over payment issues may harm our financial performance.
     We have at times experienced difficulties collecting amounts due to us for services that we provide to ILECs and IXCs. These balances due to us can be material. We generally have been able to reach mutually acceptable settlements to collect overdue and disputed payments, but we cannot assure you that we will be able to do so in the future. If we are unable to continue to timely receive payments and to create settlement agreements with other carriers, our business, results of operations and financial condition may be materially adversely affected.
     Our interconnection agreements allow ILECs to decrease order processing, disconnect customers and increase our security deposit obligations for delinquent payments. If an ILEC makes an enforceable demand for an increased security deposit, we could have less cash available for other expenses, which could have a material adverse effect on our business, results of operations and financial condition. If an ILEC were to cease order processing or disconnect customers our business and operations would be materially and adversely affected.
     Periodically, our wholesale customers experience financial difficulties. To the extent that the credit quality of our wholesale customers deteriorates or they seek bankruptcy protection, we may have difficulty collecting amounts due for services that we have provided to them. While we maintain security deposits and often retain the right to solicit end-user customers, we cannot assure you that such mechanisms will provide us adequate protection.
     We periodically have disagreements with ILECs and IXCs regarding the interpretation and application of laws, rules, regulations, tariffs and agreements. Resolution of these disagreements may impact our revenues and our costs of service, both prospectively and retroactively. For example, we and certain other CLECs believe that ILEC tandem transit charges are not applicable to traffic terminated to wireless carriers, that dedicated port charges are not chargeable to CLECs on access toll connecting trunks, that switched access charges do not apply to VoIP traffic and that VoIP providers are deemed end-users for purposes of the FCC’s access charge regime. Certain ILECs and IXCs may disagree with our interpretations. If one or more of such disagreements were resolved through litigation or arbitration against us, such adverse resolution could have a material adverse effect on our business, results of operations and financial condition.
Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money and could materially adversely affect our business.
     We are currently involved in a variety of disputes with vendors relating to billings approaching $27 million as of September 30, 2007. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or incorrect tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. These problems are exacerbated because vendors periodically bill for services months or years after the services are provided. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Our vendors periodically issue substantial bills related to services provided during past periods.
     Periodically, our vendors issue bills that relate to services provided during past periods. Such backbills can be for services for which the vendor has failed to bill or billed at the wrong rate or contain charges that the vendor had the right to assess, but failed to do so. We have recently entered into an agreement with our principal vendor which imposes limits on, but does not eliminate entirely the potential for, such backbills. While we generally dispute backbills, resolution of backbills could adversely impact our cash flow and finances.
We depend on a limited number of third party service providers for long distance and other services, and if any of these providers were to experience significant interruptions in its business operations, or were to otherwise cease to provide such services to us, our business could be materially and adversely affected.
     We depend on a limited number of third party service providers for long distance, data and other services. If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with us or fail to perform the services or meet the standards of quality required under the terms of our agreements with them, our ability to provide these services to our customers would be materially and adversely affected for a period of time that we cannot predict. If we have to migrate the provision of these services to an alternative provider, we cannot assure you that we would be able to timely locate alternative providers of such services, that we could migrate such services in a short period of time without significant customer disruption so as to avoid a material loss of customers or business, or that we could do so at economical rates.
Certain real estate leases and agreements are critical to our business and results of operations and failure to maintain such leases and agreements could adversely affect us.
     Our switches are housed in facilities owned by third parties. Our use of these various facilities is subject to multiple real estate leases. If we were to lose one or more of these leases, the resultant relocation of one or more of our switches would be costly and disruptive to our business and customers. We cannot assure you that we will be able to maintain all of the real estate leases governing our multiple switch sites.
     We maintain agreements which allow us to install equipment and utilize in-building wiring and optical fiber in more than 500 commercial buildings in metro New York and Washington, D.C. Past royalties are due on a number of these agreements; the terms of other agreements have expired. If we were to lose some or all of our “lit-building” agreements, our business and results of operations could be adversely impacted.

Our business, results of operations and financial condition could be adversely affected if our customers terminate their at-will contracts or are migrated by sales agents to another carrier.
     A substantial percentage of our customers are on month-to-month, rather than long-term contracts. These customers, accordingly, can terminate their service contracts at any time without penalty. If a significant percentage of these month-to-month customers or a significant number of key month-to-month customers should terminate their service agreements with us, our business, results of operations and financial condition could be adversely affected.
     Also, certain of our agreements with sales agents do not expressly preclude the sales agent from migrating the customers they secured for us to other carriers. Sales agents could attempt to obtain from these customers the authorization to replace us as the customers’ service provider. If a number of customers migrated away from our service, our business, results of operations and financial condition could be adversely affected.
The communications market in which we operate is highly competitive, and we may not be able to compete effectively against companies that have significantly greater resources than we do, which could cause us to lose customers and impede our ability to attract new customers.
     The communications industry is highly competitive and is affected by the introduction of new services and systems by, and the market activities of, major industry participants. We have not achieved, and do not expect to achieve, a major share of the local access lines for any of the communications services we offer. In each of our markets we compete with the ILEC serving that area. Large competitors have the following advantages over us:
•	long-standing relationships and strong reputation with customers;

•	financial, technical, marketing, personnel and other resources substantially greater than ours;

•	more funds to deploy communications services and systems that compete with ours;

•	the potential to subsidize competitive services with revenue from a variety of businesses;

•	anticipated increased pricing flexibility and relaxed regulatory oversight;

•	larger networks; and

•	benefits from existing regulations that favor the ILECs.
     We also face, and expect to continue to face, competition from other current and potential market entrants, such as other competitive local exchange carriers, or CLECs, cable television companies, wireless service providers and electric utility companies. While many CLECs have always targeted small and medium sized enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are doing so at rates lower than we generally offer. We are also increasingly subject to competition from providers using VoIP over the public internet or private networks. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay. In addition, the development of new technologies could give rise to significant new competitors in the local market.
     In the long distance communications market, we face competition from the ILECs, large and small IXCs, wireless carriers and IP-based service providers. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future as a result of increased competition. If this trend continues, we anticipate that revenues from our network services and other service offerings will likely be subject to significant price pressure, which could have a material adverse effect on our business, results of operations and financial condition.
Continued industry consolidation could further strengthen our competitors, and could adversely affect our prospects.
     Consolidation in the telecommunications industry is occurring at a rapid pace. In addition to the combinations of Verizon and MCI and SBC, AT&T and BellSouth, numerous CLEC combinations have occurred, including several which directly impact our markets such as Paetec/US LEC, Cavalier/Talk America and Choice One/CTC/Conversent. This consolidation strengthens our competitors and poses increased competitive challenges for us. The ILEC/IXC combinations not only provide the ILECs with national and international networks, but eliminate the two most effective and well financed opponents of the ILECs in federal and state legislative and regulatory forums and potentially reduce the availability of non-ILEC network facilities. The CLEC combinations will provide direct competitors with greater financial, network and marketing assets. Consolidation could have an adverse effect on our business, results of operations and financial condition.
     Verizon has agreed to sell Fairpoint Communications certain network assets in Vermont, New Hampshire and Maine. If this transaction is consummated, we will need to negotiate new agreements and implement new operational interfaces with Fairpoint in these markets. There is no assurance that we will be able to successfully negotiate such agreements or implement such interfaces with Fairpoint.
The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technologies we use. Our failure to anticipate and keep up with such changes could have a material adverse effect on our business, results of operations and financial condition.
     The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. If we fail to anticipate and keep up with such changes we could lose market share, which could reduce our revenue. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unanticipated upgrades or additional communications products that could be time consuming to integrate into our business and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even though we utilize new technologies, such as VoIP, we may not be able to implement them as effectively as other companies with more experience with those new technologies. In addition, while we have recently purchased and deployed new technology including VoIP softswitches, Ethernet in the First Mile and MPLS core and edge routers, we may not be able to implement new technology as effectively as other companies with more experience with new technology.
Providers of VoIP service have been the target of recent intellectual property infringement litigation that may materially and adversely affect our business.
     Certain providers of VoIP service have been and may in the future continue to be the target of intellectual property infringement litigation with respect to their provision of VoIP service. Some of these actions have been resolved in a manner adverse to the VoIP providers. Vonage America, Inc., for example, has been found to have violated certain patents held by Verizon and Sprint Nextel in providing its VoIP service. These and similar actions may materially and adversely affect our ability and/or the ability of other providers to continue to sell or provide VoIP service. While we have no reason to believe that our provision of VoIP service infringes any third party intellectual property, if it were to be so found, our business could be adversely impacted. In addition, if any of our wholesale customers that are providing VoIP service were to be unable to continue to provide such service as a result of infringement of intellectual property held by others, our business, results of operations and financial condition could be adversely affected.
If we are unable to retain and attract management and key personnel, we may not be able to execute our business plan.
     We believe that our success is due, in part, to our experienced management team. Losing the services of one or more members of our management team could adversely affect our business and our expansion efforts, and possibly prevent us from further improving our operational, financial and information management systems and controls. We do not maintain key man life insurance on any of our officers. As we continue to grow, we will need to retain and hire additional qualified sales, marketing, administrative, operating and technical personnel, and to train and manage new personnel.
     Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified new employees each year. The competition for qualified technical and sales personnel is intense in the telecommunications industry and in our markets. If we are unable to hire sufficient qualified personnel, our customers could experience inadequate customer service and delays in the installation and maintenance of access lines, which could have a material adverse effect on our business, results of operations and financial condition.
System disruptions or the failure of our information systems to perform as expected could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, all of which would adversely affect our business and results of operations.
     Our success ultimately depends on providing reliable service. Although our network has been designed to minimize the possibility of service disruptions or other outages, it may be disrupted by problems in the network, such as equipment failures and problems with a competitor’s or vendor’s system, such as physical damage to telephone lines or power surges and outages. In addition, our engineering and operations organizations continually monitor and analyze the utilization of our network. As a result, they may develop projects to modify or eliminate network circuits that are underutilized. This ongoing process may result in limited network outages for a subset of our customers. Any disruption in our network could cause the loss of customers and result in additional expenses.
     Disruptions caused by security breaches, terrorism or for other reasons, could harm our future operating results. The day-to-day operation of our business is highly dependent on our ability to protect our communications and information technology systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage or disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things, and could harm our results of operations. A catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack in markets where we operate or a major earthquake, fire, or similar event that would affect our central offices, corporate headquarters, network operations center or network equipment.
     We rely on complex information systems to support our business functions. If our systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors and to ensure that we collect revenue owed to us would be adversely affected. Such failures could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services, all of which would adversely affect our business and results of operations.
Our success depends on the ability to manage and expand operations effectively.
     Our ability to manage and expand operations effectively will depend on the ability to:
•	offer high-quality, reliable services at reasonable costs;

•	introduce new technologies;

•	install and operate telecommunications switches and related equipment;

•	lease access to suitable transmission facilities at competitive prices;

•	scale operations;

•	obtain successful outcomes in disputes and in litigation, rule-making, legislation and regulatory proceedings;

•	successfully negotiate, adopt or arbitrate interconnection agreements with other carriers;

•	acquire necessary equipment, software and facilities;

•	integrate existing and newly acquired technology and facilities, such as switches and related equipment;

•	evaluate markets;

•	add products;

•	monitor operations;

•	control costs;

•	maintain effective quality controls;

•	hire, train and retain qualified personnel;

•	enhance operating and accounting systems;

•	address operating challenges;

•	adapt to market and regulatory developments; and

•	obtain and maintain required governmental authorizations.

     In order for us to succeed, these objectives must be achieved in a timely manner and on a cost-effective basis. If these objectives are not achieved, we may not be able to compete in existing markets or expand into new markets. A failure to achieve one or more of these objectives could have a material adverse effect on our business.
     In addition, we have grown rapidly since inception and expect to continue to grow primarily by expanding our product offerings, adding and retaining customers, acquisitions and leveraging our network and operational infrastructure. We expect this growth to place a strain on our operational, human and financial resources, particularly if the growth is through acquisitions. The ability to manage operations and expansion effectively depends on the continued development of plans, systems and controls for operational, financial and management needs. We cannot give any assurance that these requirements can be satisfied or that our operations and growth can be managed effectively. A failure to satisfy these requirements could have a material adverse effect on our financial condition and the ability to implement fully its growth and operating plans.
Failure to successfully and efficiently integrate InfoHighway into our operations may adversely affect our operations and financial condition.
     Our ability to successfully integrate the facilities of InfoHighway is uncertain. The integration of InfoHighway’s facilities into our operations will be a significant undertaking and will require significant attention from our management team. The merger involves the integration of two companies that previously operated independently and is being accomplished as we complete the integration of ATX. This integration is a complex, costly and time-consuming process and we cannot assure you that this process will be successful. In addition, we have made several assumptions regarding synergies for the combined company, many of which are dependent upon how successful we are in integrating the operations of the two companies. In addition, the integration of InfoHighway into our operations will require significant one-time costs for tasks such as site visits and audits and may be difficult to execute. Additional integration challenges include, among other things:
•	retaining existing employees;

•	transitioning the branding of the acquired company to Broadview;

•	persuading employees of Broadview and the acquired companies that the business cultures are compatible, maintaining morale, and retaining and integrating key employees;

•	incorporating new facilities into our business operations;

•	coordinating sales and marketing functions;

•	combining products and services;

•	integrating systems; and

•	maintaining our standards, controls, procedures, and policies.
     If we are not able to successfully overcome these integration challenges, we may not achieve the benefits we expect from the ATX acquisition and the InfoHighway merger.
We may engage in future acquisitions that are not successful or fail to integrate acquired businesses into our operations, which may adversely affect our competitive position and growth prospects.
     As part of our business strategy, we may seek to expand through the acquisition of other businesses that we believe are complementary to our business. We may be unable to identify suitable acquisition candidates, or if we do identify suitable acquisition candidates, we may not complete those transactions commercially favorable to us or at all, which may adversely affect our competitive position and growth prospects.
     If we acquire another business, we may face difficulties, including:
•	integrating that business’ personnel, services, products or technologies into our operations;

•	retaining key personnel of the acquired business;

•	failing to adequately identify or assess liabilities of that business;

•	failing to achieve the forecasts we used to determine the purchase price of that business; and

•	diverting our management’s attention from the normal daily operation of our business.
     These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this prospectus, we have no agreements to enter into any material acquisition transaction.
     In addition, our ability to complete acquisitions will depend, in part, on our ability to finance these acquisitions, including the costs of acquisition and integration. Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets and other factors, many of which are beyond our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.
Limits exist on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations, which could materially adversely affect our business.
     When we acquire a company, we generally secure from the sellers indemnity protection against certain types of liabilities. Such indemnity protection is generally subject to a deductible and a cap, as well as a time limit. If undisclosed or unknown liabilities fall below the deductible or over the cap or such liabilities are not discovered until after the time limit, the indemnity will not protect us. Moreover, a seller may contest our indemnity claims or be unable to fund such claims. In the event that the indemnity protection that we have secured in acquiring a company does not afford us adequate protection, our business could be adversely affected.
Our substantial indebtedness may restrict our operating flexibility, could adversely affect our financial health and could prevent us from fulfilling our financial obligations.
     As of September 30, 2007, we had $314.3 million of total outstanding indebtedness. Our indebtedness could significantly affect our business and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:
•	make it more difficult for us to satisfy our current and future debt obligations;

•	make it more difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operating activities to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other purposes, including investments in service development, capital spending and acquisitions;

•	place us at a competitive disadvantage to our competitors who are not as highly leveraged as we are;

•	make us vulnerable to interest rate fluctuations, if we incur any indebtedness that bears interest at variable rates;

•	impair our ability to adjust to changing industry and market conditions; and

•	make us more vulnerable in the event of a downturn in general economic conditions or in our business or changing market conditions and regulations.
The financial difficulties faced by others in our industry could adversely affect our public image and our financial results.
     Certain competitive communications services providers, long distance carriers and other communications providers have experienced substantial financial difficulties over the past few years. To the extent that carriers in financial difficulties purchase services from us, we may not be paid in full or at all for services we have rendered. Further, the perception of instability of companies in our industry may diminish our ability to obtain further capital and may adversely affect the willingness of potential customers to purchase their communications services from us.

We have a history of operating losses and we may not be profitable in the future.
     We have experienced significant operating losses. We recorded operating losses of $20.8 million for the nine months ended September 30, 2007, $17.2 million in 2006, $21.5 million in 2005 and $4.3 million in 2004. During the same periods, we also recorded net losses of $45.6 million, $41.5 million, $38.9 million and $17.7 million, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will continue to grow or that our profitability will continue to improve such that we will achieve profitability in the future.
Declining prices for communications services could reduce our revenues and profitability.
     We may fail to achieve acceptable profits due to pricing. Prices in telecommunication have declined substantially in recent years, a trend which may continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors.
Misappropriation of our intellectual property and proprietary rights could impair our competitive position, and defending against intellectual property infringement and misappropriation claims could be time consuming and expensive and, if we are not successful, could cause substantial expenses and disrupt our business.
     We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third party non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse-engineering our hardware or software products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.
     In addition, we cannot be sure that the products, services, technologies and advertising we employ in our business do not or will not infringe valid patents, trademarks, copyrights or other intellectual property rights held by third parties. We may be subject to legal proceedings and claims from time to time relating to intellectual property of others in the ordinary course of our business. Defending against intellectual property infringement or misappropriation claims could be time consuming and expensive regardless of whether we are successful, and could cause substantial expenses and disrupt our business.
As an Internet access provider, we may incur liability for information disseminated through our network.
     The law relating to the liability of Internet access providers and on-line services companies for information carried on or disseminated through their networks is unsettled. As the law in this area develops, the potential imposition of liability upon us for information carried on and disseminated through our network could require us to implement measures to reduce our exposure to such liability, which may require the expenditure of substantial resources or the discontinuation of certain products or service offerings. Any costs that are incurred as a result of such measures or the imposition of liability could harm our business.
MCG, Baker, NEA and other significant investors control us, and their interests as equity holders may conflict with yours as a creditor.
     MCG, Baker, NEA and other significant investors control us. Through their ownership of preferred stock and common stock, they are and will be able to cause, among other things, the election of a majority of the members of the board of directors and the approval of any action requiring the approval of our shareholders, including a public offering, merger or sale of assets or stock. These interests may conflict with yours as a note holder. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders may conflict with your interest as a note holder. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a holder of the notes. They may in the future own businesses that directly or indirectly compete with ours. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Pursuant to our charter, our significant stockholders have no duty to present corporate opportunities to us. If a corporate opportunity is presented to them or their affiliates, then such significant stockholder will have no liability to us for acting upon such opportunity without presenting it to us.

Risks Related to the Notes and our Revolving Credit Facility
Our high level of debt may adversely affect our ability to satisfy our obligations under the outstanding notes and our revolving credit facility.
     We cannot assure you that we will be able to meet our debt service obligations. A default in our debt obligations, including a breach of any restrictive covenant imposed by the terms of our indebtedness, could result in the acceleration of the notes and such other indebtedness. In such a situation, it is unlikely that we would be able to fulfill our obligations under the notes and such other indebtedness or that we would otherwise be able to repay the accelerated indebtedness or make other required payments. Even in the absence of an acceleration of our indebtedness, a default under the terms of our indebtedness could have an adverse impact on our ability to satisfy our debt service obligations and on the trading price of the outstanding notes.
Broadview Networks Holdings, Inc., the issuer of the notes, is a holding company, and its ability to make any required payment on the notes is dependent on the operations of and the distribution of funds from its subsidiaries.
     Broadview Networks Holdings, Inc., the issuer of the notes, is a holding company, and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the notes. Each of our subsidiaries is a legally distinct entity, and while our domestic subsidiaries will guarantee the notes, such guarantees are subject to risks. See “— Federal and state statutes allow courts, under specific circumstances, to void guarantees and require note holders to return payments received from guarantors.” The ability of our subsidiaries to pay dividends and make distributions will be subject to, among other things, the terms of any debt instruments of our subsidiaries then in effect and applicable law. If distributions from our subsidiaries to us were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the notes would be substantially impaired.
To service our indebtedness, including the notes, we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.
     Our ability to repay or to refinance our obligations with respect to our indebtedness, including the notes, and to fund planned capital expenditures will depend on our future financial and operating performance. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. These factors could include operating difficulties, diminished access to necessary network facilities, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.
     We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our existing credit facility, on commercially reasonable terms or at all.
Despite our substantial level of indebtedness, we may still incur significantly more debt, which could exacerbate any or all of the risks described above.
     We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the notes and our existing credit facility will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the indenture governing the notes and our existing credit facility will not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.
There may not be sufficient collateral to pay all or any portion of the notes.
     Indebtedness and other obligations under our existing credit facility that we may incur in the future will be secured by a lien on substantially all of our tangible and intangible assets. In the event of a bankruptcy, liquidation, dissolution, reorganization or similar proceeding against us, or an acceleration of such first priority claims, such assets that secure these first priority claims and the notes that consist of first priority collateral must be used first to pay first priority claims in full before any payments are made therewith on the notes. In addition, additional notes may be issued if we satisfy a certain leverage ratio, which will dilute the value of the collateral securing the notes.
     Some of our assets are not part of the collateral securing the notes, but may secure first priority claims. With respect to the assets that are not part of the collateral securing the notes, the notes will be effectively junior to these obligations to the extent of the value of such assets. There is no requirement that the holders of first priority claims first look to this excluded collateral before foreclosing, selling or otherwise acting upon the collateral shared with the notes.

     No appraisals of any collateral have been prepared in connection with this offering of the notes. The value of the collateral at any time will depend on market and other economic conditions, including the availability of suitable buyers for the collateral. By their nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The value of the assets pledged as collateral for the notes could be impaired in the future as a result of changing economic conditions, competition or other future trends. In the event of a foreclosure, liquidation, bankruptcy or similar proceeding, no assurance can be given that the proceeds from any sale or liquidation of the collateral will be sufficient to pay our obligations under the notes, in full or at all, after first satisfying our obligations in full under first priority claims. Additionally, the holders of the notes will not have a security interest in the capital stock of any of our subsidiaries. As a result, the ability of the collateral agent to realize upon the value of the collateral may be delayed and result in less net proceeds as it is generally more complicated, time consuming and costly to foreclose upon all of the assets of an entity instead of its capital stock. In addition, we may not have liens perfected on all of the collateral securing the notes prior to the closing of this offering. Accordingly, there may not be sufficient collateral to pay all or any of the amounts due on the notes. Any claim for the difference between the amount, if any, realized by holders of the notes from the sale of the collateral securing the notes and the obligations under the notes will rank equally in right of payment with all of our other unsecured unsubordinated indebtedness and other obligations, including trade payables.
The notes and our existing credit facility contain restrictive, financial and operating covenants that limit our operating flexibility, and we may obtain a credit facility in the future that may include similar or additional restrictions.
     The notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. In addition, our existing credit facility includes similar or additional covenants, including restrictions on our ability to:
•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	create liens with respect to our assets;

•	make investments, loans or advances;

•	prepay subordinated indebtedness;

•	enter into transactions with affiliates;

•	merge, consolidate, reorganize or sell our assets; and

•	engage in any business other than activities related or complementary to communications.
     In addition, any future credit facility may impose financial covenants that require us to comply with specified financial ratios and tests, including minimum quarterly EBITDA, senior debt to total capitalization, maximum capital expenditures, maximum leverage ratios and minimum interest coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our indebtedness thereunder could become accelerated and payable at a time when we are unable to pay them. This could adversely affect our ability to carry out our business plan and would have a negative effect on our financial condition.
Holders of notes will not control decisions regarding collateral.
     The holders of the first priority claims control substantially all matters related to the collateral consisting of first priority collateral that secures the first priority claims and the notes. The holders of first priority claims may foreclose on or take other actions with respect to such shared collateral with which holders of the notes may disagree or that may be contrary to the interests of holders of the notes. To the extent such shared collateral is released from securing first priority claims to satisfy such claims, the liens securing the notes will also automatically be released without any further action by the trustee, collateral agent or the holders of the notes. There is no requirement that the holders of first priority claims foreclose or otherwise take any action with respect to excluded collateral before releasing or otherwise taking action with respect to the collateral shared with the notes.

     Furthermore, the security documents allow us and our subsidiaries to remain in possession of, to retain exclusive control over, to freely operate, and to collect, invest and dispose of any income from, the collateral securing the notes or the escrow account and funds and investment property on deposit therein or credited thereto.
Rights of holders of notes in the collateral may be adversely affected by bankruptcy proceedings.
     The right of the collateral agent for the notes to repossess and dispose of the collateral securing the notes upon acceleration is likely to be significantly impaired by federal bankruptcy law if bankruptcy proceedings are commenced by or against us prior to or possibly even after the collateral agent has repossessed and disposed of the collateral. Under the U.S. Bankruptcy Code, a secured creditor, such as the collateral agent for the notes, is prohibited from repossessing its security from a debtor in a bankruptcy case, or from disposing of security repossessed from a debtor, without bankruptcy court approval. Moreover, bankruptcy law permits the debtor to continue to retain and to use collateral, and the proceeds, products, rents, or profits of the collateral, even though the debtor is in default under the applicable debt instruments, provided that the secured creditor is given “adequate protection.” The meaning of the term “adequate protection” may vary according to circumstances, but it is intended in general to protect the value of the secured creditor’s interest in the collateral and may include cash payments or the granting of additional security, if and at such time as the court in its discretion determines, for any diminution in the value of the collateral as a result of the stay of repossession or disposition or any use of the collateral by the debtor during the pendency of the bankruptcy case. In view of the broad discretionary powers of a bankruptcy court, it is impossible to predict how long payments under the notes could be delayed following commencement of a bankruptcy case, whether or when the collateral agent would repossess or dispose of the collateral, or whether or to what extent holders of the notes would be compensated for any delay in payment of loss of value of the collateral through the requirements of “adequate protection.” Furthermore, in the event the bankruptcy court determines that the value of the collateral is not sufficient to repay all amounts due on the notes, the holders of the notes would have “undersecured claims” as to the difference. Federal bankruptcy laws do not permit the payment or accrual of interest, costs, and attorneys’ fees for “undersecured claims” during the debtor’s bankruptcy case.
Rights of holders of notes in the collateral may be adversely affected by the failure to perfect liens on certain collateral acquired in the future.
     The lien securing the notes covers substantially all of our assets, whether now owned or acquired or arising in the future. Applicable law requires that certain property and rights acquired after the grant of a general security interest or lien can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the lien on such after acquired collateral. The collateral agent for the notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interests therein. Such failure may result in the loss of the practical benefits of the lien thereon or of the priority of the lien securing the notes.
Our ability to repurchase notes with cash upon a change of control may be limited.
     In certain circumstances constituting a Change of Control, as defined in the indenture governing the notes, the holders of the notes may require us to purchase some or all of the holders’ notes. No assurances can be made that we will have sufficient financial resources at such time or would be able to arrange financing to pay the repurchase price of the notes in cash. Our ability to repurchase the notes for cash in such an event may be limited by law or by the terms of other agreements. In addition, a Change of Control may trigger repayment obligations under the terms of other indebtedness. We may not have, or be able to raise, sufficient funds to satisfy our repayment or repurchase obligations.
     In addition, the required repurchase of the notes and the events that constitute a Change of Control under the indenture may also be events of default under the existing credit facility. These events may permit the lenders under the existing credit facility to accelerate the indebtedness outstanding thereunder. If we are required to repurchase the notes, we would probably require third party financing. We cannot be sure that we would be able to obtain third party financing on acceptable terms, or at all. If the indebtedness under the existing credit facility is not paid, the lenders thereunder may seek to enforce security interests in the collateral consisting of first priority collateral that secures such indebtedness, thereby limiting our ability to raise cash to purchase the notes, and reducing the practical benefit of the offer to purchase provisions to the holders of the notes.
     One of the circumstances under which a Change of Control may occur is upon the sale or disposition of all or substantially all of our capital stock or assets. However, the phrase “all or substantially all” will likely be interpreted under the laws of the State of New York, which is the applicable state law that governs the indenture and the notes, and will be dependent upon particular facts and circumstances. As a result, there may be a degree of uncertainty in ascertaining whether a sale or disposition of “all or substantially all” of our capital stock or assets has occurred, in which case, the ability of a holder of the notes to obtain the benefit of an offer to repurchase all or a portion of the notes held by such holder may be impaired.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of notes to return payments received from guarantors.
     The notes are guaranteed by our domestic restricted subsidiaries (other than immaterial subsidiaries). Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the indebtedness evidenced by its guarantee:
•	received less than reasonably equivalent value or fair consideration for the incurrence of the guarantee;

•	was insolvent or rendered insolvent by reason of the incurrence of the guarantee;

•	was engaged in a business or transaction for which the guarantor’s remaining assets constituted unreasonably small capital; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay those debts as they mature.
     In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.
     The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if:
•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•	the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or

•	it could not pay its debts as they become due.
     The court might also void such guarantee, without regard to the above factors, if it found that the subsidiary entered into its guarantee with actual or deemed intent to hinder, delay, or defraud its creditors.
     A court would likely find that a subsidiary did not receive reasonably equivalent value or fair consideration for its guarantee unless it benefited directly or indirectly from the issuance of the notes. If a court avoided such guarantee, holders of the notes would no longer have a claim against such subsidiary or the benefit of the assets of such subsidiary constituting collateral that purportedly secured such guarantee. In addition, the court might direct holders of the notes to repay any amounts already received from such subsidiary. If the court were to avoid any guarantee, we cannot assure you that funds would be available to pay the notes from any other subsidiary or from any other source.
     The indenture states that the liability of each subsidiary on its guarantee is limited to the maximum amount that the subsidiary can incur without risk that the guarantee will be subject to avoidance as a fraudulent conveyance. This limitation may not protect the guarantees from a fraudulent conveyance claim or, if it does, the guarantees may not be in amounts sufficient, if necessary, to pay obligations under the notes when due.
Changes in respect of the public debt ratings of the notes may materially and adversely affect the availability, the cost and the terms and conditions of our debt.
     The notes are, and any of our future debt instruments may be, publicly rated by Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Rating Services, or S&P, independent rating agencies. These public debt ratings may affect our ability to raise debt. Any future downgrading of the notes or our debt by Moody’s and S&P may affect the cost and terms and conditions of our financings and could adversely affect the value and trading of the notes.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
ITEM 3. Defaults Upon Senior Securities
None.
ITEM 4. Submission of Matters to a Vote of Security Holders
None.
ITEM 5. Other Information
None.
ITEM 6. Exhibits
The following exhibits are filed herewith:

Exhibit No.	Description of Exhibit

31.1	Certification of the Company’s Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2007

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer and President

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary