Form 10-K
period 2007-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2008-03-31
CIK 1104358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to

Commission File Number 333-147720
Broadview Networks Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3310798 (I.R.S. Employer Identification Number)

800 Westchester Avenue, Suite N501 Rye Brook, NY 10573 (Address of principal executive offices)	10573 (Zip Code)

(914) 922-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☑     No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

NOT APPLICABLE because no public market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 11, 2008
Series A common stock, $.01 par value	9,342,880
Series B common stock, $.01 par value	360,050

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

In this report, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries unless the context indicates otherwise. For periods prior to January 14, 2005, all references to “Broadview,” “we,” “us,” the “Company” or “our” are to Bridgecom Holdings, Inc. and its subsidiaries. In connection with the Bridgecom merger that occurred on January 14, 2005, Bridgecom Holdings, Inc. was deemed the accounting acquirer. Except as the context otherwise requires, references to “Eureka Acquisition” are to Eureka Acquisition Corporation, references to “InfoHighway” are to Eureka Broadband Corporation doing business as InfoHighway Communications, references to “ATX” are to ATX Communications, Inc., references to “Bridgecom” are to Bridgecom Holdings, Inc. and its subsidiaries, references to “MCG” are to MCG Capital Corporation, references to “Baker” are to Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P., collectively, and references to “NEA” are to New Enterprise Associates VII, L.P., NEA Presidents Fund, New Enterprise Associates 9, L.P., NEA Ventures 1998, L.P. and New Enterprise Associates 10, L.P., collectively. References to “fiscal year” mean the year ending or ended December 31. For example, “fiscal year 2007” means the period from January 1, 2007 to December 31, 2007.

i

References to “2006 notes” are to the August 23, 2006 offering of $210.0 million aggregate principal amount of our 11 3/8% senior secured notes due 2012. References to “2007 notes” are to the May 14, 2007 offering of $90.0 million aggregate principal amount of our 11 3/8% senior secured notes due 2012. References to “notes” are to the 2006 notes and the 2007 notes. References to “2006 Transactions” are to (i) the offering of the 2006 notes and (ii) the ATX acquisition and the related 2006 financings, including (a) entry into our credit facility on August 23, 2006, (b) the repayment and termination of our senior secured credit facility then in effect, (c) the repayment of approximately $1.0 million of principal of our outstanding senior unsecured subordinated notes due 2009 and (d) the conversion of the remaining $73.8 million of principal outstanding under our senior unsecured subordinated notes due 2007 and 2009 into shares of convertible preferred stock and common stock. References to “2007 Transactions” are to (i) the offering of the 2007 notes and (ii) the InfoHighway merger. References to the “Transactions” are to the 2006 Transactions and 2007 Transactions.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains both historical and “forward-looking statements.” All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the captions “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report, including the risks outlined under “Risk Factors,” will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Broadview, the following, among other things, risks associated with:

•	our history of operating losses;

•	our substantial indebtedness;

•	the elimination or relaxation of certain regulatory rights and protections;

•	anti-competitive behavior engaged in by incumbent local exchange carriers;

•	the failure to anticipate and keep up with technological changes;

•	our ability to provide services and systems at competitive prices;

•	payment issues with incumbent local exchange carriers, interexchange carriers and wholesale customers;

•	billing and other disputes with vendors;

•	the highly competitive nature of the communications market in which we operate and declining prices for communications services;

•	continued industry consolidation;

•	the recent intellectual property infringement litigation involving the provision of Voice over Internet Protocol services;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the credit facility;

•	servicing our indebtedness;

•	government regulation;

•	regulatory uncertainties in the communications industry;

•	increased regulation of Internet-protocol-based service providers;

•	declining prices for communications services;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	system disruptions or the failure of our information systems to perform as expected;

•	interruptions in the business operations of third party service providers;

•	the loss of our customers;

•	the ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	the financial difficulties by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to efficiently integrate InfoHighway into our operations or the failure to successfully engage in future acquisitions;

•	misappropriation of our intellectual property and proprietary rights;

•	the possibility of incurring liability for information disseminated through our network; and

•	compliance with Section 404 of Sarbanes-Oxley.

Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to update these forward-looking statements or the risk factors contained in this report to reflect new information, future events or otherwise, except as may be required under federal securities laws.

PART I

Item 1.	Business

Company Overview

We are a leading competitive communications provider, in terms of revenue, offering voice and data communications and managed network solutions to small and medium sized business customers in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. To meet the demands of communications-intensive business customers, we offer dedicated local and long distance voice, high-speed data and integrated services, as well as value-added products and services such as managed services. Our network architecture pairs the strength of a traditional infrastructure with an Internet-Protocol (“IP”) platform, built into our core and extending to the edge, to support dynamic growth of Voice Over Internet Protocol (“VoIP”), Multiprotocol Label Switching (“MPLS”) and other next generation technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling us to provide T-1 equivalent and high-speed Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins and expanding our service offerings. Our combined T-1 base and managed service revenue grew by approximately 182% from 2006 to 2007. Data service revenue currently comprises approximately 18% of our total retail revenue base, with typical gross profit margins of 60-70%.

For the year ended December 31, 2007, we generated revenues of $451.2 million. For the year ended December 31, 2007, revenues from retail end-users represented approximately 89.7% of our total revenues, revenues from wholesale end-users represented approximately 2.8% of our total revenues and revenues from carrier access and reciprocal compensation represented approximately 5.6% of our total revenues.

We target small and medium sized business or enterprise customers with four to 500 lines physically located primarily within the footprint of our switching centers and our 246 collocations in 20 Northeast and Mid-Atlantic regional markets. We focus our sales efforts on communications-intensive business customers who require multiple products that can be cost-effectively delivered on our network. These customers generally purchase higher margin services in multi-year contracts resulting in higher customer retention rates. As of December 31, 2007, we provided services to approximately 70,000 business customers and had approximately two-thirds of our total lines provisioned on-net.

The company, doing business as Broadview Networks since its acquisition in 2005, was founded in 1996 as Bridgecom International, Inc. to take advantage of the competitive opportunities in the local exchange communications market created by the Telecommunications Act of 1996 (“the Telecommunications Act”). Since then, management has responded to market and regulatory changes by strategically deploying facilities and merging with or acquiring companies with the necessary footprint, facilities and customer base to sustain and organically grow our business. We merged with Broadview Networks on January 14, 2005 to transfer our small and medium enterprise customers clustered in the New York metropolitan area to our own switches, gaining improved margins, more control over service delivery and more comprehensive customer care.

On May 31, 2007, we acquired InfoHighway. InfoHighway delivers voice and data services, as well as hosted and managed communications solutions, to business customers in the Northeastern United States. InfoHighway’s network-based solutions include a wide range of hosted private branch exchange solutions (“HPBX”), converged services based on VoIP technology and high-bandwidth Internet access products. InfoHighway has large concentrations of customers in the New York metropolitan market, including Northern New Jersey. In addition, InfoHighway’s approximately 500 lit buildings allow us access to customers over a cost-effective shared infrastructure. The acquisition of InfoHighway has resulted in greater business density and network utilization.

On September 29, 2006, we acquired ATX, which has provided us with broader opportunities in our existing markets and access to new markets and larger business customers. ATX delivers voice and data services, as well as hosted and managed communications solutions, to business customers throughout the Mid-Atlantic, including Southeastern Pennsylvania, with a concentration in the Philadelphia metro market. We believe this market, combined with Broadview’s existing market strength in the New York metro area, makes us one of the market leaders in the Northeast and Mid-Atlantic corridor. The ATX acquisition also enabled us to extend our geographic footprint within the Mid-Atlantic region and to serve additional cities such as Baltimore and Washington, D.C.

ATX’s advanced data and managed service offerings enhanced our suite of products and services. In addition, ATX’s ability to provide high-capacity voice and data services to business customers complements our focus on providing integrated T-1-based services to new and existing customers. The integration of ATX is nearly complete.

We believe our network assets and facilities have the breadth and flexibility to address the complex voice and data demands of our target customers. Our network is comprised of Nortel DMS-500 and Lucent 5ESS multi-service switches, MetaSwitch Internet-Protocol softswitch Call Agents and gateways, a Lucent Compact Switch, Juniper M-Series and Cisco Internet-Protocol routers, Actelis ML Series Ethernet access systems, 246 collocations in the central offices of Verizon Communications, Inc. and its affiliates, or collectively Verizon, and approximately 2,700 route miles of metro and long haul fiber. By providing services utilizing our own and leased facilities, we believe we can (i) enhance service quality and reliability, (ii) maintain attractive margins and cash flow, (iii) provide advanced services, (iv) have greater control over customer care and service delivery and (v) reduce exposure to regulatory risks. We access our customers using unbundled network elements (including unbundled network element loops), special access circuits and digital T-1 and DS3 transmission lines for our on-net end-users. In addition, we have commercial agreements with Verizon and AT&T Inc., or AT&T, under which we offer off-net alternatives.

We employ a SmarterBuildtm facilities-based strategy in deploying our network. We purchase and install our own switching and collocation equipment and use our owned metro and long-haul fiber or lease the required transmission capacity. We occasionally purchase fiber transmission capacity, but only after achieving high utilization of our leased transmission capacity. We generally deploy capital after reaching a sufficient critical mass of customers, reducing the risk of stranding assets in under-utilized markets thereby recouping our investment in a shorter period of time.

Finally, we have cost-effectively developed a scalable, proprietary integrated operational support system (“OSS”) that seamlessly integrates real-time management and reporting of billing, customer care, service delivery, order entry and tracking, network management and trouble reporting, automated testing and repair, network inventory and service provisioning. Our integrated OSS is a core component of our success, enabling us to efficiently and effectively operate our existing business and integrate acquisitions.

Industry Overview

IDC estimates that in 2007 communications services sales to business customers was approximately $110.6 billion and communications services spending by approximately eight million small and medium sized businesses in the United States, defined as businesses with less than 500 employees, was estimated to be approximately $76.8 billion. The market for communications services, particularly local voice, is dominated by the incumbent local exchange carriers in the United States. These carriers consist primarily of the Regional Bell Operating Companies, which include Verizon, AT&T and Qwest Communications International, Inc., or Qwest. While the Regional Bell Operating Companies own substantially all of the local exchange networks in their respective operating regions, competitive communications providers hold significant market share. According to data from the Federal Communication Commission (“FCC”), as of June 30, 2006, competitive communications providers served 29.8 million, or 17.3%, of end-user lines in the United States. In addition, the number of competitive communications providers in the United States has been reduced as the industry continues to consolidate. Since June 2005, we believe over 60 mergers and acquisitions have been completed. While Regional Bell Operating Companies provide a broad range of communications services, we believe that they have neglected the small and medium sized business segment due to an increased focus on the global enterprise business segments of the market, increased competitive pressures in the residential market and the integration of recent mergers and acquisitions. We believe this lack of focus from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view the market as a sustainable growth opportunity and have therefore focused our strategies on providing small and medium sized businesses with a competitive communications solution.

Our Strengths

We believe that we have the following competitive strengths:

Significant Growth Potential of our newer product offerings.  We believe that our current market penetration and ability to deliver an end-to-end solution to small and medium sized business customers,

including T-1 customers, provides us with significant growth potential. According to data prepared by the FCC, as of June 30, 2006 there are approximately 18.2 million business lines in our target market. We focus our sales efforts on communications intensive business customers who require multiple services and complex communications solutions. We believe these organizations have historically been underserved by the Regional Bell Operating Companies and have limited alternatives for high quality integrated communications products and services. We believe that this demand, combined with our current product and service offerings, presents us with significant growth opportunities which will enable us to increase our market penetration within our operating footprint. As of December 31, 2007, we served approximately 70,000 business customers and over 800,000 line equivalents in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan cities such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston.

Experience Integrating Companies and Providing New Services.  Since our inception, we have acquired and successfully integrated companies and assets into our operations. We have cost-effectively migrated off-net customers to our network, integrated OSS infrastructure and aligned cost structures. Our experience and operating platform is allowing us to successfully integrate the ATX operations in a timely and cost-efficient manner, to make significant progress in integrating the InfoHighway operations and to competitively pursue other strategic acquisition opportunities in the future, including our recent merger with InfoHighway. The scalability and breadth of our network and integrated OSS infrastructure enables us to increase our customer base with minimal incremental capital and personnel investment.

Unique Integrated OSS Infrastructure.  We believe that our integrated OSS differentiates our operations in the market and provides us with a sustainable advantage over our competition. Our integrated OSS seamlessly combines and automates the order entry and provisioning process in real-time. The system facilitates customer facing web portals, efficient electronic order entry, flow-through network service provisioning, high volume and multi-location billing, alarm and event surveillance, performance management, trouble ticketing and automated service testing and repair. Our customers have the ability to customize and transform their bills into effective management reports for monitoring costs and usage. The summary billing information and the detailed billing data are available on our e-Care customer web portal and can be downloaded into data processing formats for further analyses. We have also developed a user-friendly and fully automated platform for our direct and indirect sales forces, which allows them to track orders, trouble tickets and commissions online, thereby allowing them to effectively service and manage our customers.

Award Winning Customer Service.  Our highly personalized approach to customer service is one of the primary contributors to our customer retention. We closely monitor key operating and customer service performance metrics. Capturing and analyzing this information allows us to improve our internal operating functions, drive increased profitability and quickly respond to changes in demographics, customer behavior and industry trends. Our customer service and account management personnel continually monitor and analyze customer service trends, identify at-risk customers and develop and implement retention strategies and Company-wide programs that address the changing needs of our customer base. As a result of our customer service initiatives, we received numerous quality awards, including being certified as a Center of Excellence by the Center for Customer Driven Quality at Purdue University and being awarded the American Business Award for Best Customer Service Organization.

Facilities-Based Network Infrastructure.  Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line (“DSL”) and next generation services, such as dynamic VoIP integrated T-1s, hosted VoIP solutions, Ethernet in the First Mile and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities. As of December 31, 2007, approximately two-thirds of our total lines were on-net. We have deployed an IP based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP based infrastructure, which enhances the performance of our network.

Experienced and Proven Senior Management Team.  Our team of senior executives and operating managers has significant experience in the communications industry and extensive knowledge of our local markets. Members of our executive management team have an average of 20 years of experience in managing communications companies. In addition to industry knowledge, members of our management team have public company operational experience and expertise in integrating acquired facilities with our existing facilities. In connection with the Bridgecom merger, our senior management team successfully consolidated back-office systems and processes into a single OSS, and migrated approximately 45,000 off-net lines to our network in a timely and cost-efficient manner. In addition, we have nearly completed the integration of the ATX and InfoHighway operations and migrated over 70,000 lines to a more efficient and cost-effective platform.

Our Markets

We have focused our network deployment and marketing efforts in markets throughout the Northeast and Mid-Atlantic United States, where Verizon and AT&T are the Regional Bell Operating Companies. According to data prepared by the FCC as of June 30, 2006, there are approximately 18.2 million business lines in our target geographic market. We target small and medium sized business or enterprise customers with four to 500 lines physically located within the footprint of our switching centers and our 246 collocations. We believe small and medium sized business customers have historically been underserved by the Regional Bell Operating Companies. In addition, we believe our next generation services will allow us to continue to gain market share and enter into new markets without abandoning our core installed base. We serve the following markets:

Region	Market

New York Metro	New York City Long Island Westchester
Pennsylvania	Allentown Pittsburgh Harrisburg Philadelphia
Upstate New York	Buffalo Syracuse Albany
Massachusetts	Boston Metro Western MA
New Jersey	Northern NJ Southern NJ
Rhode Island	Rhode Island
New Hampshire	New Hampshire
Maryland	Baltimore
Delaware	Delaware
District of Columbia and Northern Virginia	District of Columbia and Northern Virginia
Connecticut	Connecticut

Our Customers

Our customer base consists primarily of small and medium sized business customers in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. We also provide services to residential customers, although we no longer actively market to new residential accounts. Approximately 90% of our revenues are generated from retail end-user billing.

Our retail business customers represent a wide variety of industries, including healthcare services, personal services, retail, auto (dealers/service/repair), real estate, associations and professional services. As of December 31, 2007, no single customer represented more than 1% of our total revenue.

Our wholesale line of business serves other communications providers with voice and data services, data collocation, and other value added products and services.

Products and Services

We provide our customers with a comprehensive array of circuit-switched and IP-based voice and data communications services, including local and long-distance voice services, integrated voice and data services, Internet services and private data networking as well as value-added products and services, such as telecommunications hardware, hosted services and managed network solutions. Our business is to deliver end-to-end communications services to our target customers, with a focus on helping them solve their critical and complex infrastructure, productivity and security needs through a combination of products and services.

We leverage the scalability and broad technology base of our network architecture to deliver products that address the increasingly complex communications needs of our customers. MPLS and softswitch equipment deployed throughout the network allows us to deliver IP-based services and provide our customers with cost-effective alternatives to traditional products. Our products and services are offered with a range of alternatives and customized packages, allowing us to meet the specific requirements and objectives of a larger number of potential business customers. Our sales and marketing initiatives focus on bundling our products and services into a single competitively priced solution for each customer. This bundling adds value for our business customers and increases the overall profitability of our operations.

The following table summarizes our product and service offerings:

Voice Services	Data Services	Value-Added Products and Services

• Local, regional, domestic and international services

• T-1 Primary rate interface and Session Initiation Protocol services

• Private line

• Voicemail

• Caller identification

• Call waiting

• Call forwarding

• Conference calling

• VoIP

• Toll free services
• Dedicated Internet T-1 access

• Broadband Internet access

• Dial-up, DSL data service and Symmetric DSL Internet access

• E-mail

• Collocation

• IP Virtual Private Networks (MPLS and Remote Access Switching)

• Metro Ethernet Services	• Traditional and converged telephone systems

• Hosted VoIP solutions

• Enhanced e-mail security

• Managed firewall

• Internet policy management

• Managed Wide Area Network

• Local Area Network/Wide Area Network integration

• Web hosting

• Inside wiring

• Data backup and recovery

• Unified Communications solutions

• Fixed-Mobile Convergence solutions

Voice Services

We provide customized packages of voice services to meet our customers’ voice communication needs. We offer local telephone services, including basic voice services and vertical features such as call forwarding, call waiting, call transfer, calling number identification/calling name identification plus enhanced services such as voice mail and direct inward dialing. Our services are provided by leveraging our circuit-switched and IP-based network infrastructure. We utilize unbundled network element loops, digital T-1 lines and, in certain instances, our commercial agreements with Verizon and AT&T to access our customers. In addition to our local service offerings, we offer a range of dedicated long distance services to customers connected to our network. These include services that originate and terminate within the same local transport area and in different local transport areas, international services, one plus outbound services and inbound toll-free services. We also offer ancillary long distance services such as operator assistance, calling cards and conference calling. In instances where a customer may have locations outside our network footprint, preventing us from connecting directly to our network, we resell long distance services of other communications carriers through agreements we have with those carriers. We generally provide our long distance services as part of a bundle that includes one or more of our other service offerings.

Data Services

Our data service offerings are designed to provide a full range of services targeted at businesses that require single or multipoint high-speed, dedicated data connections. We provide dedicated transmission capacity on our networks to customers that desire high bandwidth data links between locations, or to the Internet. Internet connections are provided via DSLs, T-1, DS3 or Ethernet, depending on our customer’s bandwidth and security needs. Point-to-point services include MPLS, which is often used as a frame relay replacement. In addition, our IP Virtual Private Network data network services include multiple classes of service for differentiated levels of quality of service, or QoS, service level agreements and security. These services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also affording high-speed access to the Internet.

Integrated Services

We offer integrated voice and data packages to small and medium sized businesses, including a variety of service options designed to accommodate our customers’ needs. Our integrated offerings result in significant performance and cost efficiencies compared to discrete services purchased from separate competitive carriers. We also offer multiple products in a bundled offering delivery over a common circuit. These integrated packages are our primary product offerings, driving increased revenue per customer and higher customer retention. We offer a dynamic IP-based Integrated T-1 service leveraging our MetaSwitch IP-based Call Agents and softswitch gateways and our MPLS network to deliver highly flexible voice and data services over an IP-based T-1.

Value-Added Products and Services

We provide other value-added products and services, such as managed services and hosted VoIP.

Managed Services.  Our managed services include web hosting services, managed IP Virtual Private Networks, managed firewalls, managed Wide Area Network services, managed e-mail security, URL filtering (Internet policy management) and online data backup and recovery. These solutions are designed to allow IT organizations and leaders within companies to outsource certain day-to-day management and ongoing maintenance of these mission critical applications, without sacrificing vision or control, in order to enable typically over-extended internal resources to focus on the core objectives of the business. While improving security and productivity and simultaneously lowering total cost of ownership for the customer, these services enhance the depth and profitability of our customer relationships.

Hosted VoIP Solutions.  One of our fastest growing product lines, our hosted VoIP solutions, packages business-grade VoIP with advanced telephone equipment and managed network security into innovative and feature-rich solutions for unified communications. Built on redundant, carrier-grade platforms for better reliability, security, flexibility and scalability, our hosted VoIP solutions leverage advanced VoIP functionality and QoS management while covering all service, equipment and management. Our customers gain productivity, bridging telephone and computer communications through a converged IP network, more efficient use of bandwidth, intuitive management tools, 24×7 expert network monitoring, and ongoing product upgrades and enhancements that are all included in the solution. Our hosted VoIP offering also enables centralized control for administrators, including streamlined implementation of everyday configuration needs through a secure and user-friendly Internet-based web portal. Successful implementation, whether to retire an older system or to prepare an organization for migration to next generation services, is enhanced by a thorough process of gathering detailed requirements, evaluating network readiness, assessing quality based on qualitative and quantitative measurements, and conducting administrator and end-user training for each customer deployment.

Sales and Marketing

Our sales organization consists of three separate sales channels: direct, agent and inside sales. Each channel enables us to provide a bundled product offering of voice and data communications, hardware and managed network services through a consultative analysis of each customer’s specific needs. By developing a detailed proposal based on each customer’s individual requirements for network configuration, service reliability, future expansion and budget constraints, we deliver the quality, reliability and value that customers demand. Our pricing and sales commission plans provide significant incentives for sales of higher-margin T-1-based products in our on-net territories for two- and three-year terms.

Our largest sales channel is our direct sales division. As of December 31, 2007, this group consisted of approximately 150 direct quota-bearing sales representatives. This group focuses primarily on selling to new small and medium sized business end-user customers using vertical marketing and networking strategies to maximize their results.

Our agent division’s main objective is to leverage our strengths to specific market segments through independent contractors. The agent division focuses on customers who are already aligned with a communications consultant that may not provide many of the services we provide and who are looking to their consultant for a solution. Currently, our agent division maintains approximately 300 relationships.

Our inside sales division is comprised of a select group of third-party marketing firms that focus solely on smaller customers that can be provisioned on-net. In addition to being a cost-effective acquisition channel for this customer segment, this division generates sales leads for our direct sales division.

Marketing support is provided to our sales channels in many forms. In addition to printed materials and sales promotions, our sales professionals are provided with qualified leads and vertical marketing programs. There are two referral programs to generate leads for our direct sales channels. The Business Community Partnership program enables individuals and businesses to earn upfront and residual payments by providing leads that result in sales by the direct sales force. We also have a customer referral program. Brand recognition is developed through press releases, media advertising, and editorial coverage in industry publications.

Customer Service and Retention

Our customer relationship management division uses a multi-tiered, multi-channel level of support to target specific levels of service to our retail and wholesale customers as well as our multiple sales distribution channels. Since 2004, our customer relationship management division has been certified as a Center of Excellence by Purdue University’s Center for Customer Driven Quality utilizing Benchmark Portal. This certification utilizes an independent audit of efficiency and effectiveness measures ranked among telecommunications industry peers. In 2006, we also won the American Business Award for Best Customer Service Organization. Our inbound contact center, 1-800-BROADVIEW, is staffed 24 hours per day, 7 days per week, 365 days per year with customer care representatives who handle all aspects of a customer’s communications including billing questions, payments, repairs, changes of service, and new service requests. Redundant physical facilities are staffed and operated in Pennsylvania and New York with automatic cut-over capabilities. All facilities are staffed by specialists who are trained to handle all of our customers’ requests.

Our customer relationship management division also provides dedicated personalized support to our larger customers through our Enterprise Service Group. Dedicated representatives are assigned to each customer and the customer’s invoice has the name of their representative and direct toll-free number on it. In addition, our Enterprise team is staffed with Enterprise Project Managers who are dedicated to delivery of new products and services to these customers. Our largest accounts also have field support from the total solutions management team. Our total solutions management teams call on customers in person to address service issues and provide consultation and to market additional products and services.

The direct and agent sales distribution channels are supported by a dedicated team of individuals focused on the success of their assigned sales channel. Sales regions have dedicated service representatives who handle service requests from the field direct sales and agent sales forces.

Providing a superior customer experience is a major focus of our customer relationship management team. We collect statistical and direct feedback from customers regarding their recent service experience and use the information to refine and improve our processes as well as measure the effectiveness of the organization. We conduct in-depth customer disconnect and satisfaction studies to understand key drivers of our customer’s satisfaction, loyalty, and reasons for canceling their service. We also use a cross-functional churn analysis task force that analyzes customer churn and patterns and makes recommendations to senior operations management on ways to improve our customers’ experience.

Our customer relationship management division utilizes various technologies to gain efficiencies and improve the level of service and options for customers. In addition to having the option to speak to a representative 24/7, customers also have several self-service options. Our interactive voice response system, known as Express Care, provides automated telephone billing and collections options as well as network outage notifications. The system also utilizes value based routing to prioritize high value customers as first priority response. Our e-Care web-based options allow customers the same billing and payment options as well as the ability to download and analyze billing detail and copies of their bill. Customers can also contact customer relationship management through the contact manager application on the e-Care site. Customer relationship management also utilizes a fully automated system that continually updates customers about ongoing repair issues via e-mail or outbound phone call.

Network Deployment

Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core and extending to the edge, to support dynamic growth of VoIP, MPLS and other “next generation” technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling high bandwidth “first-mile” connectivity directly to strategically located business opportunities.

Voice and Data Switches

We currently have Nortel DMS-500 and Lucent 5ESS multi-service switches, MetaSwitch IP call agents and softswitch gateways and a Lucent Compact Switch serving multiple markets in ten states. Our switches offer a complete suite of voice services, delivering local, long distance, Centrex services and a full suite of Class services that our customers currently utilize. We deploy Cisco MGX/BPX ATM switches and Ethernet switches from Cisco, Foundry Networks and Extreme Networks.

Collocations and Edge Equipment

We are currently collocated in 246 Verizon end offices in the New York City metro area, Upstate New York (including Syracuse, Albany, Buffalo), Massachusetts, Rhode Island, New Hampshire, New Jersey, Pennsylvania, Maryland, Delaware and Washington, D.C. The Zhone Universal Edge UE9000, the CTDI Intelligent Multi-service Access System, or IMAS, and the Lucent AnyMedia Access System deployed in incumbent local exchange carrier collocations, allow us to deliver POTS, T-1 voice, Primary Rate Interface T-ls, integrated voice and data T-ls and a full suite of DSL high speed data services using incumbent local exchange carrier unbundled network element loops. We have deployed Actelis ML Series Ethernet access systems in certain major metropolitan collocations allowing us to provide multi-megabit Ethernet access services. We will continue to expand this technology in other service areas.

On-Net (“Lit”) Buildings

With the acquisition of InfoHighway, we have approximately 500 commercial buildings in metro New York and Washington, D.C., which have Ethernet switches and routers, as well as integrated access devices. Voice, data and Internet services are provided directly to customers within the buildings over in-building wiring and optical fiber which allows for rapid installation of services. We manage the riser plant within some of these buildings on behalf of the landlords under contracts.

ATM Backbone Network and IP Network Equipment

We have deployed Cisco Systems’ MGX/BPX family of ATM edge/core switches to power our regional and inter-city ATM backbone network. The MGX/BPX product family provides multi-service switching capability to support voice, data, and video applications. We use various Cisco and Juniper core and edge aggregation routers to support our various IP-based services. Our current offering of IP services include dedicated Internet access and site to site Virtual Private Networks, including MPLS based services providing multiple classes of services. We deploy the Redback SMS-1800 Broadband Access Termination system to support Symmetric DSL and DSL data services.

Fiber Network and Fiber Equipment

We operate a multi-state fiber network consisting of local metropolitan fiber rings and interstate long haul fiber systems. The fiber network consists of our owned fiber, dark fiber, Indefeasible Rights to Use, and light-wave Indefeasible Rights to Use from multiple providers. We have approximately 2,500 route fiber miles consisting of both our owned fiber and dark fiber, pursuant to Indefeasible Rights to Use. We currently have Lucent FT2000 OC48, Lucent OLS 40G DWDM systems and Turin Networks optical transport systems in operation on the fiber network.

Feature/Application Servers

We have deployed Hosted VoIP solutions, encompassing Hosted IP Key and Hosted IP private branch exchange feature/application servers from Natural Convergence and Broadsoft, respectively. These platforms provide enhanced applications to our business customers and are a highly desirable alternative to purchasing and operating their own key systems or private branch exchanges. In conjunction with these hosted services, we offer our customers advanced Mitel and Polycom IP station sets. For those customers who want to own and operate their own IP private branch exchanges, we offer the Nortel BCM product line and the Cisco Call Manager product line. In addition, we provide Unified Messaging services through our Common Voices NowMessage and Broadsoft Messaging platforms.

Customer Access Methods

Our SmarterBuild tm strategy for acquiring new customers and expanding our market share is designed to generate revenues from targeted customers before we deploy significant network capital. Thus, we acquire customers in targeted geographic areas using off-net access methods, and then build out collocations based on our penetration in specific Regional Bell Operating Company central offices. This strategy enables us to take advantage of the pre-existing switching and transport facilities of the Regional Bell Operating Company and/or other access providers, thus minimizing our need to spend capital in advance of orders and reducing our risk of inefficient capital investments or stranded plant. Once we reach sufficient customer density within a Verizon central office, we generally deploy the necessary equipment and facilities to allow us to provide on-net service in that Verizon central office.

When constructing our network, we own the intelligent components such as switches, network electronics and software, but lease the readily available transport elements. This strategy provides us with significant cost and time-to-market advantages. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers’ needs. By leasing our transport lines, we can reduce upfront capital expenditures, and offer service ubiquitously within a collocation, which leads to a larger addressable market than business models that are based on building dedicated facilities to specific customer locations.

The deployment of on-net facilities allows us to improve margins, provides the greatest flexibility in offering product solutions and provides us with greater control over surveillance and repair of facilities. As of December 31, 2007, we had 246 collocations that allowed us to serve approximately two-thirds of our total lines through an on-net arrangement, either T-1 or unbundled network element loops.

We serve our customers through one or more of the following access methods:

On-net T-1:  On-net T-1 is a leased high capacity connection directly from our collocation equipment to the customer’s location. This T-1 can provide voice, data or integrated communications services to our customers. This access method is the fastest growing segment of our business.

On-net unbundled network element loops:  To provide voice lines to residential and small business accounts, we collocate our access equipment in a Verizon central office and lease unbundled network element loops from our collocation to the customer premise. These on-net loops can provide residential or business POTS, or DSL data service, which can deliver voice and data over a single network loop. In addition, through the use of our Actelis Ethernet access systems, we are providing T-1 equivalent and high-speed Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins and expanding our service offerings.

Off-Net:  Off-net access methods are used to implement our SmarterBuildtm strategy by acquiring customers located in Verizon central offices in which there is not yet sufficient density to build a collocation. Off-net access is also used to be able to serve all locations of a multi-location account. There are two major forms of off-net access. The first is utilizing the transport and/or loops and facilities of a communications provider other than the Regional Bell Operating Company. We have contracts with several major providers of access and transport. The second is provided through Regional Bell Operating Companies. We have entered into commercial agreements with Verizon and AT&T which guarantee multi-year availability and predictable pricing for the required access and associated features needed to provide off-net services to our end-users. Our commercial agreements with Verizon extend through 2008 and 2010 and our commercial agreement with AT&T extends through May 2008.

Service Agreements with Carriers

We obtain services from Verizon through state-specific interconnection agreements, commercial agreements, local wholesale tariffs and interstate contract tariffs. We currently have interconnection agreements in effect with Verizon for, among others, the states of New York, Massachusetts, New Jersey, Pennsylvania, Virginia, Maryland, Delaware, New Hampshire, Rhode Island and Washington, D.C.. Though the initial terms of all of our interconnection agreements have expired, each of these agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. We are in the process of renegotiating with Verizon the terms of our multiple New York interconnection agreements. In order to retain access to the facilities and services with which we serve our customers in the states of Vermont, New Hampshire and Maine, we will need to negotiate new agreements, both interconnection and commercial, with Fairpoint following its acquisition of Verizon’s network assets in these states. Our commercial agreements with Verizon allow us to purchase off-net services from Verizon at unbundled network element — platform rates subject to a surcharge that increased by a predetermined amount on each of the first and second anniversaries of the agreement term and will increase by a known amount on the third anniversary of the agreement term. The commercial agreements have limited terms that expire in 2008 and 2010, but are subject to earlier termination in certain circumstances, such as a material breach by us or modification of the agreement by state regulation. We are required under two of our commercial agreements to maintain certain volumes of loops on a “take-or-pay” basis. Our Verizon interstate contract tariffs allow us to purchase high capacity loops and transport at discounted rates. The interstate contract tariffs require us to maintain a certain number of channel terminations on a “take-or-pay” basis. We have recently entered into new five- and seven-year interstate contract tariffs for Verizon’s southern and northern territories. For the State of Connecticut, we have both an interconnection and a commercial agreement with Southern New England Telephone Company, a subsidiary of AT&T, the latter providing us with access to off-net services. This agreement expires in May 2008.

We maintain agreements with a number of other carriers for the provision of network facilities, including fiber routes and high capacity loops and transport, and local voice and data services. These agreements often provide cost-effective alternatives to Verizon-provided services. We also maintain agreements with a number of different long distance carriers. Under the terms of these long distance contracts, after meeting certain minimum purchasing requirements, we are able to choose which services and in what volume we wish to obtain the services from each carrier. Finally, we maintain agreements with various entities for ancillary services such as out-of-band signaling and directory assistance.

For more information, see “Risk Factors — Our ability to provide services and systems at competitive prices is dependent on our ability to negotiate and enforce is dependent on our ability to negotiate and enforce interconnection and other agreements.”

Integrated OSS

We have developed and continue to improve and update our integrated order processing, provisioning, billing, payment, collection, customer service, network surveillance, testing, repair and information systems that enable us to offer and deliver high-quality, competitively priced telecommunication services to customers. Through dedicated electronic connections with the Regional Bell Operating Companies and our long distance carriers from which we purchase local access services including unbundled network element loops, and our commercial agreements, resale services and T-1, we have designed our systems to process information on a “real time” basis.

Our core OSS combines extensive internal developments with our superior licensed software and applications, all internally integrated through in-house development resources. Software supporting business processes and operations has been developed in-house largely in Java, with some front end systems written in .net, supporting both portability and scalability. Systems supporting network management and operation are composed of licensed core applications platforms that have been extensively customized and integrated by in-house software developers. Process automation is achieved through various applications, which are integrated with workflow to drive workorders through from start to finish. Our systems are designed to require single data entry and maximum flow-through from order entry through service provisioning. We use BEA Weblogic to develop and extend our workflows across the various applications, driving automation of processes and the flow of orders and repair throughout the organization. Our applications include the following:

Sales, Order Entry and Provisioning Systems

Our order entry and provisioning systems enable us to shorten the customer provisioning time cycle and reduce associated costs. The sales process is managed by a web based front end tracking system, SalesTrak, allowing full funnel management from initial lead through customer contract. A component of SalesTrak is automated Proposal Generation, which creates professional and complete proposals in real-time in support of the sales process and to hasten the closing of sales deals. Order entry is conducted by sales operations through a web portal, eSales, which provides a highly efficient method for tracking sales productivity and ensuring all information needed to provision service is entered prior to engaging the provisioning systems and personnel. Prior to submitting an order for access services to the Regional Bell Operating Company, we perform customer credit approval and automatically obtain and process the customer’s service record detailing the customer’s existing phone service to establish their data records in our centralized customer records database. This has enabled us to deliver a highly automated flow-through customer provisioning process for qualified and verified orders. As an example, recent advances in these provisioning systems and processes has allowed us to deliver competitive installation intervals for our T-1-based products, while simultaneously significantly increasing the volume of these services provisioned per month.

Our order entry system has been extended, through a dedicated web portal, AgentTrak, to provide these same capabilities to our indirect sales forces. Through our SalesTrak and AgentTrak portals, our sales team, agents and other indirect sales teams can track provisioning status, trouble reports and commissions in real-time.

In addition to automating the ordering and provisioning of new services, our provisioning system automates the addition of customer lines to existing customer accounts, as well as the changing of the features associated with that particular customer’s service. Recently added functionality also provides for the automation of many of the functions of customer service moves, further reducing manual work and providing increased operating efficiency.

Customer Relationship Management System

Our customer relationship management systems include e-Care and OpenCafe. e-Care allows our customers to monitor and manage their accounts online. OpenCafe provides our customer service representatives with real time access to all information pertinent to the customer, in an organized and easy to use front end system. In addition, OpenCafe is directly coupled with our trouble ticketing and repair tracking system, allowing instant access to repair status and reporting. We also have a repair system that allows our customer service representatives to analyze customer troubles and repair service issues in real-time, while the customer is on the phone. This system leverages extensive analysis and repair logic developed in-house, providing a simple and highly intuitive front end portal to the service representative. We continue to develop and implement improvements to OpenCafe, delivering more front-line capabilities to our customer service representatives, reducing the length of customer service calls and improving the customer experience. In addition, as stated above, our SalesTrak and AgentTrak portals allow our sales representatives and agents to have direct visibility into our systems to better serve our customers by monitoring customer accounts.

Network Management Systems

Our network management systems include: TTI Netrac, our network alarm surveillance, analysis and reporting system; TTI NeTkT, our integrated trouble ticketing and repair tracking system; Syndesis NetProvision Activator, our DSL provisioning automation system; JDSU’s NetOptimize, our traffic data collection and analysis system; JDSU’s NetAnalyst, our T-1 integrated testing management system; Harris TAC, our copper loop integrated testing system; and Telcordia Xpercom, our network inventory records system. With these core licensed applications, our in-house software developers have, through Application Program Interfaces, developed overarching control and management software applications to leverage these systems, and integrated the functionality to our business support applications to deliver seamless service, provisioning and billing. Through these systems, we have automated many key trouble management and resolution functions, including fault isolation, service testing, trouble ticket generation, forwarding, tracking and escalation, automated reporting to our customers and automated close-out of tickets upon customer-acknowledged completions. In addition, we have leveraged these applications to deliver a work force management, assignment and tracking application, maximizing the efficiency of our field workforce.

Billing System

Our in house developed billing system enables us to preview and run each of our multiple bill cycles and customer account information for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage. Our full color, multi-location bill provides the flexibility for customers to customize the arrangement of lines by location, while offering extensive and intuitive management reports that allow customers the insight to manage their communications costs and usage. All billing information is available on-line via our e-Care customer web portal, for viewing, analysis or downloading. And all billing information, including a pdf image of the actual bill, is available on demand in real-time to our customers and customer care representatives for review or discussion with our customers, increasing customer satisfaction. Our customer invoice includes management reports and graphical representations of customer billing information, particularly useful for multi-location customers.

Cost Assurance System

Our in-house developed cost assurance system, Triton, enables us to analyze the multiple incumbent local exchange carrier and long distance carrier bills that we receive on a monthly basis, performing comprehensive audits and identifying inconsistencies and charging irregularities. Triton automatically generates the appropriate reports and paperwork required for filing with the incumbent local exchange carrier or long distance carriers to pursue our claims and ensure timely processing.

Collections Management System

Our automated collections management system is integrated with our billing and customer relationship management systems, which increases the efficiency of our collections process, accelerates the collection of accounts receivable and assists in the retention of valuable customers.

Competition

The communications industry is highly competitive. We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with the Regional Bell Operating Companies, other competitive local exchange carriers and new market entrants, (including cable TV companies, VoIP providers and wireless companies), interexchange carriers, data/Internet service providers and vendors, installers and communication management companies.

Regional Bell Operating Companies

In each of our existing markets, we face, and expect to continue to face, significant competition from Regional Bell Operating Companies (“RBOCs”), which currently dominate their local communications markets as a result of their historic monopoly position. The Regional Bell Operating Companies have also entered the long distance market and offer data and Internet services.

The RBOCs have long-standing relationships and strong reputations with their customers, as well as financial, technical, marketing personnel and other resources substantially greater than ours. In addition, the RBOCS have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from existing regulations that favor them over us in some respects. We expect that the Regional Bell Operating Companies will continue to be the beneficiaries of increased pricing flexibility and relaxed regulatory oversight, which may provide them with additional competitive advantages.

Competitive Local Exchange Carriers and New Market Entrants

We face competition from other competitive local exchange carriers, operating both on a facilities and non-facilities basis. Some of these carriers have competitive advantages over us, including substantially greater financial, personnel and other resources, brand name recognition and long-standing relationships with customers. In addition, the industry has seen a number of mergers and consolidations among competitive local exchange carriers in an effort to gain a competitive advantage in the sector, while some have entered and subsequently emerged from bankruptcy with dramatically altered business plans and financial structures. Both of these groups may have the ability to offer more competitive rates than we can offer.

In addition, we face competition from new and potential market entrants such as cable television companies, wireless service providers, electric utilities and providers using VoIP over the public Internet or private networks. Cable television companies have entered the communications market by upgrading their networks with hybrid fiber coaxial lines and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. While many competitive local exchange carriers have always targeted small and medium size enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are doing so at rates lower than we generally offer. Wireless services providers are providing not only voice, but also broadband, substitutes for traditional wireline local telephones. Electric utility companies have existing assets and low cost access to capital that could allow them to enter a market and accelerate network development. Many VoIP providers operate down-market from our target audience and are offering a lower quality service, with little or no QoS, primarily to residential customers. Many incumbent local exchange carriers and interexchange carriers have deployed VoIP technology for business customers by offering higher quality, QoS-supported, services. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay.

Interexchange Carriers

Interexchange carriers that provide long distance and other communications services offer or have the capability to offer switched local, long distance, data and Internet services. Some of these carriers have vast financial resources and a much larger service footprint than us. In addition, there have been a number of mergers and consolidations among interexchange carriers and between incumbent local exchange carriers and interexchange carriers that have allowed carriers to expand dramatically the reach of their services and, thus, to gain a significant competitive advantage. These consolidated entities may have the ability to offer more services and more competitive rates than we can offer.

Data/Internet Services Providers

The Internet services market is highly competitive, and we expect that competition will continue to intensify. Internet service, including both Internet access and on-line content services, is provided by Internet services providers, incumbent local exchange carriers, satellite-based companies, interexchange carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as AOL and MSN, offer online content services consisting of access to closed, proprietary information networks. Interexchange carriers, among others, are aggressively entering the Internet access markets. Long distance providers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to Internet from desktop PCs. Cable companies are providing Internet services using cable modems to customers in major markets. Many of these competitors have substantially greater financial, technological, marketing, personnel, brand recognition and other resources than those available to us.

Vendors, Installers and Communication Management Companies

We compete with numerous equipment vendors and installers and communications management companies for business telephone systems and related services. We generally offer our products at prices consistent with other providers and differentiate our service through our product packages and customer service.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third party non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. No individual patent, trademark or copyright is material to our business. Generally, our licensing agreements are perpetual in duration.

We have granted security interests in our trademarks, copyrights and patents to our lenders pursuant to our credit agreement governing the credit facility and the indenture governing the notes.

Employees

As of December 31, 2007, we had approximately 1,250 employees, including approximately 150 direct quota-bearing sales representatives. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission (SEC), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F. Street N.E., Washington, DC 20549 (1-800-SEC-0330) or through our website at http://www.broadviewnet.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573.

Our website address is included in this report for information purposes only. Our website and the information contained therein or connected thereto are not incorporated into this Annual Report on Form 10-K.

See also “Directors, Executive Officers and Corporate Governance — Code of Business Conduct and Ethics” for more information regarding our Code of Business Conduct and Ethics.

Regulation

Overview

We are subject to federal, state, local and foreign laws, regulations, and orders affecting the rates, terms, and conditions of certain of our service offerings, our costs, and other aspects of our operations, including our relations with other service providers. Regulation varies from jurisdiction to jurisdiction, and may change in response to judicial proceedings, legislative and administrative proposals, government policies, competition, and technological developments. We cannot predict what impact, if any, such changes or proceedings may have on our business, financial condition or results of operations, and we cannot guarantee that regulatory authorities will not raise material issues regarding our compliance with applicable regulations.

The FCC has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services. State regulatory public utility commissions generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may regulate aspects of our business through zoning requirements, permit or right-of-way procedures, and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and state public utility commissions do not regulate Internet, video conferencing, or certain data services, although the underlying communications components of such offerings may be regulated. Our operations also are subject to various environmental, building, safety, health, and other governmental laws and regulations.

Federal law generally preempts state statutes and regulations that restrict the provision of competitive local, long distance and enhanced services. Because of this preemption, we are generally free to provide the full range of local, long distance and data services in every state. While this federal preemption greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. In addition, the cost of enforcing federal preemption against certain state policies and programs may be large and may involve considerable delay.

Federal Regulation

The Communications Act grants the FCC authority to regulate interstate and foreign communications by wire or radio. The FCC imposes extensive regulations on common carriers that have some degree of market power such as incumbent local exchange carriers. The FCC imposes less regulation on common carriers without market power, such as us. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell communications services, between the United States and international points. Further, we remain subject to numerous requirements of the Communications Act, including certain provisions of Title II applicable to all common carriers which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms, and which prohibit any unjust or unreasonable discrimination in charges or terms. The FCC has authority to impose additional requirements on non-dominant carriers.

The Telecommunications Act amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. Under the Telecommunications Act, any entity, including cable television companies and, electric and gas utilities, may enter any communications market, subject to reasonable state certification requirements and regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act remains subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still ongoing uncertainty as to the impact it will have on us. The Telecommunications Act is intended to increase competition. Among other things, the Telecommunications Act opened the local exchange services market by requiring incumbent local exchange carriers to permit competitive carriers to interconnect to their networks at any technically feasible point and requires them to utilize certain parts of their networks at FCC-regulated (generally cost based) rates; it also established requirements applicable to all local exchange carriers. Examples include:

•	Reciprocal Compensation. Requires all incumbent local exchange carriers and competitive local exchange carriers to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

•	Resale. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit resale of their communications services without unreasonable or discriminatory restrictions or conditions. In addition, incumbent local exchange carriers are required to offer for resale wholesale versions of all communications services that the incumbent local exchange carrier provides at retail to subscribers that are not telecommunications carriers at discounted rates, based on the costs avoided by the incumbent local exchange carrier in the wholesale offering.

•	Access to Rights-of-Way. Requires all incumbent local exchange carriers and competitive local exchange carriers and any other public utility that owns or controls poles, conduits, ducts, or rights-of-way used in whole or in part for wire communications, to permit competing carriers (and cable television systems) access to those poles, ducts, conduits and rights-of-way at regulated prices. Competitive local exchange carrier rates for access to its poles, ducts, conduits and rights-of-way, however, are not regulated.

The Telecommunications Act also codifies the incumbent local exchange carriers’ equal access and nondiscrimination obligations and preempts inconsistent state regulation.

Legislation.  Congress is considering various measures that would impact telecom laws in the United States. The prospects and timing of potential legislation remain unclear, and as such, we cannot predict the outcome of any such legislation upon our business.

Unbundled Network Elements.  The Telecommunications Act requires incumbent local exchange carriers to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and non-discriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the Telecommunications Act. The Telecommunications Act gives the FCC authority to determine which network elements must be made available to requesting carriers such as us. The FCC is required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it seeks to offer. Based on this standard, the FCC developed an initial list of Regional Bell Operating Company network elements that must be unbundled on a national basis in 1996. Those initial rules were set aside by the U.S. Supreme Court and the FCC subsequently developed revised unbundling rules, which also were set aside on appeal.

In August 2003, in the Triennial Review Order, or TRO, the FCC substantially modified its rules governing access to unbundled network elements. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling/databases unbundled network elements but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home loops in greenfield situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, are not subject to unbundling obligations. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit vacated certain portions of the TRO and remanded to the FCC for further proceedings.

In December 2004, the FCC adopted an Order on Remand of the TRO, or the TRRO, which became effective on March 11, 2005. The TRRO further modified the unbundling obligations of incumbent local exchange carriers. Under certain circumstances, the FCC removed the incumbent local exchange carriers’ unbundling obligations with regard to high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. Under the FCC’s new rules, the availability of high capacity loops and transport depends upon new tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of collocated fiber providers in incumbent wire centers. Subsequent to the release of the TRRO, we entered into a number of commercial agreements with Verizon, under which we continue to have access to local switching from Verizon at gradually increasing rates during the three to five year terms of the agreement. We have replaced delisted unbundled network element loops and transport with special access, generally at prices significantly higher than unbundled network element rates, unless we can locate alternative suppliers offering more favorable rates.

FCC rules implementing the local competition provisions of the Telecommunications Act permit competitive local exchange carriers to lease unbundled network elements at rates determined by State public utility commissions employing the FCC’s Total Element Long Run Incremental Cost forward-looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the Total Element Long Run Incremental Cost methodology and wholesale pricing rules for communications services made available for resale by incumbent local exchange carriers in accordance with the Telecommunications Act. This proceeding will comprehensively reexamine whether the Total Element Long Run Incremental Cost pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an incumbent local exchange carrier’s network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing Regional Bell Operating Company network facilities and overstating efficiency assumptions. The application and effect of a revised Total Element Long Run Incremental Cost pricing model on the communications industry generally and on our business activities cannot be determined at this time.

In orders released in August 2004, the FCC extended the unbundling relief it had previously provided to fiber-to-the-home loops to fiber-to-the-curb. On October 27, 2004, the FCC issued an order granting requests by the Regional Bell Operating Companies that the FCC forbear from enforcing the independent unbundling requirements of Section 271 of the Communications Act with regard to the broadband elements that the FCC had previously determined were not subject to unbundling obligations (fiber-to-the-home loops, fiber-to-the-curb loops, the packetized functionality of hybrid loops, and packet switching).

On September 23, 2005, the FCC released an order that largely deregulates “wireline broadband Internet access service.” The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both next generation fiber-to-the-premises services and all digital subscriber lines. This decision by the FCC follows the decision by the United States Supreme Court in the Brand X case, issued June 27, 2005, in which the Court held that cable systems are not legally required to lease access to competing providers of Internet access service. Consistent with the FCC’s previous classification of cable modem service as an information service, the FCC classified broadband Internet access service as an information service because it intertwines transmission service with information processing and is not, therefore, a “pure” transmission service such as frame relay or ATM, which remain classified as communications services. The FCC required that existing transmission arrangements between broadband Internet access service providers and their customers be made available for a one year period from the effective date of the Order. This Order does not affect competitive local exchange carriers’ ability to obtain unbundled network elements, but does relieve the incumbent local exchange carriers of any duty to offer Digital Subscriber Line transmission services subject to regulatory oversight. We cannot predict the effect of the Order on our business.

On September 16, 2005, the FCC partially granted Qwest’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Omaha, Nebraska Metropolitan Statistical Area. The FCC granted Qwest the requested relief in nine of its 24 Omaha central offices where it determined that competition from intermodal (cable) service providers was “extensive.” Although the FCC required that Qwest continue to make unbundled network elements available, in the nine (9) specified central offices, Qwest will only have to do so at non- Total Element Long Run Incremental Cost rates. The FCC did not grant Qwest the requested relief regarding its collocation and interconnection obligations. On January 30, 2007, the FCC partially granted ACS of Anchorage, Inc.’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Anchorage, Alaska local exchange carrier study area. The FCC granted ACS the requested relief in five of its 11 Anchorage central offices where it determined that “competition by the local cable operator . . . ensures that market forces will protect the interests of consumers.” Although the FCC required that ACS continue to make unbundled network elements available in the five (5) central offices in which the requested relief was granted, ACS will only have to do so at commercially-negotiated rates. Because we do not operate in either the Omaha, Nebraska or Anchorage, Alaska Metropolitan Statistical Areas, these decisions will not have a direct impact on us.

In December 2007, the FCC denied a Verizon petition for relief comparable to that accorded Qwest and ACS — forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements — in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area — three of our largest markets. Nonetheless, Verizon has recently filed for such relief throughout the State of Rhode Island. Also pending before the FCC are petitions seeking unbundled relief in certain non-Verizon markets in which we do not operate (Denver, Colorado; Minneapolis, Minnesota; Phoenix, Arizona and Seattle, Washington). We cannot predict the outcome of pending or future forbearance proceedings or the effect that these proceedings may have on our business or operations.

On March 19, 2006, the FCC, by inaction, granted Verizon’s Petition for Forbearance from the application of the FCC’s Computer II and Title II requirements to Verizon’s Broadband service offerings. Arguably, the grant of Verizon’s petition permits Verizon to offer DSL, ATM, Frame Relay and T-1 services on a non-common carrier basis, free from unbundling and Total Element Long Run Incremental Cost pricing requirements. Through various ex parte filings, however, Verizon appeared to narrow its petition to ask for far more limited relief, arguably limiting the requested relief to a select group of service offerings. Other incumbent local exchange carriers, including AT&T, Embarq Corporation and Citizens Communication Company, have filed similar forbearance petitions. On October 12, 2007, the FCC agreed that AT&T’s existing packet-switched broadband telecommunications services and existing optical transmission services could be treated as non-dominant and would no longer be subject to certain regulatory requirements. On October 25, 2007, the FCC granted similar forbearance relief to Embarq and Citizens. We cannot predict the effect, if any, on our business of the “deemed” grant of the Verizon petition or the grant, if it occurs, of any of the other incumbent local exchange carrier petitions. On December 5, 2007, the FCC ruled against Verizon on forbearance.

On November 30, 2007, the FCC initiated a rulemaking proceeding to examine the process by which forbearance petitions are to be reviewed. Among other things, the FCC has sought public comment on (i) which procedural rules, if any, should be adopted, (ii) whether petitioners seeking forbearance will be precluded from modifying their petitions and (iii) whether petitioners seeking forbearance from Sections 251 and/or 271 should be required to provide supporting data at the wire center level. We cannot predict the outcome of this rulemaking proceeding or its impact on our business or operations.

Special Access.  The FCC is undertaking a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and/or remove from price caps regulation special access service in a defined geographic area (Phase II pricing flexibility) based on showings of competition. In its Notice of Proposed Rulemaking, or NPRM, the FCC tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but undertakes an examination of whether the current triggers for pricing flexibility accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of incumbent local exchange carrier special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts) are unreasonable. By Public Notice dated July 9, 2007, the FCC invited parties to update the record in its special access rulemaking to address, among other things, the impact of industry consolidation on the availability of alternative facilities. We cannot predict the impact, if any, the NPRM will have on our network cost structure.

Interconnection Agreements.  Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with incumbent local exchange carriers to obtain access to unbundled network element services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, New Hampshire, Vermont, Maryland, Virginia, Delaware, Rhode Island and Washington, D.C. We have an interconnection agreement with Southern New England Telephone Company, a subsidiary of AT&T, in Connecticut. If we enter new markets, we expect to establish interconnection agreements with incumbent local exchange carriers on an individual state basis. In the states of Vermont, New Hampshire and Maine, we will need to negotiate new interconnection agreements with Fairpoint following its acquisition of Verizon’s network assets in these states. Changes to our agreements based upon recent FCC orders ultimately will be incorporated into our interconnection agreements, but whether these changes will be affected by state public utility commission order, tariff, negotiation or arbitration is uncertain.

We are in the process of renegotiating our interconnection agreement with Verizon in New York. If the negotiation process does not produce, in a timely manner, an interconnection agreement that we find acceptable, we may petition the New York public utility commission to arbitrate any disputed issues. Arbitration decisions in turn may be appealed to federal courts. We cannot predict how successful we will be in negotiating terms critical to our provision of local network services in New York, and we may be forced to arbitrate certain provisions of our New York agreements. Interconnection agreement arbitration proceedings before other state commissions may result in decisions that could affect our business, but we cannot predict the extent of any such impact. As an alternative to negotiating an interconnection agreement, we may adopt, in its entirety, another carrier’s approved agreement.

Collocation.  FCC rules generally require incumbent local exchange carriers to permit competitors to collocate equipment used for interconnection and/or access to unbundled network elements. Changes to those rules, upheld in 2002 by the U.S. Court of Appeals for the D.C. Circuit, allow competitors to collocate multifunctional equipment and require incumbent local exchange carriers to provision crossconnects between collocated carriers. We cannot determine the effect, if any, of future changes in the FCC’s collocation rules on our business or operations.

Regulation of Internet Service Providers.  To date, the FCC has treated Internet service providers as enhanced service providers, which are generally exempt from federal and state regulations governing common carriers. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services. In addition, the FCC released an NPRM in September 2005 seeking comment on a broad array of consumer protection regulations for broadband Internet access services, including rules regarding the protection of Customer Proprietary Network Information slamming, truth in billing, network outage reporting, service discontinuance notices, and rate-averaging requirements. We cannot predict whether the FCC will adopt new rules regulating broadband Internet access services and, if it does so, how such rules would affect us, except that new obligations could increase the costs of providing DSL service.

Moreover, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the potential liability of Internet service providers and hosting companies that do not knowingly engage in unlawful activity. We expect that Congress will continue to consider various bills concerning the Internet and Internet users, some of which, if signed into law, could impose additional obligations on us.

Long Distance Competition.  Section 271 of the Communications Act, enacted as part of the Telecommunications Act, established a process by which an RBOC could obtain authority to provide long distance service in a state within its region. Each Regional Bell Operating Company was required to demonstrate that it had satisfied a 14-point competitive checklist and that granting such authority would be in the public interest. All of the Regional Bell Operating Companies have received FCC approval to provide in-state long distance service within their respective regions. Receipt of Section 271 authority by the Regional Bell Operating Companies has resulted in increased competition in certain markets and services.

The Regional Bell Operating Companies have a continuing obligation to comply with the 14-point competitive checklist, and are subject to continuing oversight by the FCC and state public utility commissions. Each Regional Bell Operating Company must provide unbundled access to unbundled network elements at just and reasonable rates and comply with state-specific Performance Assurance Plans pursuant to which a Regional Bell Operating Company that fails to provide access to its facilities in a timely and commercially sufficient manner must provide to affected competitive local exchange carriers compensation in the form of cash or service credits. We routinely receive Performance Assurance Plan payments from Verizon in a number of states, although Verizon has petitioned various state public utility commissions to reduce the amount and extent of future payments. Our ability to obtain adequate interconnection and access to unbundled network elements on a timely basis and at cost effective rates could be adversely affected by an RBOC’s failure to comply with its Section 271 obligations.

Detariffing.  The FCC has largely eliminated carriers’ obligations to file with the FCC tariffs containing prices, terms and conditions of service and has required carriers to withdraw all of their federal tariffs other than those relating to access services. Our interstate and international rates nonetheless must still be just and reasonable and nondiscriminatory. Our state tariffs remain in place. Detariffing precludes our ability to rely on filed rates, terms, and conditions as a means of providing notice to customers of prices, terms and conditions under which we offer services, and requires us instead to rely on individually negotiated agreements with end-users. We have, however, historically relied primarily on our sales force and marketing activities to provide information to our customers regarding the rates, terms, and conditions of service and expect to continue to do so. Further, in accordance with the FCC’s orders we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.

Intercarrier Compensation.  The FCC’s intercarrier compensation rules include rules governing access charges, which govern the payments that interexchange carriers and commercial mobile radio service providers make to local exchange carriers to originate and terminate long distance calls, and reciprocal compensation rules, which generally govern the compensation between telecommunications carriers for the transport and termination of local traffic. We purchase long distance service on a wholesale basis from interexchange carriers who pay access fees to local exchange carriers for the origination and termination of our long distance communications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate our costs of providing long distance services will increase. As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers’ long distance calls. Accordingly, in contrast with our long distance operations, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we must properly track and record the jurisdiction of our communications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly recording the jurisdiction of our communications traffic could have a material adverse effect on our business, financial condition and results of operations.

The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a further NPRM seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. In connection with the FCC’s rulemaking proceeding, a number of industry groups have been trying to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. One such group has submitted a plan designated the Missoula Plan as to which the FCC has called for public comment. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC’s intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.

On October 2, 2007, the FCC issued a Notice of Proposed Rulemaking to address the issue of “traffic pumping.” The Notice was prompted by allegations by interexchange carriers that certain local exchange carriers had greatly increased their switched access traffic by deploying chat lines, conference bridges and other similar high call volume operations and that the volume of traffic resulted in inflated returns which in turn brought into question the justness and reasonableness of the tariffed access charges being imposed on interexchange carriers. While we cannot predict the outcome of this proceeding, it could impact the access charges we are allowed to bill interexchange carriers.

On April 18, 2001, the FCC adopted a new order regarding intercarrier compensation for Internet service provider-bound traffic. In that Order, the FCC established a new intercarrier compensation mechanism for Internet service provider-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the FCC capped the amount of Internet service provider bound traffic that would be “compensable” and prohibited payment of intercarrier compensation for Internet service provider-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the U.S. Court of Appeals for D.C. Circuit found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the Court let the FCC’s rules stand. It is unclear when the FCC will issue revised findings in response to the latest remand. On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the remanded April 2001 order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Core Petition as to the rate caps and mirroring rules.

Verizon/MCI Merger.  On October 31, 2005, the FCC unanimously approved the Verizon-MCI merger with relatively limited conditions in certain areas. The FCC’s conditions took the form of voluntary conditions offered by the merging parties, as follows: Verizon agreed to (i) freeze unbundled network element rates for a period of two years, and (ii) freeze certain high-capacity special access rates for existing in-region MCI customers for 30 months, both of which have now expired. Although the Department of Justice, in its consent decrees approving the merger concluded that the merger would reduce competition in certain markets for special access, primarily for business customers, it required only that Verizon sell or divest, at market rates, ten-year leases for loops into certain buildings along with leases for dark fiber transport necessary to connect the loops to the facility of the purchaser of the lease.

The end result is that Verizon must sell dark fiber leases to 350 buildings. Other than the benefits derived from the merger conditions, we cannot predict the impact of the Verizon/MCI merger on our business.

CALEA.  CALEA requires communications providers to provide law enforcement officials with call content and/or call identifying information under a valid electronic surveillance warrant, and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. Because we provide facilities-based services, we incur costs in meeting these requirements. Noncompliance with these requirements could result in substantial fines. Although we attempt to comply with these requirements, we cannot assure that we would not be subject to a fine in the future.

In August 2005, the FCC extended CALEA obligations to facilities-based providers of broadband Internet access service and to interconnected VoIP services. The current compliance deadline is set for May 2007. Several parties have appealed the FCC’s order imposing new requirements. Unless the decision is overturned on appeal, we could face increased compliance costs, which are uncertain in nature because the specific assistance-capability requirements for providers of broadband Internet access service have not yet been established.

Customer Proprietary Network Information.  FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. Customer Proprietary Network Information includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC’s initial Customer Proprietary Network Information rules initially prevented a carrier from using Customer Proprietary Network Information to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the Customer Proprietary Network Information of our subscribers without first engaging in extensive customer service processes and record keeping. Recently, the FCC further modified its Customer Proprietary Network Information requirements to, among other things, extend Customer Proprietary Network Information regulations to interconnected VoIP providers, require annual carrier certifications and to impose additional limitations on the release of Customer Proprietary Network Information without express customer approval. We use our subscribers’ Customer Proprietary Network Information in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and Customer Proprietary Network Information processes could generate significant administrative expenses.

Universal Service.  Section 254 of the Communications Act and the FCC’s implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund, or USF. The USF supports several programs administered by the Universal Service Administrative Company with oversight from the FCC, including: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs, (iv) basic telephone services for low income consumers, and (v) interstate access support. Based on the total funding needs for these programs, the FCC determines a contribution factor, which it applies to each contributor’s interstate and international end-user communications revenues. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true up. USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item.

A proceeding pending before the FCC has the potential to significantly alter our USF contribution obligations. The FCC is considering changing the basis upon which our USF contributions are determined from a revenue percentage measurement to a connection or telephone number measurement. Adoption of this proposal could have a material adverse affect on our costs, our ability to separately list USF contributions on end-user bills, and our ability to collect these fees from our customers. In addition, the Federal-State Joint Board on high-cost universal service support has recently announced that it intended to take a “fresh look” at high-cost universal service support.

The application and effect of changes to the USF contribution requirements and similar state requirements on the communications industry generally and on certain of our business activities cannot be predicted. If our collection procedures result in over collection, we could be required to make reimbursements of such over collection and be subject to penalty, which could have a material adverse affect on our business, financial condition and results of operations. If a federal or state regulatory body determines that we have incorrectly calculated or remitted any USF contribution, we could be subject to the assessment and collection of past due remittances as well as interest and penalties thereon.

Telephone Numbering.  The FCC oversees the administration and the assignment of local telephone numbers, an important asset to voice carriers, by NeuStar, Inc., in its capacity as North American Numbering Plan Administrator. Extensive FCC regulations govern telephone numbering, area code designation, and dialing procedures. Since 1996, the FCC has permitted businesses and residential customers to retain their telephone numbers when changing local telephone companies, referred to as local number portability. The availability of number portability is important to competitive carriers like us, because customers, especially businesses, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers.

Slamming.  A customer’s choice of local or long distance communications company is encoded in the customer’s record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A customer may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. Slamming occurs when these specific procedures are not followed, such as when a customer’s service provider is changed without proper authorization or as a result of fraud. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs and to business reputation from slamming is significant. We maintain internal procedures designed to ensure that our new subscribers are switched to us and billed in accordance with federal and state regulations. Because of the volume of service orders that we may process, it is possible that some carrier changes inadvertently may be processed without authorization. Therefore, we cannot guarantee that we will not be subject to slamming complaints in the future.

Taxes and Regulatory Fees.  We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a three percent federal excise tax on local, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation. If our collection procedures prove to be insufficient or if a taxing or regulatory authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business, financial condition and results of operations.

State Regulation

The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the public utility commission and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity, or CPCN, or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities based or resold competitive local and interexchange service in, among others, New York, Massachusetts, New Jersey, Pennsylvania, Virginia, Maryland, Delaware, New Hampshire, Rhode Island, Connecticut and Washington, D.C. There can be no guarantee that we will receive authorizations we may seek in other states in the future.

In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements and obligations to contribute to state universal service and other funds. State public utility commissions also regulate, to varying degrees, the rates, terms and conditions upon which we and our competitors conduct retail business. In general, state regulation of incumbent local exchange carrier retail offerings is greater than the level of regulation applicable to competitive local exchange carriers. In a number of states, however, Verizon either has obtained or is actively seeking some level of increased pricing flexibility or deregulation, either through amendment of state law or through proceedings before state public utility commissions. Such increased pricing flexibility could have an adverse effect on our competitive position in those states because it could allow Verizon to reduce retail rates to customers while wholesale rates that we pay to it stay the same or increase. We cannot predict whether these efforts will materially affect our business.

We also are subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. State commissions have issued or proposed substantial fines against competitive local exchange carriers for slamming or cramming. The risk of financial damage, in the form of fines, penalties and legal fees and costs and to business reputation from slamming is significant. A slamming complaint before a state commission could generate substantial litigation expenses. In addition, state law enforcement authorities may use their consumer protection authority against us if we fail to meet applicable state law requirements.

States also retain the right to sanction a service provider or to revoke certification if a service provider violates relevant laws or regulations. If any regulatory agency were to conclude that we are or were providing intrastate services without the appropriate authority or otherwise in violation of law, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues, or refusal to grant regulatory authority necessary for the future provision of intrastate services. We may be subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that state commissions would grant us authority to complete any of these transactions, or that such authority would be granted on a timely basis.

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and/or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. State public utility commissions also regulate the rates incumbent local exchange carriers charge for interconnection, access to network elements, and resale of services by competitors. State public utility commissions may initiate cost cases to re-price unbundled network elements and to establish rates for wholesale services that are no longer required to be provided as unbundled network elements under the TRRO. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements or in other wholesale agreements with incumbent local exchange carriers. We cannot predict the outcome of these proceedings. The pricing, terms and conditions under which the incumbent local exchange carriers in each of the states in which we currently operate offers such services may preclude or reduce our ability to offer a competitively viable and profitable product within these and other states on a going forward basis.

State regulators establish and enforce wholesale service quality standards that Regional Bell Operating Companies must meet in providing network elements to competitive local exchange carriers like us. These plans sometimes require payments from the incumbent local exchange carriers to the competitive local exchange carriers if quality standards are not met. Verizon is asking various state commissions where we operate to modify the state wholesale quality plans in ways that would reduce or eliminate certain wholesale quality standards. Changes in performance standards could result in reduced payments and a diminution of the service quality we receive. We cannot predict how state commissions will respond to such requests, nor the ultimate impact of such decisions on our business, financial condition or results of operations.

Local Regulation

In some municipalities where we have installed facilities, we are required to pay license or franchise fees based on a percentage of our revenues generated from within the municipal boundaries. We cannot guarantee that fees will remain at their current levels following the expiration of existing franchises or that other local jurisdictions will not impose similar fees.

Regulation of VoIP

Federal and State

The use of the public Internet and private Internet protocol networks to provide voice communications services, including VoIP, has been largely unregulated within the United States. To date, the FCC has not imposed regulatory surcharges or most forms of traditional common carrier regulation upon providers of Internet communications services, although it has recently ruled that VoIP providers must contribute to the USF. The FCC has also imposed obligations on providers of two-way interconnected VoIP services to provide E911 service, and it has extended CALEA obligations to such VoIP providers. The FCC has also imposed on VoIP providers the obligation to “port” customers’ telephone numbers when customers switch carriers and desire to retain their numbers. As a provider of interconnected VoIP services, we will bear costs as a result of these various mandates.

On February 12, 2004, the FCC adopted an NPRM to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this proceeding the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when, or if, the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services, rendering VoIP calls subject to the access charge regime that permits local telephone companies to charge long distance carriers for the use of the local telephone networks to originate and terminate long-distance calls, generally on a per minute basis. The FCC’s pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

On October 23, 2007, Feature Group IP, a provider of VoIP, petitioned the FCC to either rule that access charges do not apply to VoIP service or to forbear from applying access charges to VoIP service. We cannot predict the outcome of this proceeding or its impact on our business or operations.

The FCC is also considering several petitions filed by individual companies concerning the regulatory rights and obligations of providers of IP-based voice services, and networks that handle IP-based voice traffic or that exchange that traffic with operators of Public Switched Telephone Network, or PSTN, facilities We cannot predict the outcome of any of these petitions and regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.

In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state public utility commissions, has jurisdiction to decide the regulatory status of IP-enabled services, including VoIP. On November 12, 2004, in response to a request by Vonage Holdings Corp., or Vonage, a VoIP services provider, the FCC issued an order preempting traditional telephone company regulation of VoIP service by the Minnesota public utility commission, finding that the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In April 2004, the FCC issued an order concluding that, under current rules, AT&T’s phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. This decision, however, is limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end-users due to the provider’s use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-enabled services or intercarrier compensation rulemaking proceedings.

Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, and licensing, may be subject to federal or state regulation. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from Regional Bell Operating Companies or other communications companies could increase our costs of providing service.

Other Domestic Regulation

We are subject to a variety of federal, state, local, and foreign environmental, safety and health laws, and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites it owns or operates or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate numerous sites in connection with our operations. We are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on our business, financial condition or results of operations. Although we monitor our compliance with environmental, safety and health laws and regulations, we cannot give assurances that it has been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions by federal, state and local governmental authorities if we fail to obtain required permits or violate applicable laws and regulations.

Item 1A.	Risk Factors

Our business faces many risks. Accordingly, prospective investors and shareholders should carefully consider the risks and uncertainties described below and the other information in this report, including the consolidated financial statements and notes to consolidated financial statements. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations would likely suffer. Additional risks and uncertainties not presently known to us or that are not currently believed to be important to you also may adversely affect our company.

We have a history of operating losses and we may not be profitable in the future.

We have experienced significant operating losses. We recorded operating losses of $21.5 million in 2005, $17.2 million in 2006 and $32.1 million for the year ended December 31, 2007. During the same periods, we also recorded net losses of $38.9 million, $41.5 million and $65.5 million, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will grow or that our profitability will improve such that we will achieve profitability in the future.

Our substantial indebtedness may restrict our operating flexibility, could adversely affect our financial health and could prevent us from fulfilling our financial obligations.

As of December 31, 2007, we had $314 million of total outstanding indebtedness. Our indebtedness could significantly affect our financial health and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:

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

We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the notes and the credit agreement governing our credit facility will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the indenture governing the notes and the credit agreement governing our credit facility will not prevent us from incurring obligations that do not constitute indebtedness. See the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including our possible inability to service our debt, would increase.

If the incumbent local exchange carriers with which we have interconnection agreements engage in anticompetitive practices or we experience difficulties in working with the incumbent local exchange carriers, our ability to offer services on a timely and cost-effective basis will be materially and adversely affected.

Our business depends on our ability to interconnect with incumbent local exchange carrier networks and to lease from them certain essential network elements. We obtain access to these network elements and services under terms established in interconnection agreements that we have entered into with incumbent local exchange carriers. Like many competitive communications services providers, from time to time, we have experienced difficulties in working with incumbent local exchange carriers with respect to obtaining information about network facilities, ordering and maintaining network elements and services, interconnecting with incumbent local exchange carrier networks and settling financial disputes. These difficulties can impair our ability to provide local service to customers on a timely and competitive basis. If an incumbent local exchange carrier refuses to cooperate or otherwise fails to support our business needs for any other reason, including labor shortages, work stoppages, cost-cutting initiatives or disruption caused by mergers, other organizational changes or terrorist attacks, our ability to offer services on a timely and cost-effective basis will be materially and adversely affected.

Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.

Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms, and the time and expense involved in negotiating interconnection agreements and amendments, can be adversely affected by ongoing legal and regulatory activity. All of our interconnection agreements provide either that a party is entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in law resulting from ongoing legal and regulatory activity, or that a change of law is immediately effective in the agreement and set out a dispute resolution process if the parties do not agree upon the change of law. The initial terms of all of our interconnection agreements with incumbent local exchange carriers have expired; however, each of our agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. If we were to receive a termination notice from an incumbent local exchange carrier, we may be able to negotiate a new agreement or initiate an arbitration proceeding at the relevant state commission before the agreement expired. In addition, the Telecommunications Act of 1996, or the Telecommunications Act, gives us the right to opt into interconnection agreements, which have been entered into by other carriers, provided the agreement is still in effect and provided that we adopt the entire agreement. We are in the process of renegotiating the terms of our New York interconnection agreements with Verizon. We cannot assure you that we will be able to successfully renegotiate these agreements or any other interconnection agreement on terms favorable to us.

As noted above, we have entered into commercial agreements with Verizon to purchase a substitute product called Verizon Wholesale Advantage Service at unbundled network platform rates subject to a surcharge that increases over time and have converted substantially all of our unbundled network platform lines to this new product. Our commercial agreements with Verizon have limited terms that expire in 2008 and 2010 and are subject to earlier termination in certain circumstances, including assertion thereover of jurisdiction by a regulatory authority. If our commercial agreements with Verizon were to be terminated, we would be required to convert all of the lines thereunder to resale, which would likely be substantially less favorable to us. We cannot assure you that our commercial agreements with Verizon will be renewed at the end of their terms or that they will not be terminated before the end of their terms.

In the states of Vermont, New Hampshire and Maine, we will need to negotiate new agreements, both interconnection and commercial, with Fairpoint following its acquisition of Verizon’s network assets in these states.

We have recently entered into amendments of our various interconnection and commercial agreements with Verizon which provide for assurance of timely payment. Under these amendments, we could be compelled to provide letters of credit in an amount of up to two months anticipated billings if in any two months of a consecutive 12 month period, we fail to pay when due undisputed amounts that in total exceed 5% of the total amount invoiced by Verizon during the month and fail to cure such nonpayment within five business days of Verizon’s written notice of nonpayment. The provision of such letters of credit could adversely impact our liquidity position.

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

We are also currently involved in a variety of disputes with vendors relating to billings of approximately $30.7 million as of December 31, 2007 (which amount includes approximately $4 million of the $36 million in dispute with Verizon). For more information, see the risk factor entitled “— Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.”

Difficulties we may experience with incumbent local exchange carriers, interexchange carriers, and wholesale customers over payment issues may harm our financial performance.

We have at times experienced difficulties collecting amounts due to us for services that we provide to incumbent local exchange carriers and interexchange carriers. These balances due to us can be material. We generally have been able to reach mutually acceptable settlements to collect overdue and disputed payments, but we cannot assure you that we will be able to do so in the future.

Our interconnection agreements allow incumbent local exchange carriers to decrease order processing, disconnect customers and increase our security deposit obligations for delinquent payments. If an incumbent local exchange carrier makes an enforceable demand for an increased security deposit, we could have less cash available for other expenses. If an incumbent local exchange carrier were to cease order processing or disconnect customers our business and operations would be materially and adversely affected.

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

We periodically have disagreements with incumbent local exchange carriers and interexchange carriers regarding the interpretation and application of laws, rules, regulations, tariffs and agreements. Adverse resolution of these disagreements may impact our revenues and our costs of service, both prospectively and retroactively. For example, we and often other competitive local exchange carriers believe that (i) incumbent local exchange carrier tandem transit charges are not applicable to traffic terminated to wireless carriers because Verizon tariffs in key states do not provide for such application, (ii) dedicated port charges are not chargeable to competitive local exchange carriers because such charges are associated with switched access services and incumbent local exchange carriers do not provide such services to competitive local exchange carriers and competitive local exchange carriers do not purchase such services from incumbent local exchange carriers, (iii) the level of access charges due to local exchange carriers or payable by interexchange carriers and the amounts chargeable for network services or facilities may be in different instances either understated or overstated, (iv) switched access charges do not apply to VoIP traffic because VoIP services are not telecommunications services and (v) VoIP providers, as providers of information services, are deemed end-users for purposes of the FCC’s access charge regime. Certain local exchange carriers and interexchange carriers may disagree with the interpretations we and other competitive local exchange carriers hold. Some of the disagreements, such as those involving tandem transit and dedicated port charges, can be quantified and are included among our outstanding billing disputes with Verizon and other carriers, (see “Risk Factors — Risks Related to Our Industry and Business — Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money and could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness),while others, such as those involving VoIP services and access charges, cannot be quantified because their resolution will depend upon public policy determinations not yet made by the FCC. If one or more of such disagreements were resolved through litigation or arbitration against us, such adverse resolution could have a material adverse effect on our business, results of operations and financial condition.

Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.

We are currently involved in a variety of disputes with vendors relating to billings of approximately $30.7 million as of December 31, 2007 (approximately $4 million of which relates to our $36 million dispute with Verizon). When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or incorrect tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. These problems are exacerbated because vendors periodically bill for services months or years after the services are provided. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

The communications market in which we operate is highly competitive, and we may not be able to compete effectively against companies that have significantly greater resources than we do, which could cause us to lose customers and impede our ability to attract new customers.

The communications industry is highly competitive and is affected by the introduction of new services and systems by, and the market activities of, major industry participants. We have not achieved, and do not expect to achieve, a major share of the local access lines for any of the communications services we offer. In each of our markets we compete with the incumbent local exchange carrier serving that area. Large competitors have the following advantages over us:

•	long-standing relationships and strong reputation with customers;

•	financial, technical, marketing, personnel and other resources substantially greater than ours;

•	more funds to deploy communications services and systems that compete with ours;

•	the potential to subsidize competitive services with revenue from a variety of businesses;

•	anticipated increased pricing flexibility and relaxed regulatory oversight;

•	larger networks; and

•	benefits from existing regulations that favor the incumbent local exchange carriers.

We also face, and expect to continue to face, competition from other current and potential market entrants, such as other competitive local exchange carriers cable television companies, wireless service providers and electric utility companies. While many competitive local exchange carriers have always targeted small and medium sized enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are doing so at rates lower than we generally offer. We are also increasingly subject to competition from providers using VoIP over the public Internet or private networks. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay. In addition, the development of new technologies could give rise to significant new competitors in the local market.

In the long distance communications market, we face competition from the incumbent local exchange carriers, large and small interexchange carriers, wireless carriers and IP-based service providers. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future as a result of increased competition. If this trend continues, we anticipate that revenues from our network services and other service offerings will likely be subject to significant price pressure.

Continued industry consolidation could further strengthen our competitors, and could adversely affect our prospects.

Consolidation in the telecommunications industry is occurring at a rapid pace. In addition to the combinations of Verizon and MCI and SBC, AT&T Inc., or AT&T, and BellSouth, numerous competitive local exchange carrier combinations have occurred, including several which directly impact our markets such as Paetec/US LEC, Cavalier/Talk America and Choice One/CTC/Conversent. This consolidation strengthens our competitors and poses increased competitive challenges for us. The incumbent local exchange carrier/interexchange carrier combinations not only provide the incumbent local exchange carriers with national and international networks, but eliminate the two most effective and well financed opponents of the incumbent local exchange carriers in federal and state legislative and regulatory forums and potentially reduce the availability of non-incumbent local exchange carrier network facilities. The competitive local exchange carrier combinations will provide direct competitors with greater financial, network and marketing assets.

Verizon has agreed to sell to Fairpoint Communications certain network assets in Vermont, New Hampshire and Maine. If this transaction is consummated, we will need to negotiate new agreements and implement new operational interfaces with Fairpoint in these markets. There is no assurance that we will be able to successfully negotiate such agreements or implement such interfaces with Fairpoint.

Providers of VoIP service have been the target of recent intellectual property infringement litigation that may materially and adversely affect our ability and/or the ability of other providers to continue to sell or provide VoIP service.

Certain providers of VoIP service have been and may in the future continue to be the target of intellectual property infringement litigation with respect to their provision of VoIP service. Some of these actions have been resolved in a manner adverse to the VoIP providers. Vonage America, Inc., for example, has been found to have violated certain patents held by Verizon and Sprint Nextel in providing its VoIP service. Other actions have been brought against competitive local exchange carriers and cable television providers of VoIP. These and similar actions may materially and adversely affect our ability and/or the ability of other providers to continue to sell or provide VoIP service. While we have no reason to believe that our provision of VoIP service infringes any third party intellectual property, if it were to be so found, our business could be adversely impacted. It can also be adversely impacted if any of our wholesale customers that are providing VoIP service were to be unable to continue to provide such service as a result of infringement of intellectual property held by others.

The indenture governing the notes and the credit agreement governing our credit facility contain restrictive and operating covenants that limit our operating flexibility, and we may obtain a credit facility in the future that may include similar or additional restrictions.

The indenture and credit agreement contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. As of December 31, 2007, we will require approximately $170.6 million in cash to service the interest due on our notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all.

Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition.

Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing that a statutory provision or a regulation is unnecessary to ensure that rates and practices remain just, reasonable and non-discriminatory and to otherwise protect consumers and that forbearance is generally in the public interest and would promote competition. Pursuant to Section 10, the FCC has effectively deregulated Verizon’s provision of certain broadband services provided to enterprise customers and has more recently extended similar relief to other incumbent local exchange carriers, including AT&T, Embarq Corporation and Citizens Communication Company. Exercising its forbearance authority, the FCC has also relieved certain incumbent local exchange carriers in certain markets of their obligation to provide other competitive local exchange carriers, or competitive local exchange carriers, with unbundled access to network elements at rates mandated by state regulatory commissions. Although we do not provide service in any of the impacted markets and hence are not directly effected by these latter rulings, Verizon has petitioned for comparable relief throughout the State of Rhode Island. We cannot predict the outcome of pending or future forbearance proceedings or the effect that these proceeding may have on our business or operations.

FCC rules currently allow Verizon and other incumbent local exchange carriers to unilaterally retire copper loop facilities that provide the “last mile” connection to certain customers with limited regulatory oversight. Verizon has filed nearly 100 notices of copper plant retirement with the FCC. While we, in conjunction with other competitive local exchange carriers, have petitioned the FCC to strengthen the rules governing copper plant retirement, there are no assurances that we will be successful in this effort. Because it would limit the availability of facilities necessary to provide certain services to our customers, wide scale retirement of copper loops by Verizon could have an adverse impact on our business and operations.

A discussion of legal and regulatory developments is included in the section entitled “Regulation.”

We are subject to substantial government regulation that may restrict our ability to provide local services and may increase the costs we incur to provide these services.

We are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, the FCC exercises jurisdiction over us with respect to interstate and international services. We must comply with various federal regulations, such as the duty to contribute to universal service fund and other subsidies. If we fail to comply with federal reporting and regulatory requirements, we may incur fines or other penalties, including loss of our authority to provide services.

The FCC’s Triennial Review Order, subsequent Triennial Review Remand Order and related decisions have reduced our ability to access certain elements of incumbent local exchange carrier telecommunications platforms in several ways that have affected our operations. First, we no longer have the right to require incumbent local exchange carriers to sell us unbundled network platforms. Because of this, we entered into commercial agreements with Verizon to purchase a substitute product called Verizon Wholesale Advantage Service at unbundled network platform rates subject to a surcharge that increases over time and have converted to this new product all of our unbundled network platform lines that were not migrated to our network. We are required under certain of our commercial agreements with Verizon to maintain certain volumes of loops on a “take-or-pay” basis. Our commercial agreements with Verizon have limited terms that expire in 2008 and 2010, but are subject to earlier termination in certain circumstances, including upon assertion thereover of jurisdiction by a regulatory authority. Termination of our Verizon commercial agreements would result in a substantial increase in our cost of service. Second, in certain central offices, we no longer have the right to require incumbent local exchange carriers to sell to us as unbundled network elements, or have limited access rights to unbundled network element high capacity circuits that connect our central switching office locations to customers’ premises. Third, we no longer have the right to require incumbent local exchange carriers to sell to us unbundled network element transport between our switches and incumbent local exchange carrier switches. Fourth, we have only limited or no access to unbundled network element DS1 or DS3 transport on certain interoffice routes. Petitions currently pending before the FCC could, if granted, further reduce our access to unbundled network element loops and transport. In these instances where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the incumbent local exchange carrier as special access, which increases our costs. Finally, our access to certain broadband elements of the incumbent local exchange carrier network has been limited or eliminated in certain circumstances.

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

A discussion of legal and regulatory developments is included in the section entitled “Regulation.”

The communications industry faces significant regulatory uncertainties and the adverse resolution of these uncertainties could harm our business, results of operations and financial condition.

If current or future regulations change, we cannot assure you that the FCC or state regulators will grant us any required regulatory authorization or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. The Telecommunications Act remains subject to judicial review and ongoing proceedings before the FCC and state regulators, including proceedings relating to interconnection pricing, access to and pricing for unbundled network elements and special access services and other issues that could result in significant changes to our business and business conditions in the communications industry generally. Recent decisions by the FCC have eliminated or reduced our access to certain elements of incumbent local exchange carrier telecommunications platforms that we use to serve our customers and increased the rates that we pay for such elements. Other proceedings are pending before the FCC that could potentially further limit our access to these network elements or further increase the rates we must pay for such elements. Likewise, proceedings before the FCC could impact the availability and price of special access facilities. Other proceedings before the FCC could result in an increase in the amount we pay to other carriers or a reduction in the revenues we derive from other carriers in, or retroactive liability for, access charges and reciprocal compensation. Still other proceedings before the FCC could result in increases in the cost of regulatory compliance. A number of states also have proceedings pending that could impact our access to and the rates we pay for network elements. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts, or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services or adversely impacted the revenues we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.

A discussion of legal and regulatory developments is included in the section entitled “Regulation.”

The effects of increased regulation of IP-based service providers are unknown.

While the FCC has to date generally subjected Internet service providers to less stringent regulatory oversight than traditional common carriers, it has recently imposed certain regulatory obligations on providers of Interconnected VoIP and/or facilities based broadband Internet access providers, including the obligations to contribute to the Universal Service Fund, to provide emergency 911 services and/or to comply with the Communications Assistance for Law Enforcement Act, or CALEA. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations on Internet service providers could have a material adverse effect on our business.

Declining prices for communications services could reduce our revenues and profitability.

We may fail to achieve acceptable profits due to pricing. Prices in telecommunication services have declined substantially in recent years, a trend which may continue. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors.

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

Certain real estate leases and agreements are important to our business and failure to maintain such leases and agreements could adversely affect us.

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

We maintain agreements which allow us to install equipment and utilize in-building wiring and, in some cases, optical fiber in more than 500 commercial buildings in metro New York and Washington, D.C. We owe past royalties, which could total approximately $1.0 million, on a number of these agreements; the terms of other agreements have expired. If we were to lose some or all of our “lit-building” agreements, our business could be adversely impacted.

System disruptions or the failure of our information systems to perform as expected could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services.

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

Disruptions caused by security breaches, terrorism or for other reasons, could harm our future operating results. The day-to-day operation of our business is highly dependent on our ability to protect our communications and information technology systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage or disrupt our service, damage our facilities, damage our reputation, and cause us to lose customers, among other things. A catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack in markets where we operate or a major earthquake, fire, or similar event that would affect our central offices, corporate headquarters, network operations center or network equipment.

We rely on complex information systems to support our business functions. If our systems, individually or collectively, fail or do not perform as expected, our ability to process and provision orders, to make timely payments to vendors and to ensure that we collect revenue owed to us would be adversely affected. Such failures could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services.

We depend on a limited number of third party service providers for long distance and other services, and if any of these providers were to experience significant interruptions in its business operations, or were to otherwise cease to provide such services to us, our ability to provide services to our customers could be materially and adversely affected.

We depend on a limited number of third party service providers for long distance, data and other services. If any of these third party providers were to experience significant interruptions in their business operations, terminate their agreements with us or fail to perform the services or meet the standards of quality required under the terms of our agreements with them, our ability to provide these services to our customers could be materially and adversely affected for a period of time that we cannot predict. If we have to migrate the provision of these services to an alternative provider, we cannot assure you that we would be able to timely locate alternative providers of such services, that we could migrate such services in a short period of time without significant customer disruption so as to avoid a material loss of customers or business, or that we could do so at economical rates.

The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technologies we use. We may fail to anticipate and keep up with such changes.

The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. If we fail to anticipate and keep up with such changes we could lose market share, which could reduce our revenue. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unanticipated upgrades or additional communications products that could be time consuming to integrate into our business and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even though we utilize new technologies, such as VoIP, we may not be able to implement them as effectively as other companies with more experience with those new technologies. In addition, while we have recently purchased and deployed new technology including VoIP softswitches, Ethernet in the First Mile and MPLS, or MPLS, core and edge routers, we may not be able to implement new technology as effectively as other companies with more experience with new technology.

Limits exist on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations.

When we acquire a company, we generally secure from the sellers indemnity protection against certain types of liabilities. Such indemnity protection is generally subject to a deductible and a cap, as well as a time limit. If undisclosed or unknown liabilities fall below the deductible or over the cap or such liabilities are not discovered until after the time limit, the indemnity will not protect us. Moreover, a seller may contest our indemnity claims or be unable to fund such claims. As a result we may be liable for liabilities of businesses we have acquired.

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

Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified new employees each year. The competition for qualified technical and sales personnel is intense in the telecommunications industry and in our markets. If we are unable to hire sufficient qualified personnel, our customers could experience inadequate customer service and delays in the installation and maintenance of access lines.

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

Failure to successfully and efficiently integrate InfoHighway into our operations may adversely affect our ability to realize the expected benefits of the merger.

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

If we are not able to successfully overcome these integration challenges, we may not achieve the benefits we expect from the InfoHighway merger.

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

If we acquire another business, we may face difficulties, including:

•	integrating that business’s personnel, services, products or technologies into our operations;

•	retaining key personnel of the acquired business;

•	failing to adequately identify or assess liabilities of that business;

•	failing to achieve the forecasts we used to determine the purchase price of that business; and

•	diverting our management’s attention from the normal daily operation of our business.

These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this report, we have no agreements to enter into any material acquisition transaction.

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

MCG, Baker, NEA and other significant investors control us, and their interests as equity holders may conflict with interests of noteholders.

MCG, Baker, NEA and other significant investors control us. Through their ownership of preferred stock and common stock, they are and will be able to cause, among other things, the election of a majority of the members of the board of directors and the approval of any action requiring the approval of our shareholders, including a public offering, merger or sale of assets or stock. These interests may conflict with the interests of noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders may conflict with your interest as a note holder. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to you as a holder of the notes. They may in the future own businesses that directly or indirectly compete with ours. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Pursuant to our charter, our significant stockholders have no duty to present corporate opportunities to us. If a corporate opportunity is presented to them or their affiliates, then such significant stockholder will have no liability to us for acting upon such opportunity without presenting it to us.

Complying with Section 404 of Sarbanes-Oxley may strain our resources and divert management.

We will be required under Section 404 of the Sarbanes-Oxley Act of 2002 and related rules and regulations, or Sarbanes-Oxley, to furnish a report by our management on the design and operating effectiveness of our internal controls over financial reporting with our annual report on Form 10-K for our fiscal year ending December 31, 2008. Sarbanes-Oxley will require us to perform system and process evaluation and testing of our internal controls over financial reporting to enable management and our independent auditors to report on the effectiveness of our internal controls. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. In addition, our compliance with Sarbanes-Oxley will require that we incur substantial accounting, legal and consulting expenses. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, or if we or our independent auditors identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, investors could lose confidence in the reliability of our consolidated financial statements, which could cause the market price of our stock to decline. We also could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Item 1B.	Unresolved Staff Comments

We are a non-accelerated filer. However, we note that we have received comments from the SEC in connection with our pending initial public offering.

Item 2.	Properties

Our corporate headquarters is located in Rye Brook, New York. We do not own any facilities. The table below lists our current material leased facilities.

		Approximate
Location	Lease Expiration	Square Footage

Offices:
King of Prussia, PA	January 2011	102,085
Rye Brook, NY	May 2016	57,293
Newark, NJ	April 2011	24,819
New York, NY	June 2009	24,375
New York, NY	April 2015	21,111
Long Island City, NY	September 2012	20,000
Quincy, MA	September 2013	14,637
Melville, NY	March 2011	13,152
Switches:
New York, NY	May 2012	38,500
Philadelphia, PA	September 2023	26,242
Long Island City, NY	July 2009	21,112
Charlestown, MA	April 2010	12,490
Philadelphia, PA	April 2008	10,000
Horsham, PA	November 2010	9,244
Syracuse, NY	October 2009	8,000
Philadelphia, PA	January 2013	6,558
Herndon, VA	June 2010	5,000

Item 3.	Legal Proceedings

We are not currently a party to any legal actions or proceedings other than certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. We believe that the ultimate outcome of the foregoing actions will not result in liability that would have a material adverse effect on our financial condition or results of operations. We are involved in certain billing and contractual disputes with our vendors. For more information regarding our contractual disputes with our vendors see the section entitled “Risk Factors — Risks Related to Our Industry and Business — Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money and could materially adversely affect our business”, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public market for our common stock or preferred stock. We have not paid dividends for the past two fiscal years and we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.

The following table lists the number of record holders by each class of stock as of March 11, 2008:

Holders of
Class of Equity Security	Record

Common stock A	207
Common stock B	36
Series A Preferred stock	1
Series A-1 Preferred stock	1
Series B Preferred stock	133
Series B-1 Preferred stock	90
Series C Preferred stock	36

Our Management Incentive Plan (the “MIP”), which we granted stock options and restricted stock to certain of our employees. Pursuant to the MIP, there are 52,332 shares of our Series C Preferred Stock and 1,308,297 shares of our non-voting Class B Common Stock reserved for issuance. In April 2007, grants of restricted stock representing 14,402 shares of Series C Preferred Stock and 360,050 shares of Class B Common Stock and grants of options to acquire 21,599 units comprised of 1 share of Series C Preferred Stock and 25 shares of Class B Common Stock were completed. Certain grants under the MIP were made in conjunction with securities simultaneously being repurchased from existing employees. As a condition and in conjunction with the MIP grants, all share-based awards and equity securities then outstanding and held by participants in the MIP, including 3,798 shares of Series A and Series B Preferred Stock and 94,962 shares of Class A Common Stock, were repurchased for cash consideration of $1.7 million and the issuance of certain securities under the plan. Options under the MIP were granted with an exercise price equal to the fair market value of a unit determined as of the date of the approval by the board of the individual grants. These transactions were exempt from registration pursuant to Sections 701 and 4(2) of the Securities Act.

On May 31, 2007, in connection with the InfoHighway merger, each share of capital stock of InfoHighway was converted into the right to receive either cash or cash and shares of our Series B-1 Preferred Stock, shares of our Class A Common Stock and warrants to purchase shares of our Series B-1 Preferred Stock and Class A Common Stock. A total of 22,755 shares of Series B-1 Preferred Stock, 568,888 shares of Class A Common Stock and warrants to purchase 16,976 shares of Series B-1 Preferred Stock and 424,408 shares of Class A Common Stock were issued to InfoHighway stockholders. The aggregate purchase price for the InfoHighway merger was $87.7 million (or $79.9 million, net of cash acquired), of which $56.6 million was the cash portion, $21.7 million was the value assigned to the equity securities including the warrants and $1.5 million was acquisition costs.

These transactions were exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act. For more information regarding the terms of our options and warrants, see the Notes to Consolidated Financial Statements included elsewhere in this report.

Item 6.	Selected Consolidated Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2005, 2006 and 2007 and as of December 31, 2006 and 2007 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2003 and 2004 and as of December 31, 2003, 2004 and 2005 have been derived from our audited consolidated financial statements not included elsewhere in this report. In connection with the Bridgecom merger on January 14, 2005, MCG, the sole owner of Bridgecom, became the largest owner of our capital stock, appointed the members of our board and our chief executive officer. In addition, many of our senior management roles were filled by members of Bridgecom’s senior management team. Accordingly, Bridgecom was deemed the accounting acquirer with Broadview becoming the surviving corporate entity. As a result, the financial data for the year ended December 31, 2003, the two months ended February 29, 2004 and the ten months ended December 31, 2004 reflect that of Bridgecom alone. The financial data for periods prior to February 29, 2004 are derived from the financial statements of Bridgecom prior to its acquisition by MCG (predecessor). The financial data for periods after March 1, 2004 are derived from the financial statements of Bridgecom after such merger. The financial data subsequent to January 14, 2005 include Bridgecom and the acquired business of Broadview. The financial data for the year ended December 31, 2005 include 12 months of financial data for Bridgecom and 11 1/2 months of financial data for the acquired business of Broadview. The financial data for the year ended December 31, 2006 include 12 months of financial data for Broadview and three months of financial data for ATX. The financial data for the year ended December 31, 2007 include 12 months of financial data for Broadview and 9 months of financial data for InfoHighway.

The following financial information is qualified by reference to and should be read in conjunction with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report. All dollar amounts are in thousands, except per share data. For more information regarding securities authorized for issuance under equity compensation plans, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

	Predecessor			Successor
		Two Months	Ten Months
	Year Ended	Ended	Ended
	December 31,	February 29,	December 31,	Year Ended December 31,
	2003	2004	2004	2005	2006	2007

Statement of operations data:
Revenues	$85,433	$13,631	$72,826	$240,396	$272,653	$451,159
Operating expenses:
Cost of revenues(1)	43,706	7,081	36,105	115,214	130,841	234,166
Sales, general and administrative(2)	27,192	5,363	30,523	94,138	105,986	166,322
Software development	—	—	—	2,301	1,819	2,293
Depreciation and amortization	847	284	8,554	45,756	49,781	75,980
Impairment charges	—	—	—	—	—	4,000
Merger integration costs	1,025	10	2,834	4,531	1,430	500

Total operating expenses	72,770	12,738	78,016	261,940	289,857	483,261

Income (loss) from operations	12,663	893	(5,190)	(21,544)	(17,204)	(32,102)
Other income (expense)	(715)	(1,001)	(4,523)	—	21	240
Interest expense	(3,003)	(704)	(3,399)	(17,842)	(25,463)	(34,390)
Interest income	168	29	31	458	1,395	1,489

Income (loss) before provision for income taxes	9,113	(783)	(13,081)	(38,928)	(41,251)	(64,763)
Provision (benefit) for income taxes	2,397	2	3,802	—	262	726

Net income (loss)	6,716	(785)	(16,883)	(38,928)	(41,513)	(65,489)

	Predecessor			Successor
		Two Months	Ten Months
	Year Ended	Ended	Ended
	December 31,	February 29,	December 31,	Year Ended December 31,
	2003	2004	2004	2005	2006	2007

Dividends on preferred stock	—	—	—	(22,002)	(32,996)	(55,031)
Modification of preferred stock	—	—	—	—	—	(95,622)

Income (loss) available to common shareholders	$6,716	$(785)	$(16,883)	$(60,930)	$(74,509)	$(216,142)

Income (loss) available per common share — basic and diluted			$(7.74)	$(9.54)	$(10.07)	$(23.09)
Weighted average common shares outstanding — basic and diluted			2,181,437	6,385,863	7,396,610	9,359,132
Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$4,457	$(652)	$(1,735)	$8,151	$13,296	$(2,671)
Investing activities	(3,454)	(1,038)	(40,336)	(20,731)	(115,568)	(88,824)
Financing activities	(1,207)	784	36,654	25,407	129,471	89,541

	Predecessor	Successor
	As of December 31,
	2003	2004	2005	2006	2007

Balance sheet data:
Cash and cash equivalents	$10,249	$3,926	$16,753	$43,952	$41,998
Property and equipment, net	5,525	9,086	39,547	61,395	77,373
Goodwill	5,435	8,379	27,964	69,632	96,154
Total assets	36,399	67,366	197,113	318,325	381,798
Total debt, including current portion	22,519	23,875	147,204	217,769	313,990
Total stockholders’ equity (deficiency)	2,725	19,707	(12,572)	20,470	(22,715)

(1)	Exclusive of depreciation and amortization.

(2)	Includes share-based compensation of $308, $673, $754 and $2,552 for the ten months ended December 31, 2004 and for the years ended December 31, 2005, 2006 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors”.

Overview

We are a leading competitive communications provider, in terms of revenue, offering voice and data communications and managed network solutions to small and medium sized business customers in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. To meet the demands of communications-intensive business customers, we offer dedicated local and long distance voice, high-speed data and integrated services, as well as value-added products and services such as managed services. Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core and extending to the edge, to support dynamic growth of VoIP, MPLS and other next generation technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling us to provide T-1 equivalent and high-speed Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins while also enhancing capacity and speed of certain service offerings.

The company, doing business as Broadview Networks since its acquisition in 2005, was founded in 1996 as Bridgecom International, Inc. to take advantage of the competitive opportunities in the local exchange communications market created by the Telecommunications Act of 1996 (“the Telecommunications Act”). Since then, management has responded to market and regulatory changes by strategically deploying facilities and merging with or acquiring companies with the necessary footprint, facilities and customer base to sustain and organically grow our business. We merged with Broadview Networks on January 14, 2005 to transfer our small and medium enterprise customers clustered in the New York metropolitan area to our own switches, gaining improved margins, more control over service delivery, and more comprehensive customer care.

On May 31, 2007, we acquired InfoHighway. InfoHighway delivers voice and data services, as well as hosted and managed communications solutions, to business customers in the Northeastern United States. InfoHighway’s network-based solutions include a wide range of hosted private branch exchange converged services based on Voice over Internet Protocol technology and high-bandwidth Internet access products. InfoHighway has large concentrations of customers in the New York metropolitan market, including Northern New Jersey. In addition, InfoHighway’s approximately 500 lit buildings in the New York and Washington D.C. metro areas allow us access to customers over a cost-effective shared infrastructure. The acquisition of InfoHighway has resulted in greater business density and network utilization, which we expect will support margin expansion.

On September 29, 2006, we acquired ATX, which has provided us with broader opportunities in our existing markets and access to new markets and larger business customers. ATX delivers voice and data services, as well as hosted and managed communications solutions, to business customers throughout the Mid-Atlantic, including Southeastern Pennsylvania, with a concentration in the Philadelphia metro market. We believe this market, combined with Broadview’s and InfoHighway’s existing market strength in the New York metro area, makes us one of the market leaders in the Northeast and Mid-Atlantic corridor. The ATX acquisition as well as InfoHighway’s presence also enabled us to extend our geographic footprint within the Mid-Atlantic region and to serve additional cities such as Baltimore and Washington, D.C. ATX’s advanced data and managed service offerings enhanced our suite of products and services. In addition, ATX’s ability to provide high-capacity voice and data services to business customers complements our focus on providing integrated T-1 based services to new and existing customers.

We have experienced significant operating losses, both prior to and following the ATX and InfoHighway acquisitions. In addition, ATX and InfoHighway each experienced significant operating losses prior to the respective acquisitions. We recorded operating losses of $21.5 million in 2005, $17.2 million in 2006 and $32.1 million for the year ended December 31, 2007. During the same periods, we also recorded net losses of $38.9 million, $41.5 million and $65.5 million, respectively. We expect to continue to have losses for the foreseeable future, although we anticipate that the synergies we have identified through the combination of the three entities, if effectuated, may offer some areas of increasing operating efficiencies leading to potentially more profitable net results.

We are essentially complete with the integration of ATX and are actively engaged in the process of integrating InfoHighway into our operations. These transactions have resulted in greater business and network utilization to support margin expansion. With the addition of ATX and InfoHighway, we have identified certain expenses that have been eliminated or will be eliminated over the course of the integration periods. The expenses during the year ended December 31, 2007 that were incurred by us or the entities we acquired that have been eliminated or identified for elimination include approximately $4.2 million of costs related to cost of revenue items, approximately $11.7 million of costs related to headcount and approximately $2.0 million of costs related to selling, general and administrative (“SG&A”) items. These amounts are related to both the InfoHighway merger and the ATX acquisition. The expenses that have been eliminated or are expected to be eliminated include cost of revenue savings from service platform optimization, payroll and benefits for employees affected by job eliminations, expenses for a facility that will be affected by the consolidation of ATX, InfoHighway and Broadview back office operations and other SG&A savings achieved by eliminating duplicate functions and activities at the three entities. We believe that the financial, geographic and customer scale obtained through these business combinations enables us to pursue next generation services to deliver to our customers while rationalizing our back office and cost structure to further support margin improvement and cash flow generation. In addition, the achievement of synergies, market share and customer density within our target markets will help offset contraction of our legacy businesses. The final increase in our primary commercial agreement that provides for replacement UNE-P services went into effect first quarter 2008 and will result in an annual increase of cost of approximately $3.5 million.

As of December 31, 2007, we have approximately 280 sales, sales management and sales support employees, including approximately 150 direct quota-bearing sales representatives, who target small and medium sized business customers requiring four to 500 lines physically located within the footprint of our switching centers and our 246 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Since the fourth quarter of 2005, and prior to the effects of our two acquisitions, we have experienced a greater than 50% increase in revenue from T-1 based products. Combined data service revenue generated by Broadview, ATX and InfoHighway, including T-1/T-3, DSL, integrated T-1 and managed service revenue grew by approximately 182% from 2006 to 2007. Data service revenue currently comprises approximately 18% of our total retail revenue base, with typical gross profit margins of 60-70%.

Our facilities-based network encompasses approximately 2,700 route miles of metro and long-haul fiber, 246 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as POTS , and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of December 31, 2007, approximately two-thirds of our total lines were provisioned on-net.

We measure our operational performance using a variety of indicators including: (i) revenue; (ii) the percentage of our revenue that comes from customers that we serve on-net; (iii) gross margin; (iv) operating expenses as a percentage of revenue; (v) EBITDA margin; (vi) free cash flow; (vii) revenue per customer; and (vii) customer and revenue retention. We also monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Year Ended December 31,
	2005	2006	2007

Consolidated Statement of Operations Data:
Revenues:
Retail end customer voice and data services	88.2%	88.5%	89.7%
Wholesale customer voice and data services	5.1	4.6	2.8
Access	6.0	5.5	5.6

Network services	99.3	98.6	98.1
Other	0.7	1.4	1.9

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Network services	47.6%	47.2%	51.2%
Other cost of revenues	0.3	0.8	0.7
Selling, general and administrative	39.2	38.8	36.9
Software development	1.0	0.7	0.5
Depreciation and amortization	19.0	18.3	16.8
Impairment charges	0.0	0.0	0.9
Merger integration costs	1.9	0.5	0.1

Total operating expenses	109.0	106.3	107.1
Loss from operations	(9.0)	(6.3)	(7.1)

Other income (expense)	0.0	0.0	0.1
Interest expense	(7.4)	(9.3)	(7.6)
Interest income	0.2	0.5	0.3

Loss before income taxes	(16.2)	(15.1)	(14.3)

Provision for income taxes	0.0	0.1	0.2

Net loss	(16.2)%	(15.2)%	(14.5)%

Key Components of Results of Operations

Revenues

Our revenues, as detailed in the table above, consist of network services revenues, which consists primarily of voice and data managed and hosted services, wholesale services and access services. Voice and data services consists of local dial tone, long distance and data services, as well as managed and hosted services. Wholesale services consist of voice and data services, data collocation services and transport services. Carrier access and reciprocal compensation revenue consists primarily of usage charges that we bill to other carriers to originate and terminate their calls to and from our customers. Network services revenues represents a predominantly recurring revenue stream linked to our resale and wholesale customers.

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

We generate approximately 90% of our revenues from retail end customer voice and data products and services. Revenue from end customer data includes T-1/T-3, integrated T-1 data and other managed services trending to an increasing percentage of our overall revenue even as voice revenues, predominately POTS and long distance services, remain the core of our revenue base. Data cabling, service installation and wiring and phone systems sales and installation also form a small but growing portion of our overall business. We continue to focus on data, managed and hosted services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

Cost of Revenues (exclusive of depreciation and amortization)

Our network services cost of revenues consist primarily of the cost of operating our network facilities. Determining our cost of revenues requires significant estimates. The network components for our facilities-based business include the cost of:

•	leasing local loops and digital T-1 lines which connect our customers to our network;

•	leasing high capacity digital lines that connect our switching equipment to our collocations;

•	leasing high capacity digital lines that interconnect our network with the incumbent local exchange carriers;

•	leasing space, power and terminal connections in the incumbent local exchange carrier central offices for collocating our equipment;

•	signaling system network connectivity; and

•	Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.

The costs to obtain local loops, digital T-1 lines and high capacity digital interoffice transport facilities from the incumbent local exchange carriers vary by carrier and by state and are regulated under federal and state laws. Although rate freezes required as a condition of FCC approval of the Verizon-MCI merger have recently expired, we do not anticipate any significant changes in Verizon local loop, digital T-1 line or high capacity digital interoffice transport facility rates in the near future. Except for our lit buildings, in virtually all areas, we obtain local loops, T-1 lines and interoffice transport capacity from the incumbent local exchange carriers. We obtain interoffice facilities from carriers other than the incumbent local exchange carriers, where possible, in order to lower costs and improve network redundancy; however, in most cases, the incumbent local exchange carriers are our only source for local loops and T-1 lines.

Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. Rates are subject to a surcharge that increased by a predetermined amount on each of the first and second anniversaries of the agreement term and will increase by an amount prescribed by contract on the third anniversary of the agreement term. The commercial agreements require certain minimum purchase obligations, which we have met in each of the years ended December 31, 2005, 2006 and 2007.

Our network services cost of revenues also includes the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of the agreements contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.

Selling, General and Administrative

SG&A is comprised primarily of salaries and related expenses, non-cash compensation, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services and insurance expenses.

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

As of December 31, 2007, we did not incur any external costs related to our approaching responsibility to comply with Section 404 of Sarbanes-Oxley for publicly reporting companies. During February 2008, we engaged a third party unrelated to our independent registered public accounting firm to help facilitate our compliance with Section 404 for the year ended December 31, 2008. The costs we incur during 2008 to become compliant with Section 404 will be a direct increase to our general and administrative expenses.

In 2008, the ad hoc compensation committee of the board of directors approved a discretionary $3 million bonus pool that will be allocated among our named executive officers and certain other key employees. The bonus was accrued for in the fourth quarter of 2007. This pool was established to reward these individuals for their efforts in connection with the integration of ATX and InfoHighway as well as the continued progress with respect to various operating metrics. As of the date of this report, the portion of the pool that will be allocated to each of our named executive officers as their 2007 annual bonuses has not been determined. We expect such amounts to be determined in April 2008 and will file a Form 8-K promptly after this information is determined.

Depreciation and Amortization

Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, back-office systems, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with the MCG acquisition of Bridgecom, the Bridgecom merger, the ATX acquisition, the InfoHighway acquisition and software development costs. All internal costs directly related to the future development of our integrated OSS, including salaries of certain employees, are capitalized and depreciated over their useful lives. Capitalized third-party customer installation costs are amortized over the approximate average life of a customer.

The following table provides a breakdown of components of our statements of operations for the years ended December 31, 2005, 2006 and 2007:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Statements of Operations Data:
Revenues:
Network services	$238,798	$268,892	$442,530
Other	1,598	3,761	8,629

Total revenues	240,396	272,653	451,159

Cost of revenues:
Network services	114,466	128,794	230,865
Other	748	2,047	3,301

Total cost of revenues	115,214	130,841	234,166

Gross profit:
Network services	124,332	140,098	211,665
Other	850	1,714	5,328

Total gross profit	$125,182	$141,812	$216,993

Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2005, 2006 and 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues for the year ended December 31, 2006 and 2007 were as follows:

	Year Ended December 31,
	2006	2007	% Change
	(Unaudited)
	(In thousands)

Revenues:
Voice and data services	$241,258	$404,485	67.7%
Wholesale	12,606	12,693	0.7
Access	15,028	25,352	68.7

Total network services	268,892	442,530	64.6
Other	3,761	8,629	129.4

Total revenues	$272,653	$451,159	65.5%

Voice and data services, representing 89.7% of our business for 2007 and 88.5% for 2006, increased 67.7% from the same period in 2006, with $159.5 million of the increase due to the addition of ATX in September 2006 and InfoHighway in May 2007. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. Our wholesale revenue, representing 2.8% of our business for 2007 and 4.6% from 2006, decreased primarily due to the elimination of revenues previously derived from ATX and InfoHighway before their acquisitions. The carrier access revenues, representing 5.6% of our 2007 revenue and 5.5% of our 2006 revenue, increased in dollars primarily due to the inclusion of $11.3 million in carrier access terminations through the acquisition of ATX and

InfoHighway. The increase in other revenue, which represented 1.9% of our 2007 revenue and 1.4% of our 2006 revenue, is due primarily to the increased number of phone equipment sold to customers resulting from the inclusion of the operating division that was acquired in the InfoHighway transaction.

Cost of Revenues (exclusive of depreciation and amortization)

Total cost of revenues was $234.2 million for the year ended December 31, 2007, an increase of 79.1% from $130.8 million for 2006. The increase is primarily attributable to the increase in revenues from the addition of ATX in September 2006 and InfoHighway in May 2007, totaling $93.3 million in the aggregate, net of costs eliminated as part of the integration process.

Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $199.8 million, or 85.3% of our total costs in 2007 and $109.2 million, or 83.5% in 2006. The primary drivers include costs related to our wholesale advantage contract with Verizon (formerly UNE-P) and UNE-L costs, which accounted for 19.5% and 34.4% of our total costs of sales, respectively, in 2007 and 24.4% and 35.5%, respectively, in 2006 as we effectively migrated lines to lower cost platforms. Total cost incurred in the operation of our network other than UNE-P and UNE-L costs increased to $34.4 million, or 14.7% of our total costs of revenues in 2007 from $19.9 million, or 15.2%, in 2006.

Our cost of revenues increased from 47.2% of revenue in 2006 to 51.2% of revenue in 2007. The primary drivers for this increase as a percentage of revenue were increases to our wholesale advantage costs from Verizon for off-net POTS customers, and the impact of the cost structure of both InfoHighway and ATX. Both InfoHighway and ATX had historically higher costs as a percent of revenue than legacy Broadview, resulting in lower gross margin percentages.

Gross Profit (exclusive of depreciation and amortization)

Total gross profit was $217.0 million for the year ended December 31, 2007, an increase of 53% from $141.8 million for the same period in 2006. The increase in gross profit is primarily due to the addition of ATX in September 2006 and InfoHighway in May 2007, which totaled $87.8 million, and lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. Gross margin percentages are lower than prior periods due primarily to the acquisition of InfoHighway and ATX, each of which had lower gross margins than legacy Broadview, as well as margin compression on our legacy POTS business. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.

Selling, General and Administrative

Selling, general and administrative expenses were $166.3 million for the year ended December 31, 2007, an increase of 57% from $106.0 million for the same period in 2006. The increase is primarily due to the addition of ATX in September 2006 and InfoHighway in May 2007, which in total account for $51.2 million of the increase in selling, general and administrative costs, partially offset by the implementation of cost saving measures during the integration of the two companies. Absent the acquisition of ATX and InfoHighway, there were no material changes in the selling, general and administrative expenses between 2006 and 2007.

Although costs increased in absolute dollars, selling, general and administrative expenses decreased from 38.8% to 36.9% of revenue from 2006 to 2007. This decrease in costs as a percentage of revenue is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the company was able to achieve synergies due to the mergers with InfoHighway and ATX.

Depreciation and Amortization

Depreciation and amortization costs were $76.0 million for the year ended December 31, 2007, an increase of 52.6% from $49.8 million for the same period in 2006. The increase was primarily due to the acquisition of ATX in September 2006 and InfoHighway in May 2007, including amortization of intangible assets of $15.1 million, as well as increased depreciation of $9.5 million on the capital expenditures made during 2006 and 2007 for the expansion of our network facilities, back-office systems and capital directly associated with adding customers to our network.

Impairment Charges

We are in the process of rebranding our operations following the acquisitions of InfoHighway and ATX. As a result of this rebranding, we believe that the ATX trademark, which was initially considered to be an indefinite-lived asset, has a remaining useful life of three years. We considered the change in the estimated useful life to be an indication that the carrying amount of the ATX trademark may not be recoverable, which required us to evaluate the ATX trademark for impairment. As a result of our evaluation we incurred an impairment charge of $4.0 million during the fourth quarter of 2007, which was the excess of the carrying value over the estimated fair value of the ATX trademark.

Interest

Interest expense was $34.4 million for the year ended December 31, 2007, an increase of 34.9% from $25.5 million for the same period in 2006. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the year ended December 31, 2007 compared to 2006. The higher average debt balance is due primarily to the $210.0 million of notes that we issued in August 2006 and $90.0 million of notes that we issued in May 2007, partially offset by the payoff of the previously existing senior secured notes and the conversion of the principal plus accrued interest on the subordinated notes into equity. Our effective interest rates for the years ended December 31, 2006 and 2007 is as follows:

	Year Ended December 31,
	2006	2007
	(In thousands)

Interest expense excluding conversion fee and financing cost write-off	$22,738	$34,390
Weighted average debt outstanding	$181,938	$276,565
Effective interest rate	12.49%	12.43%

During 2006, in connection with the issuance of the notes, we extinguished all outstanding subordinated debt, plus accrued interest. We paid a conversion fee to all debt holders who converted to equity, which amounted to $1,531 and was recorded in interest expense. Additionally, deferred financing costs of $1,194 attributable to the extinguished debt were written-off to interest expense during 2006.

Net Loss

Net loss was $65.5 million for the year ended December 31, 2007, an increase of 57.8% from $41.5 million for the same period in 2006. The increase in net loss is a result of the factors discussed above.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues for the years ended December 31, 2005 and 2006 were as follows:

	Year Ended December 31,
	2005	2006	% Change
	(In thousands)

Revenues:
Voice and data services	$211,919	$241,258	13.8%
Wholesale	12,367	12,606	1.9
Access	14,512	15,028	3.6

Total network services	238,798	268,892	12.6
Other	1,598	3,761	135.4

Total revenues	$240,396	$272,653	13.4%

The voice and data service revenue increase was primarily due to the addition of ATX in September 2006, representing $38.7 million of revenue. Though we increased our revenue in absolute dollars, our business was subject to several other trends. These included lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. The wholesale revenue increase was due to the revenues derived under a wholesale arrangement with ATX entered into August 2006. The wholesale revenue derived from ATX has been eliminated from the date ATX was acquired. The carrier access revenues increase is due primarily to the inclusion of carrier access terminations through the acquisition of ATX. The increase in other revenues was primarily due to an increased number of new telephone systems sales.

Cost of Revenues (exclusive of depreciation and amortization)

Total cost of revenues was $130.8 million for the year ended December 31, 2006, an increase of 13.5% from $115.2 million in the same period of 2005. The increase is primarily attributable to the increase in revenues from the addition of ATX in September 2006 totaling $25.1 million, net of costs eliminated as part of the integration process.

Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $109.2 million, or 83.4% of our total costs in 2006 and $61.2 million, or 51.9% in 2005. The primary drivers include UNE-P and UNE-L costs, which accounted for 24.4% and 35.4% of our total costs of sales, respectively, in 2006 and 26.0% and 22.3%, respectively, in 2005 as we effectively migrated lines to lower cost platforms. Total cost incurred in the operation of our network other than UNE-P and UNE-L costs increased to $19.9 million, or 15.2% of our total costs of revenues in 2006 from $9.6 million, or 8.2%, in 2005.

Gross Profit (exclusive of depreciation and amortization)

Total gross profit was $141.8 million for the year ended December 31, 2006, an increase of 13.3% from $125.2 million in the same period of 2005. Network services gross profit was $140.1 million for the year ended December 31, 2006, an increase of 12.7% from $124.3 million in the same period of 2005. The increase in gross profit for year ended December 31, 2006 from the same period of 2005 was primarily due to the addition of ATX in September 2006 representing $13.6 million, and lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 products sold. We believe these initiatives will produce incrementally higher margins than those currently reported from POTS. In addition, as we continue to derive additional cost-saving initiatives, including impacting customers on-net, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.

Selling, General and Administrative

Selling, general and administrative expenses were $106.0 million for the year ended December 31, 2006, an increase of 12.5% from $94.1 million in the same period of 2005. The increase is primarily due to the addition of ATX in September 2006 totaling $11.5 million, partially offset by the implementation of cost saving measures during the integration of the two companies. Absent the acquisition of ATX, there were no material changes in the selling, general and administrative expenses between 2005 and 2006.

Depreciation and Amortization

Depreciation and amortization costs were $49.8 million for the year ended December 31, 2006, an increase of 8.7% from $45.8 million in the same period of 2005. The increase from the prior year was primarily due to the acquisition of ATX in September 2006, including amortization of intangible assets of $1.6 million, and increased depreciation of $1.7 million on the capital expenditures made during 2006 for the expansion of our network facilities, back-office systems and capital directly associated with adding customers to our network.

Interest

Interest expense was $25.5 million for the year ended December 31, 2006, an increase of $7.7 million or 43.3% from $17.8 million in the same period of 2005. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the year ended December 31, 2006 compared to the same period of 2005. The higher average debt balance was due primarily to the $210.0 million of 2006 notes that we issued in August 2006 to complete the ATX acquisition, partially offset by the payoff of the existing senior secured notes and the conversion of the principal and accrued interest on the subordinated notes into equity. Our effective interest rates for the years ended December 31, 2005 and 2006 is as follows:

	Year Ended December 31,
	2005	2006
	(In thousands)

Interest expense excluding conversion fee and financing cost write-off	$17,842	$22,738
Weighted average debt outstanding	$144,250	$181,938
Effective interest rate	12.37%	12.49%

During 2006, in connection with the issuance of the notes, we extinguished all outstanding subordinated debt, plus accrued interest. We paid a conversion fee to all debt holders who converted to equity, which amounted to $1,531 and was recorded in interest expense. Additionally, deferred financing costs of $1,194 attributable to the extinguished debt were written-off to interest expense during 2006.

Net Loss

Net loss was $41.5 million for the year ended December 31, 2006, an increase of 6.6% from $38.9 million for the same period in 2006. The increase in net loss is a result of the factors discussed above.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, our cash and cash equivalents and access to our $25.0 million credit facility and our $10.0 million capital lease line. Our material short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our principal long-term liquidity requirements consist of the principal amount of our notes. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is within our control to make such expenditures, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. Additionally, our capital lease line has been utilized to fund, as of December 31, 2007, $7.9 million of equipment purchases. We do not currently anticipate the need to raise additional financing to fund capital expenditures or operations for at least the next 12 months. However, any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. As of December 31, 2007, we will require approximately $170.6 million in cash to service the interest due on our notes throughout the life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all.

Disputes

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

We are currently involved in a variety of disputes with vendors relating to billings of approximately $30.7 million as of December 31, 2007 (which amount includes approximately $4 million of the $36 million in dispute with Verizon).

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

We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.

Credit Facility

On August 23, 2006, we entered into our credit facility, a $25.0 million five-year revolving credit facility. The credit facility has a $9.0 million letters of credit subfacility. As of December 31, 2007, we had no outstanding borrowings or letters of credit under our revolving credit facility. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent), of ours and our domestic subsidiaries, including future acquisitions, with the eligibility criteria to be agreed upon.

The interest rates per annum applicable to the loans under our credit facility are, at our option, equal to either a base rate or a eurodollar rate, in each case, plus an applicable margin percentage. The base rate will be the greater of (i) prime rate; and (ii) 50 basis points over the federal funds effective rate from time to time. The eurodollar rate is the rate at which the eurodollar deposits for one, two, three or six (or if available from each lender, nine or twelve) months, as chosen by us, are offered in the interbank eurodollar market. The applicable margin is equal to (x) 1.75%

in the case of base rate loans and (y) 2.75% in the case of eurodollar loans. In the case of base rate loans, interest will be paid quarterly in arrears. In the case of eurodollar loans, interest will be payable at the end of each interest period, and, in any event, at least every three months.

We are required to pay certain on-going fees in connection with the credit facility, including letter of credit fees on any letters of credit issued under the facility at a per annum rate of 2.75%, issuance fees in respect thereof and commitment fees on the unused commitments at a per annum rate of 0.50%.

Indebtedness under our credit facility is guaranteed by all of our direct and indirect subsidiaries (other than certain immaterial subsidiaries) that are not borrowers thereunder and is secured by a security interest in all of our subsidiaries’ tangible and intangible assets (including, without limitation, intellectual property, real property, licenses, permits and all of our and our subsidiaries’ capital stock (other than voting capital stock of our subsidiaries that exceeds 65% of such voting capital stock) and all funds and investment property on deposit therein or credited thereto and certain other excluded assets).

Our credit facility contains financial, affirmative and negative covenants and requirements affecting us and our subsidiaries. In general, the financial covenants provide for, among other things, delivery of financial statements and other financial information to the lenders and notice to the lenders upon the occurrence of certain events. The affirmative covenants include, among other things, standard covenants relating to our operations and our subsidiaries’ businesses and compliance with all applicable laws, material applicable provisions of ERISA and material agreements. Our credit facility contains negative covenants and restrictions on our actions and our subsidiaries’, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture governing the notes and terms of our subordinated debt.

Our credit facility contains customary representations and warranties and events of default, including payment defaults, cross-payment defaults and cross events of default, certain events of bankruptcy, certain events under ERISA, loss of assets, loss or expiry of license, failure to comply with certain rules and regulations, material judgments, actual or asserted invalidity of the guarantees, change in nature of business and change in control. Upon the occurrence of an event of default, the credit facility may be terminated, any amounts due thereunder may be automatically due and payable and the borrowers shall deposit in a cash collateral account an amount equal to 105% of the aggregate then undrawn and unexpired amount of all outstanding letters of credit.

As of December 31, 2007, we were in compliance with all restrictive covenants and financial ratios and tests set forth in the credit agreement governing our credit facility.

2006 Note and 2007 Note Offerings

On August 23, 2006, we completed an offering of $210.0 million aggregate principal amount of 11 3/8% senior secured notes due 2012. We used the net proceeds from the offering and sale of the 2006 notes (i) to fund the ATX acquisition, (ii) to fund the repayment of the entire $79.0 million of principal amount outstanding under our senior secured credit facility that was then in effect, (iii) to fund the repayment of approximately $1.0 million of principal of our senior unsecured subordinated notes due 2009 and (iv) for general corporate purposes. In connection with the offering of the 2006 notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act.

On May 14, 2007, we completed an offering of $90.0 million aggregate principal amount of 11 3/8% senior secured notes due 2012 at an issue price of 105.750%, totaling gross proceeds of approximately $95.2 million. We used the net proceeds from the offering and sale of the 2007 notes to fund the InfoHighway merger, pay related fees and expenses and for general corporate purposes. The 2007 notes were an additional issuance of our existing 11 3/8% senior secured notes due 2012 and were issued under the same indenture dated as of August 23, 2006 and supplemented as of September 29, 2006, May 14, 2007 and May 31, 2007.

In connection with the offering of the notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act. On November 14, 2007, we exchanged $300.0 million of the notes, representing 100% of the outstanding aggregate principal amount, for an equal principal amount of 11 3/8% senior secured notes due 2012 that have been registered under the Securities Act.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

The expansion of our Company as a result of the InfoHighway merger and ATX acquisition has resulted in an increase in our capital expenditures program and in other cash requirements to support future growth.

Cash Flows from Operating Activities

Cash used in operating activities was $2.7 million for the year ended December 31, 2007, compared to cash provided by operating activities of $13.3 million for 2006. The decrease in cash provided by operating activities was due primarily to the payment of $15.2 million to settle disputed billings and a $12.4 million increase in net accounts receivable due to changes in the timing of billing cycles of our acquired companies.

Cash Flows from Investing Activities

Cash used in investing activities was $88.8 million for the year ended December 31, 2007, compared to cash used in investing activities of $115.6 million for 2006. The change in use of cash in investing activities was primarily due to less cash consideration for the acquisition of InfoHighway compared to the ATX acquisition and increased capital expenditures for the expansion of our network and back-office systems in the year ended December 31, 2007.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $89.5 million for the year ended December 31, 2007, compared to cash provided by financing activities of $129.5 million for 2006. The decrease in cash flows from financing activities was primarily due to less debt issuances in 2007 as compared to 2006.

Capital Expenditures

In the year ended December 31, 2007, we spent $30.4 million on capital expenditures for the purchase of property and equipment, compared to $23.1 million for 2006. This increase was primarily due to the inclusion of the capital expenditures for ATX and InfoHighway of an aggregate amount of $1.9 million in the 2007 period for the expansion of network and back-office systems.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Cash Flows from Operating Activities

Cash provided by operating activities was $13.3 million for 2006, compared to cash provided by operating activities of $8.2 million for 2005. The increase in cash provided by operating activities was due primarily to changes in various working capital accounts compared to the same period of the prior year.

Cash Flows from Investing Activities

Cash used in investing activities was $115.6 million for 2006, compared to cash used in investing activities of $20.7 million for 2005. The increase in cash used in investing activities was primarily due to the ATX acquisition in September 2006 and increased capital expenditures in 2006 for the expansion of our network and back-office systems.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $129.5 million for 2006, compared to $25.4 million for 2005. The increase was primarily due to the proceeds from the issuance of the 2006 notes and $10.0 million additional subordinated debt, partially offset by the repayment of $84.0 million of subordinated debt and existing long-term debt in 2006.

Capital Expenditures

In 2006, we spent $23.1 million on capital expenditures for the purchase of property and equipment, compared to $18.9 million in 2005. This increase was primarily due to the inclusion of ATX’s capital expenditures of $1.6 million in the fourth quarter for the expansion of network and back-office systems.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2007. The following numbers are presented in thousands.

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

11 3/8% senior secured notes due 2012	$300,000	$—	$—	$300,000	$—
Cash interest for senior secured notes	170,625	34,125	68,250	68,250	—
Capital lease obligations	11,324	4,377	6,658	289	—
Operating leases	41,242	10,575	17,963	7,589	5,115

Subtotal	523,191	49,077	92,871	376,128	5,115
Purchase commitment obligations:
Communications commitments	152,938	49,944	80,732	22,262	—

Total contractual obligations	$676,129	$99,021	$173,603	$398,390	$5,115

Application of Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period.

We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. We believe the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our audited consolidated financial statements herein.

Revenue Recognition

Our revenues consist primarily of network services revenues, which includes primarily voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided and costs incurred, with deferral of revenues recognized for those monthly charges that are billed in advance. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided. Revenues and direct costs related to up-front service installation fees are deferred and amortized generally over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer churn from which it was determined that our monthly customer churn was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in less than a $0.1 million change in the amount of revenue recognized on an annual basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive and bankrupt customer balances are normally reserved at 80% to 100%, respectively. We typically reserve 100% for all carrier balances 120 days outstanding or older and for all bankrupt carrier balances. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $1.0 million.

Impairment of Long-Lived Assets

We review our long-lived assets, including definite-lived intangible assets, for impairment in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In analyzing potential impairments, projections of future cash flows are used to estimate fair value and are compared to the carrying amount of the asset. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of potential impairments.

Goodwill and Other Intangible Assets

We perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires goodwill and indefinite-lived intangible assets to be tested for impairment using a consistent measurement date, which for us is the fourth quarter of each year, or more frequently if impairment indicators arise. The evaluation of goodwill and indefinite-lived intangibles for impairment is primarily based on a discounted cash flow model that includes estimates of future cash flows. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment.

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

Management does not believe a payment of the entire amount of disputed charges will occur. We therefore account for our disputed billings from carriers based on the estimated settlement amount of disputed balances. The settlement estimate is based on a number of factors including historical results of prior dispute settlements. We periodically review the outstanding disputes and reassess the likelihood of success in the event of the resolution of these disputes. We are currently involved in a variety of disputes with vendors relating to billings of approximately $31 million as of December 31, 2007 (which amount includes approximately $4 million of the $36 million in dispute with Verizon). We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates.

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

Prior to the adoption of FIN 48, we had two significant tax benefits that involved uncertainty. The first of which related to our tax position surrounding management and administrative services provided by MCG. The second, related to our tax position with respect to warrants issued to MCG. As of December 31, 2007, we have not included a liability for unrecognized income tax benefits principally due to a settlement reached with the Internal Revenue Services during July 2007 relating to these tax matters.

Other Matters

At December 31, 2007, we had net operating loss, or NOL, carryforwards for federal income tax purposes. The amount of such available NOL carryforwards which may be available to offset future income was approximately $131.1 million. To the extent that our ability to use these NOL carryforwards against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. There can be no assurance that we will realize the full benefit of the NOL carryforwards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our long-term obligations consist primarily of long-term debt with fixed interest rates. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.

The fair value of our 11 3/8% senior secured notes due 2012 at December 31, 2007, was approximately $314.3 million; as of March 25, 2008 this value was $284.3 million.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and Subsidiaries at December 31, 2007 and 2006 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007 and stock-based compensation effective January 1, 2006.

/s/  Ernst & Young LLP

New York, New York
March 31, 2008

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	Successor
	December 31,
	2006	2007
	(In thousands, except share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$43,952	$41,998
Restricted cash	460	—
Accounts receivable, less allowance for doubtful accounts of $7,971 and $10,082	41,313	56,426
Other current assets	8,308	8,463

Total current assets	94,033	106,887
Property and equipment, net	61,395	77,373
Goodwill	69,632	96,154
Intangible assets, net of accumulated amortization of $65,128 and $109,335	79,848	82,841
Other assets	13,417	18,543

Total assets	$318,325	$381,798

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$12,684	$21,247
Accrued expenses and other current liabilities	47,506	43,952
Taxes payable	8,604	10,818
Deferred revenues	8,019	10,148
Current portion of capital lease obligations and equipment notes	3,084	3,136

Total current liabilities	79,897	89,301
Long-term debt	210,000	304,740
Deferred rent payable	2,747	2,628
Capital lease obligations and equipment notes, net of current portion	4,685	6,114
Deferred income taxes payable	—	1,141
Other	526	589

Total liabilities	297,855	404,513

Stockholders’ equity (deficiency):
Common stock A — $.01 par value; authorized 80,000,000, issued and outstanding 8,871,427 shares and 9,342,880 shares, respectively	102	107
Common stock B — $.01 par value; authorized 10,000,000, issued and outstanding 0 shares and 360,050 shares, respectively	—	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 89,521 shares and 87,254 shares, respectively, entitled in liquidation to $112,925 and $123,880	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $127,030 and $142,973	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 92,832 shares and 91,202 shares, respectively, entitled in liquidation to $117,102 and $129,485	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued and outstanding 42,231 shares and 64,986 shares, respectively, entitled in liquidation to $53,272 and $92,265	—	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 0 shares and 14,402 shares, respectively, entitled in liquidation to $0 and $13,011	—	—
Additional paid-in capital	117,689	140,270
Accumulated deficit	(97,324)	(163,100)

Total stockholders’ equity (deficiency)	20,470	(22,715)

Total liabilities and stockholders’ equity (deficiency)	$318,325	$381,798

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Revenues	$240,396	$272,653	$451,159
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	115,214	130,841	234,166
Selling, general and administrative (includes share-based compensation of $673, $754 and $2,552)	94,138	105,986	166,322
Software development	2,301	1,819	2,293
Depreciation and amortization	45,756	49,781	75,980
Impairment charges	—	—	4,000
Merger integration costs	4,531	1,430	500

Total operating expenses	261,940	289,857	483,261

Loss from operations	(21,544)	(17,204)	(32,102)
Other income	—	21	240
Interest expense	(17,842)	(25,463)	(34,390)
Interest income	458	1,395	1,489

Loss before provision for income taxes	(38,928)	(41,251)	(64,763)
Provision for income taxes	—	(262)	(726)

Net loss	(38,928)	(41,513)	(65,489)
Dividends on preferred stock	(22,002)	(32,996)	(55,031)
Modification of preferred stock	—	—	(95,622)

Loss available to common shareholders	$(60,930)	$(74,509)	$(216,142)

Loss available per common share — basic and diluted	$(9.54)	$(10.07)	$(23.09)
Weighted average common shares outstanding — basic and diluted	6,385,863	7,396,610	9,359,132

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Year Ended December 31,
	2005		2006		2007
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)

Series A common stock
Balance at beginning of year	2,181,437	$—	6,605,872	$66	8,871,427	$102
Common stock issued	—	—	—	—	—	—
Issuance of shares pursuant to the plan of merger	4,359,707	66	—	—	—	—
Issuance of shares pursuant to management incentive plan	66,250	—	—	—	—	—
Repurchase/(cancellation) of shares	(1,522)	—	(1,307,770)	—	(97,435)	(1)
Shares issued in InfoHighway acquisition	—	—	—	—	568,888	6
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	—	—	3,573,325	36	—	—

Balance at end of year	6,605,872	66	8,871,427	102	9,342,880	107

Series B common stock
Balance at beginning of year	—	—	—	—	—	—
Issuance of shares pursuant to management incentive plan	—	—	—	—	360,050	4

Balance at end of year	—	—	—	—	360,050	4

Series A Preferred stock
Balance at beginning of year	87,254	—	89,521	1	89,521	1
Issuance of shares pursuant to the plan of merger	—	1	—	—	—	—
Issuance of new shares in cancellation of note payable	—	—	—	—	—	—
Issuance/(cancellation) of shares pursuant to management incentive plan	2,267	—	—	—	(2,267)	—

Balance at end of year	89,521	1	89,521	1	87,254	1

Series A-1 Preferred Stock
Balance at beginning of year	—	—	—	—	100,702	1
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	—	—	100,702	1	—	—

Balance at end of year	—	—	100,702	1	100,702	1

Series B Preferred Stock
Balance at beginning of year	—	—	92,832	1	92,832	1
Issuance of shares pursuant to the merger	92,510	1	—	—	—	—
Issuance of shares pursuant to management incentive plan	383	—	—	—	—	—
Repurchase/(cancellation) of shares	(61)	—	—	—	(1,630)	—

Balance at end of year	92,832	1	92,832	1	91,202	1

Series B-1 Preferred Stock
Balance at beginning of year	—	—	—	—	42,231	—
Shares issued in InfoHighway acquisition	—	—	—	—	22,755	1
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	—	—	42,231	—	—	—

Balance at end of year	—	—	42,231	—	64,986	1

Series C Preferred Stock
Balance at beginning of year	—	—	—	—	—	—
Issuance of shares pursuant to management incentive plan	—	—	—	—	14,402	—

Balance at end of year	—	—	—	—	14,402	—

Additional paid-in capital
Balance at beginning of year	—	37,391	—	44,254	—	117,689
Issuance of shares pursuant to the plan of merger	—	—	—	—	—	—
Issuance of new shares in cancellation of note payable	—	—	—	—	—	—
Net effect of merger recapitalization	—	5,908	—	—	—	—
Stock based compensation	—	—	—	—	—	2,388
Repurchase of shares	—	—	—	—	—	(1,538)
Shares issued in InfoHighway acquisition	—	—	—	—	—	17,446
Warrants issued in InfoHighway acquisition	—	—	—	—	—	4,285
Deferred compensation	—	955	—	754	—	—
Adoption of SFAS No. 123R	—	—	—	(1,083)	—	—
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	—	—	—	73,764	—	—

Balance at end of year	—	44,254	—	117,689	—	140,270

Accumulated deficit
Balance at beginning of year	—	(16,883)	—	(55,811)	—	(97,324)
Adoption of FIN 48	—	—	—	—	—	(287)
Net Loss	—	(38,928)	—	(41,513)	—	(65,489)

Balance at end of year	—	(55,811)	—	(97,324)	—	(163,100)

Deferred compensation
Balance at beginning of year	—	(801)	—	(1,083)	—	—
Deferred compensation	—	(282)	—	—	—	—
Adoption of SFAS No. 123R	—	—	—	1,083	—	—

Balance at end of year	—	(1,083)	—	—	—	—

Total stockholders’ equity (deficiency)	—	$(12,572)	—	$20,470	—	$(22,715)

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2006	2007
	(In thousands)

Cash flows from operating activities
Net loss	$(38,928)	$(41,513)	$(65,489)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	17,679	19,302	31,907
Amortization and write-off of deferred financing costs	1,030	2,383	2,437
Amortization of intangible assets	28,077	30,479	44,206
Amortization of bond premium	—	—	(435)
Provision for doubtful accounts	3,823	4,115	6,546
Noncash subordinated debt interest	5,991	4,920	—
Stock based compensation	673	754	2,552
Increase in fair value of derivatives	(762)	—	—
Deferred income taxes	—	—	1,141
Impairment charges	—	—	4,000
Other	(65)	(18)	251
Changes in operating assets and liabilities:
Restricted cash	—	(460)	460
Accounts receivable	(3,243)	(1,492)	(12,357)
Prepaid expenses and other current assets	1,180	(1,328)	725
Other assets	(1,307)	(208)	(2,186)
Accounts payable	(6,007)	(15,598)	1,400
Accrued and other current liabilities	(378)	11,349	(19,680)
Deferred revenue	(359)	260	1,970
Deferred rent	747	336	(119)
Other liabilities	—	15	—

Net cash provided by (used in) operating activities	8,151	13,296	(2,671)
Cash flows from investing activities
Proceeds from disposal of property and equipment	223	—	—
Cash acquired in merger	7,991	—	—
Acquisition, net of cash and restricted cash acquired	—	(88,787)	(56,638)
Merger acquisition costs	(10,030)	(3,635)	(1,768)
Purchase of property and equipment	(18,915)	(23,146)	(30,418)

Net cash used in investing activities	(20,731)	(115,568)	(88,824)
Cash flows from financing activities
Proceeds from capital lease financing and equipment notes	372	7,794	5,217
Payments on capital lease obligations and equipment notes	(2,080)	(3,367)	(3,760)
Repayments of long-term debt	(3,000)	(84,000)	—
Repayments of revolving credit facility	—	—	(12,005)
Proceeds from issuance of subordinated debt	30,000	10,000	—
Repayment of subordinated debt	—	(972)	—
Proceeds from issuance of long-term debt	—	210,000	95,175
Drawdowns on revolving credit facility	—	—	11,500
Payment of subordinated debt conversion fees	—	(1,531)	—
Payment of deferred financing fees	—	(8,453)	(4,883)
Payments for shares repurchased under MIP	—	—	(1,703)
Other	115	—	—

Net cash provided by financing activities	25,407	129,471	89,541

Net increase (decrease) in cash and cash equivalents	12,827	27,199	(1,954)
Cash and cash equivalents at beginning of period	3,926	16,753	43,952

Cash and cash equivalents at end of period	$16,753	$43,952	$41,998

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$10,584	$7,123	$32,008
Supplemental schedule of non-cash information
Equity securities issued in connection with acquisition	$—	$—	$21,742

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 31, 2007
(in thousands, except share information)

1.	Organization and Description of Business

Broadview Networks Holdings, Inc. (the “Company,”), formerly Bridgecom Holdings, Inc., is an integrated communications company whose primary interests consist of its wholly-owned subsidiaries, Broadview Networks, Inc. (“BNI”), Bridgecom Holdings, Inc. (“BH”), and Corecomm-ATX Inc., competitive local exchange carriers. The Company also provides phone systems and other customer service offerings through its subsidiary, Bridgecom Solutions Group, Inc. (“BSG”). The Company was founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment, which provides domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial and residential customers in the northeast United States.

Change of Ownership

In November 2003, BH (“Predecessor Company”) entered into a merger agreement with MCG Capital Corp. (“MCG”), Telecomm North Corp. (a wholly-owned subsidiary of MCG) and certain stockholders of BH. The transaction closed in March 2004. Under the terms of the agreement, Telecomm North Corp. acquired 100% of BH’s shares, buying out all other stockholders. The surviving company continued to carry the name Bridgecom Holdings, Inc. (“Successor Company”) until the January 2005 merger with BNI became effective at which time the Company began doing business under the name Broadview Networks Holdings, Inc.

In October 2004, the Company entered into a merger agreement with BNI and subsidiaries, the principal stockholders of BNI and MCG, 100% owners of BH, which closed and became effective in January 2005. The Company considered the following guidance under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS 141”), in determining the acquirer for accounting purposes: a) the relative voting rights in the combined entity after the combination; b) the existence of a large minority voting interest in the combined entity when no other owner or organized group of owners has a significant voting interest; c) the composition of the governing body of the combined entity; and d) the composition of the senior management of the combined entity. As a result of the merger and certain related transactions, MCG became the largest owner of the Company’s capital stock, holding 60% of the voting power of the Company’s capital stock and approximately 40% of the Company’s capital stock on a fully diluted basis, excluding options reserved but not issued under the Company’s employee stock incentive plan as of January 14, 2005. MCG appointed the governing body of the Company and its Chief Executive Officer after the completion of the merger. The majority of the remaining senior management posts for the combined entity were filled by the senior management team of BH. Accordingly, BH was considered the acquirer for accounting purposes.

In June 2006, the Company entered into a merger agreement with ATX Communications, Inc. (“ATX”) and its shareholders and Leucadia National Corporation which closed and became effective in September 2006. The Company was considered the acquirer for accounting purposes.

In February 2007, the Company entered into an agreement and plan of merger to acquire Eureka Broadband Corporation (“InfoHighway”), which closed and became effective in May 2007. The Company was considered the acquirer for accounting purposes.

2.	Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. We have reclassified prior year amounts to conform to the current year presentation.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

The Company’s revenue is derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided and costs are incurred, with deferral of revenue and prepayment of those monthly charges that are billed in advance. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Cable and wiring revenues are recognized when the Company provides the services. Revenue and direct costs related to up-front service installation fees are deferred and amortized over 4 years.

Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $5,306 and $10,323 as of December 31, 2006 and 2007, respectively.

Revenue from carrier interconnection and access amounting to $14,843, $15,028 and $25,352 in the years ended December 31, 2005, 2006 and 2007, respectively, is recognized in the month in which service is provided.

Costs of Revenue

Costs of revenue include direct costs of sales and network costs. Direct costs of sales include the costs incurred with telecommunication carriers to render services to customers. Network costs include the costs of fiber and access, points of presence, repairs and maintenance, rent and utilities of the telephone, internet data network, as well as salaries and related expenses of network personnel. Network costs are recognized during the month in which the service is utilized. The Company accrues for network costs incurred but not billed by the carrier.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. All cash balances are maintained with high credit quality financial institutions which are members of the FDIC.

Restricted Cash

Restricted cash represents the balance of cash that ATX was required to set aside for the purpose of paying certain claims and administrative expenses.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. Allowances for doubtful accounts are recorded as selling, general and administrative expenses. The Company writes off accounts deemed uncollectible after efforts to collect such accounts are not successful.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer equipment, five years for furniture and fixtures, and seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life, typically two years. Construction in progress includes amounts incurred in the Company’s expansion of its network. The amounts include switching and co-location equipment, switching and co-location facilities design and co-location fees. The Company has not capitalized interest to date since the construction period has been short in duration and the related imputed interest expense incurred during that period was insignificant. When construction of each switch or co-location facility is

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

completed, the balance of the assets is transferred to network equipment and depreciated in accordance with the Company’s policy. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and carrying value of the asset group. The projections are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values.

Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) the Company evaluates its goodwill for impairment annually on October 1 and when events and circumstances warrant such review. Impairment charges, if any, are charged to the results of operations. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is based on projections of discounted cash flows. The Company has one reporting unit. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values.

Third Party Conversion Costs

The Company currently capitalizes third party conversion costs incurred to provision customers to its network. These costs include external vendor charges, but exclude costs incurred internally. At January 1, 2006, the Company changed the third party conversion costs amortization period from two to four years. The Company believes that an amortization period of four years more properly reflects the expected life of its current customer base, which was based in part on a churn analysis performed by management from which it was determined that monthly customer churn was approximately 2% along with a decision by management to extend the minimum contract term for its customers beyond two years. The effect of changing this estimate in useful life was a reduction of depreciation expense and a decrease to net loss of $2,951 and $2,018 for the years ended December 31, 2006 and 2007, respectively. The impact of this change on a per share basis for the years ended December 31, 2006 and 2007 was $0.40 and $0.22, respectively.

Debt Issuance Costs

The costs related to the issuance of long-term debt are deferred and amortized into interest expense over the life of each debt issuance.

Significant Vendor

The Company purchases approximately 66.3% of its telecommunication services from one vendor. Accounts payable in the accompanying consolidated balance sheets include $28,244 and $24,513 as of December 31, 2006 and 2007, respectively, due to this vendor.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Income Taxes

The Company recognizes deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings. Prior to the adoption of FIN 48, the Company had two significant tax benefits that involved uncertainty. The first of which related to the Company’s tax position surrounding management and administrative services provided by MCG. The second related to the Company’s tax position with respect to warrants issued to MCG. As of December 31, 2007, the Company has not included a liability for unrecognized income tax benefits principally due to a settlement reached with the Internal Revenue Services during July 2007 relating to these tax matters.

Stock-Based Compensation

Effective January 1, 2006, the Company began recording compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), using the modified-prospective-transition method (as permitted under SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure) to all new awards granted, modified or settled after January 1, 2003. SFAS 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair value based method.

As permitted under SFAS 123R, the Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards. The BSM model is consistent with the option-pricing model the Company used to value stock-based awards granted prior to January 1, 2006. See Note 12.

Software Development Costs

The Company capitalizes the cost of internal use software in accordance with Statement of Position 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use (“SOP 98-1”). SOP 98-1 provides guidance for the accounting for computer software developed or acquired for internal use, including the requirement to capitalize certain costs and the amortization of these costs. Costs for preliminary stage projects are expensed as incurred while application stage projects are capitalized.

The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life, typically two years, when it is ready for intended use.

During the years ended December 31, 2005, 2006 and 2007, the Company capitalized approximately $1,759, $2,184 and $2,175 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $3,712, $2,768 and $2,715 for the years ended

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

December 31, 2005, 2006 and 2007, respectively. The unamortized balance of capitalized software development costs as of December 31, 2006 and 2007 is $2,738 and $2,200, respectively.

Advertising

The Company expenses advertising costs in the period incurred and these amounts are included in selling, general and administrative expenses. Advertising expenses approximated $584, $536 and $1,234 for the years ended December 31, 2005, 2006 and 2007, respectively.

Disputes

The Company accounts for disputed billings from carriers based on the estimated settlement amount of disputed balances. The estimate is based on a number of factors including historical results of prior dispute settlements with the carriers and is periodically reviewed by management to reassess the likelihood of success. Actual settlements may differ from estimated amounts (see Note 15).

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically reviews such estimates and assumptions as circumstances dictate. Actual results could differ from those estimates.

Comprehensive Income

Comprehensive income represents the change in net assets of a business enterprise during a period from non-owner sources. For the years ended December 31 2005, 2006 and 2007, the Company’s net loss was the only item of comprehensive income.

Accounting for Derivatives and Hedging Activities

The Company had interest rate swap derivatives for a period in 2005 and 2006. These derivatives were not designated as a hedge for accounting purposes. As a result, the change in the fair value of the derivatives totaling $762 for the year ended December 31, 2005 was recorded in interest expense and cash flows from operating activities. There was no liability on the consolidated balance sheet at December 31, 2005 and the derivates expired during the year ended December 31, 2006 with no effect on the consolidated statement of operations. The Company has no outstanding derivative transactions at December 31, 2007.

3.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised) (“SFAS 141(R)”), to replace SFAS 141. SFAS 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is still evaluating the impact of SFAS 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

issued for fiscal years beginning after November 15, 2007. The adoption of this statement will not have any impact on the financial statements of the Company.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 will not be material to the Company’s financial statements.

4.	Acquisitions and Merger Agreements

2007 Acquisition

On February 23, 2007, we entered into an agreement and plan of merger to acquire all of the outstanding capital stock of Eureka Broadband Corporation, a competitive local exchange carrier operating primarily in the northeastern United States, in a transaction that closed on May 31, 2007 (the “2007 Merger”). Accordingly, the results of InfoHighway are included in these consolidated financial statements beginning June 1, 2007. The consolidated results of the Company reflect the acquisition under the purchase method of accounting in accordance with SFAS 141.

The purchase price consisted of a combination of cash and equity securities. Each share of capital stock of InfoHighway was converted into the right to receive cash and shares of the Company’s Series B-1 Preferred Stock, shares of Class A Common Stock and warrants to purchase units of the Company’s Series B-1 Preferred Stock and Class A Common Stock. The aggregate purchase price paid by the Company is as follows:

Cash paid, net of cash acquired of $7,841	$56,638
Equity securities issued, including warrants	21,742
Acquisition costs	1,504

$79,884

The Company issued 22,755 shares of Series B-1 Preferred Stock and 568,888 shares of Class A Common Stock, with an aggregate value of $17.5 million. The shares of Series B-1 Preferred Stock and Class A Common Stock issued in the transaction have the same voting rights as existing Series B-1 Preferred Shares and Class A Common Stock. The warrants to acquire 16,976 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit. The aggregate value of the warrants of $4.2 million at May 31, 2007, the close of the InfoHighway acquisition, was determined utilizing the Black-Scholes model assuming a 2.5 year expected life, a volatility based on market comparable entities of 55%, no expected dividends, an exercise price of $883.58 per unit and a risk free rate of 4.9%. Should the final exercise price of the warrants be determined to be less than $883.58 per unit, at each of the measurement periods, the Company will record additional merger consideration and related goodwill at such point of determination.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The total purchase price has been allocated to the assets acquired and liabilities assumed based on their respective fair value as of May 31, 2007. There is no resulting goodwill that is expected to be deductible for tax purposes. The liabilities included in the acquisition cost allocation for exit activities included severance costs of terminated InfoHighway employees affected by the merger. These liabilities were accounted for in accordance with Emerging Issues Task Force (“EITF”) 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”). The balance of such liabilities was approximately $1,086 as of December 31, 2007 and is expected to be paid within one year.

The purchase price of the InfoHighway transaction was allocated as follows:

Assets acquired, excluding cash:
Accounts receivable	$9,302
Other current assets	880
Property and equipment	17,435
Goodwill	26,258
Customer-based intangibles	46,800
Other intangibles	4,400
Other non-current assets	495

Total assets acquired	105,570

Liabilities assumed:
Current liabilities	25,686

Net assets acquired	$79,884

2006 Acquisition

On June 26, 2006, the Company entered into a stock purchase agreement with ATX and its shareholders in a transaction that closed on September 29, 2006 (the “2006 Merger”). Accordingly, the results of ATX are included in these consolidated financial statements beginning September 30, 2006. ATX is a facilities-based competitive communications provider operating in the mid-Atlantic Region states including Pennsylvania, New Jersey, Delaware, Maryland and the District of Columbia.

The Company purchased all of the outstanding capital stock of ATX for net aggregate cash consideration of approximately $88,787. The total purchase consideration has been allocated to the assets acquired and liabilities assumed based on their respective fair value as of September 30, 2006. Goodwill is expected to be deducted for tax purposes (see Note 13). The liabilities included in the acquisition cost allocation for exit activities included severance costs for terminated ATX executives and employees affected by the merger. These liabilities were accounted for in accordance with EITF 95-3. The balance of such liabilities was approximately $287 as of December 31, 2007 and is expected to be paid in 2008.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The purchase price of the transaction as determined based on fair value was allocated as follows:

Assets acquired:
Cash and cash equivalents	$10,646
Restricted cash	1,508
Accounts receivable	19,441
Other current assets	3,817
Property and equipment	17,607
Goodwill	38,033
Customer-based intangibles	21,412
Other intangibles	7,909
Other non-current assets	1,811

Total assets acquired	122,184

Liabilities assumed:
Current liabilities	20,732
Other liabilities	511

Total liabilities assumed	21,243

Net assets acquired	$100,941

The following unaudited pro forma financial information for the 2006 and 2007 Mergers was prepared in accordance with SFAS 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies. The pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results that may occur in the future.

The unaudited pro forma combined results are as follows for the years ended December 31, 2006 and 2007:

	2006	2007

Revenues	$507,906	$498,965
Net loss	$(60,720)	$(75,703)
Loss available per common share — basic and diluted	$(9.70)	$(23.59)

Loss available per common share includes the effect of the dividends accumulated on the Company’s Preferred Stock as well as the effect of a modification to the Preferred Stock (see Note 17).

2005 Merger

In October 2004, BH entered into a merger agreement with BNI that became effective January 14, 2005 (the “2005 Merger”) and, accordingly, the results of BNI are included in these consolidated financial statements beginning January 14, 2005. The 2005 merger was effectuated by way of a stock for stock exchange whereby holders of the capital stock of BH and BNI each exchanged their capital stock for certain newly issued common and preferred shares of the Company. BH was considered the acquirer for accounting purposes (see Note 1). The total purchase consideration has been allocated to the assets acquired and liabilities assumed based on their respective fair value as of January 1, 2005. There is no resulting goodwill that is expected to be deductible for tax purposes. The liabilities included in the acquisition cost allocation for exit activities included severance costs for terminated BNI executives and employees affected by the merger and certain lease termination costs related to leases terminated due to the merger. These liabilities were accounted for in accordance with EITF 95-3. The balance of such liabilities was $802 and $717 as of December 31, 2006 and 2007, respectively, and primarily consists of lease termination costs to be paid through 2010.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The purchase price of the transaction as determined based on fair value was allocated as follows:

Assets acquired:
Cash and cash equivalents	$7,991
Accounts receivable	14,915
Other current assets	3,335
Property and equipment	29,225
Customer-based intangibles	84,000
Goodwill	19,842
Other	985

Total assets acquired	160,293

Liabilities assumed:
Current liabilities	56,893
Long-term debt	87,870
Other long term liabilities	3,745

Total liabilities assumed	148,508

Net assets acquired	$11,785

Included in the consolidated statement of operations for the years ended December 31, 2005, 2006 and 2007 are merger integration costs of approximately $4,531, $1,430 and $500, respectively, which consist primarily of network shutdown costs incurred to shut down components of the Company’s network and to migrate its customers from legacy billing systems to the Company’s billing platform. Additionally, these costs also include severance costs and consulting fees related to former employees.

5.	Other Assets

Other current assets consist of the following at December 31:

	2006	2007

Deferred carrier charges	$3,021	$2,563
Prepaid expenses	2,729	3,903
Other	2,558	1,997

Total other current assets	$8,308	$8,463

Other non-current assets consist of the following at December 31:

	2006	2007

Deferred financing costs	$9,648	$12,094
Lease security and carrier deposits	2,017	2,778
Other	1,752	3,671

Total other non-current assets	$13,417	$18,543

The Company incurred deferred financing costs of $4,883 related to the issuance of long term debt in 2007 (see Note 10). Amortization of deferred financing costs amounted to approximately $1,030, $1,173 and $2,286 for the years ended December 31, 2005, 2006 and 2007, respectively.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Other includes costs associated with the initial public offering that is currently in progress including underwriting fees, legal fees and other costs incurred directly related to our initial public offering. Such costs will be charged against the gross proceeds of the offering when completed.

6.	Property and Equipment

Property and equipment, at cost, consists of the following at December 31:

	2006	2007

Network equipment	$65,018	$107,286
Computer and office equipment	16,794	19,196
Capitalized software costs	8,639	10,607
Furniture and fixtures and other	8,084	8,574
Leasehold improvements	4,661	5,386

	103,196	151,049
Less accumulated depreciation and amortization	(41,801)	(73,676)

	$61,395	$77,373

Property and equipment includes amounts acquired under capital leases of approximately $9,655 and $10,120, respectively, net of accumulated depreciation and amortization of approximately $1,429 and $4,591, respectively, at December 31, 2006 and 2007.

7.	Identifiable Intangible Assets and Goodwill

The Company accounts for intangible assets under SFAS 142. The Company’s intangible assets, consisting primarily of its customer base and trademark, were valued as follows:

Customer Relationships:  The Company’s customer relationships are composed of subscribers to the Company’s various telecommunications services. The multi-period excess earnings method, a variant of the income approach, was utilized to value the customer relationship intangibles.

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

The Company’s ATX trademark was considered to have an indefinite life at the date it was acquired. During the fourth quarter of 2007, the Company began the process of rebranding its operations following the acquisitions of InfoHighway and ATX. As a result of the rebranding process, the Company believes that the remaining useful life of the ATX trademark is three years and will be amortized on a straight-line basis. The Company considered this change in the estimated useful life to be an indication that the carrying amount of the ATX trademark may not be recoverable and required the Company to evaluate the ATX trademark for impairment. As a result of the evaluation, the Company incurred an impairment charge of $4.0 million during the fourth quarter of 2007, which was the excess of the carrying value over the estimated fair value of the ATX trademark.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The InfoHighway trademark intangible assets is amortized on an accelerated method over its useful life in proportion to the expected benefits to be received. The life of this intangible asset is four years. The unamortized balance is evaluated for impairment based on future estimated cash flows when an impairment indicator is present.

The components of intangible assets at December 31 are as follows:

	2006			2007
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer base	$137,067	$(64,901)	$72,166	$183,867	$(107,168)	$76,699
Trademarks	7,000	—	7,000	7,400	(1,258)	6,142
Other	909	(227)	682	909	(909)	—

	$144,976	$(65,128)	$79,848	$192,176	$(109,335)	$82,841

Amortization of intangible assets for the years ended December 31, 2005, 2006 and 2007 amounted to $28,077, $30,479 and $44,206 respectively.

Future projected amortization expense is as follows:

Year ending December 31:
2008	$40,958
2009	16,431
2010	11,520
2011	4,605
2012	3,066
Thereafter	6,261

$82,841

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2005	$27,964
Effects of 2006 acquisition	41,668

Balance at December 31, 2006	69,632
Effects of 2007 acquisition	26,258
Other	264

Balance at December 31, 2007	$96,154

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	2006	2007

Recurring network costs and other operating accruals	$14,211	$23,488
Carrier settlements(a)	15,186	—
Accrued interest(b)	8,615	11,375
Merger transaction costs(c)	2,999	2,090
Payroll related liabilities	6,320	6,840
Other	175	159

Total accrued expenses and other current liabilities	$47,506	$43,952

(a)	In February 2007, we finalized a settlement with our major telecommunications supplier and paid $15,200 to extinguish approximately $39,000 of outstanding disputes. Additional disputes with this and other suppliers are included in accounts payable and accrued expenses and other current liabilities.

(b)	Represents accrued interest on the Senior Secured Notes. Interest is paid semi-annually on March 1 and September 1 of each year.

(c)	The accrual for merger transaction costs consists of the following:

	ATX	InfoHighway	Lease
	Severance	Severance	Termination	Other	Total

Balance at December 31, 2006	$1,810	$—	$781	$408	$2,999
Additions	—	2,000	—	—	2,000
Payments	(1,523)	(914)	(149)	(323)	(2,909)

Balance at December 31, 2007	$287	$1,086	$632	$85	$2,090

9.	Obligations Under Capital and Operating Leases

Capital Leases

In March 2006, the Company entered into a capital lease facility, as amended in October 2006, with a third party that allows the Company to finance the acquisition of up to $12,500, or as otherwise limited by our indenture (see Note 10), of network related equipment through December 31, 2007. The Company is obligated to repay the borrowings in thirteen quarterly installments. At the end of the final installment period, the Company has the option of renewing, returning or purchasing the equipment at a mutually agreed fair value which is not to exceed 18% of original equipment cost. The company had borrowings of $8,508 outstanding on this facility at December 31, 2007.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The future minimum lease payments under all capital leases at December 31, 2007 are as follows:

Year ending December 31:
2008	$4,671
2009	4,372
2010	2,776
2011	444

12,263
Less amounts representing interest	3,013

9,250
Less current portion	(3,136)

Capital lease obligations, net of current portion	$6,114

Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.

Operating Leases

The Company rents office space, switch locations and equipment under various operating leases. The future minimum lease payments under operating leases at December 31, 2007 are as follows:

Year ending December 31:
2008	$11,807
2009	10,694
2010	9,678
2011	5,681
2012	3,844
Thereafter	5,246

Total minimum lease payments	$46,950

Future minimum lease payments are net of sublease rentals as follows:

Year ending December 31:
2008	$732
2009	741
2010	655
2011	40

Total sublease rentals	$2,168

Total rent expenses under these operating leases, including escalation charges for real estate taxes and other expenses, amounted to approximately $7,094, $7,703 and $11,979 for the years ended December 31, 2005, 2006 and 2007, net of approximately $438, $284 and $706 of sublease rental income, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

10.	Debt

Senior Secured $210,000 Notes

On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. The Company is required to pay cash interest on the principal amount of the notes at a rate of 11 3/8% per annum, which is due semi-annually on March 1 and September 1 of each year, commencing on March 1, 2007. The Senior Secured Notes mature on September 1, 2012. The notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company’s existing and future domestic restricted subsidiaries. The notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.

The notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s five-year senior revolving credit facility with an aggregate principal amount of $25,000 (the “Revolving Credit Facility”) and certain other permitted indebtedness.

On or after September 1, 2009, the Company may redeem some or all of the notes at the following redemption prices, expressed as percentages of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption. Prior to September 1, 2009, (i) the Company may redeem up to 35% of the aggregate principal amount of the notes with the net proceeds of certain equity offerings at 111.375% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of redemption provided that, following the redemption, at least 65% of the aggregate principal amount of the notes originally issued under the indenture remains outstanding and (ii) the Company may redeem the notes, in whole or in part, at a make-whole redemption price set forth herein, plus accrued and unpaid interest to the date of redemption. In addition, the Company may, at its option upon a change of control, redeem all, but not less than all, of the notes at any time prior to September 1, 2009, at 111.375% of their principal amount, plus accrued and unpaid interest to the redemption date.

If the Company experiences a change of control, the holders of the notes will have the right to require the Company to purchase their notes at 101% of the aggregate principal amount thereof, plus accrued and unpaid interest to the date of repurchase.

The Indenture contains covenants limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2007.

Senior Secured $90,000 Notes

On May 14, 2007, we completed an offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The notes were an additional issuance to our existing Senior Secured $210,000 Notes and were issued under the Indenture.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In connection with the offerings of the $300,000 aggregate principal amount of Senior Secured Notes, we agreed to exchange the Senior Secured Notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933 (the “Securities Act”).On October 16, 2007 we filed a registration statement on Form S-4 to offer to exchange up to $300,000 aggregate principal amount of the 11 3/8% Senior Secured Notes registered under the Securities Act, which closed on November 14, 2007.

The bond premium of $4,740 at December 31, 2007 is included in long term debt. For the year ended December 31, 2007, bond premium amortization amounted to $435 and was recorded to interest expense using the effective interest rate method.

Revolving $25,000 Senior Credit Facility

On August 23, 2006, the Company entered into a five year, Revolving $25,000 Senior Credit Facility (“Revolving Credit Facility”). Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. The Company did not have any borrowings outstanding on the Revolving Credit Facility at December 31, 2007.

The Revolving Credit Facility also has a sublimit of $9,000 for the issuance of letters of credit. On the consummation of the ATX acquisition in August 2006, $7,802 of letters of credit were issued in lieu of vendor security deposits. Such letters of credit were returned in March 2007 and we had no outstanding letters of credit drawn against this facility at December 31, 2007.

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

Senior Credit Facility

Upon the closing of the 2005 Merger effective January 14, 2005, the Company amended and restated its Loan and Security Agreement, dated as of October 10, 2000, among the Company, its subsidiaries, NTFC Capital Corporation as Administrative Agent, Wachovia Bank, National Association as Syndication Agent and Communication Ventures Corporation (the “Senior Credit Facility”).

The Company was required to pay interest in arrears, with varying interest rates on amounts of indebtedness, on each applicable interest payment date. The Senior Credit Facility contained financial and non-financial covenants.

On August 23, 2006, upon the completion of the Company’s offering of the Senior Secured Notes, the Company repaid in full the then outstanding balance of $79,000 on the Senior Credit Facility.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Senior Subordinated Debt

In connection with the 2005 Merger, the Company entered into a note purchase agreement with MCG and the other existing equity holders whereby the Company issued senior unsecured subordinated notes (“Subordinated Debt”) due 2009. In June 2005, the Company issued additional subordinated notes to those equity holders on terms identical to the existing senior subordinated debt. In general, the terms of the senior subordinated debt include an interest rate of 12% until December 31, 2008 at which point it increases to 15% until the stated maturity date of December 31, 2009.

In July 2006, the Company amended the note purchase agreement and issued an additional aggregate principal amount of $10,000 of senior unsecured subordinated notes due 2009 to three existing equity holders. These notes were issued on substantially the same terms as the senior unsecured subordinated notes due December 31, 2009.

In August 2006, in connection with the issuance of the Senior Secured Notes, the Company extinguished all outstanding Subordinated Debt, plus accrued interest. The Company converted $73,764 into common stock and series A-1 and B-1 preferred stock, and repaid the remaining balance of $972. The Company paid a conversion fee to all debt holders who converted to equity. This fee amounted to $1,531 and was recorded in interest expense.

11.	Shareholders’ Equity (Deficiency)

Equity

In July 2006, in anticipation of the acquisition of ATX and the refinancing of the existing senior unsecured subordinated notes, the Company authorized two new series of preferred stock, Series A-1 Preferred Stock, and Series B-1 Preferred Stock. At the refinancing, holders of the senior unsecured subordinated notes were offered the option to convert their existing notes into shares of either Series A-1 Preferred Stock and Class A Common Stock or Series B-1 Preferred Stock and Class A Common Stock at a conversion price per preferred share of $516.35. Each converting note holder also received a number of shares of Class A Common Stock equal to twenty-five times the number of shares of preferred stock purchased. The two new series of preferred stock are pari passu with the existing Series A and Series B of preferred stock.

As of December 31, 2007, there were 87,254 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is non redeemable, but carries a liquidation preference of $1,419.76 per share, with an aggregate liquidation preference of the Series A Preferred Stock of $123.9 million as of December 31, 2007. The liquidation preference increases at an annual rate of 12%, compounded quarterly. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying initial public offering (“IPO”) event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A Preferred Stock votes together with the Series A-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A Preferred Share on all matters requiring a vote of all shareholders.

As of December 31, 2007, there were 100,702 shares of Series A-1 Preferred Stock outstanding. Each Share of Series A-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series A Preferred Stock of $1,419.76 per share, with an aggregate liquidation preference of the Series A-1 Preferred Stock of $143.0 million as of December 31, 2007. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A-1 Preferred Stock votes together with the Series A Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A-1 Preferred Share on all matters requiring a vote of all shareholders.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, there were 91,202 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is non redeemable, but carries a liquidation preference of $1,419.76 per share with an aggregate liquidation preference of the Series B Preferred Stock of $129.5 million as of December 31, 2007. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B Preferred Stock votes together with the Series B-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B Preferred Share on all matters requiring a vote of all shareholders.

As of December 31, 2007, there were 64,986 shares of Series B-1 Preferred Stock outstanding. Each Share of Series B-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series B Preferred Stock of $1,419.76 per share with an aggregate liquidation preference of the Series B-1 Preferred Stock of $92.3 million as of December 31, 2007. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B-1 Preferred Stock votes together with the Series B Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B-1 Preferred Share on all matters requiring a vote of all shareholders.

As of December 31, 2007, there were 14,402 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is non redeemable, but carries a liquidation preference equal to the Series A Preferred Share liquidation preference less $516.35 or $903.41 per share as of December 31, 2007. At December 31, 2007, the aggregate liquidation preference of the Series C Preferred Stock is $13.0 million. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series C Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series C Preferred Stock is non voting.

The Company’s Charter provides that if the following events occur (defined in the Charter as “Liquidations”), the holders of preferred stock shall be entitled to be paid the liquidation preference associated with the preferred stock prior to any payment or distribution to holders of junior securities: (1) the Company shall (i) commence a voluntary bankruptcy, (ii) consent to an involuntary bankruptcy, (iii) make an assignment for the benefit of its creditors, or (iv) admit in writing its inability to pay its obligations; (2) an order of involuntary bankruptcy is commenced in respect of the Company and the order is unstayed and in effect for 60 consecutive days and on account of such event the Company liquidates, dissolves or winds-up; (3) the Company shall otherwise liquidate, dissolve or wind-up; and (4) the Company shall (i) merge or consolidate and the Company is not the surviving entity of such merger or consolidation, (ii) merge or consolidate and the Company is the surviving entity of such merger or consolidation, though the pre-merger or pre-consolidation holders of the Company’s capital stock cease to maintain control of the Company, (iii) sell substantially all of the assets of the Company, or (iv) sell a majority of the voting stock of the Company. Neither the Charter nor any other agreement contains a contractual redemption feature relating to the preferred stock. There are no provisions in the Charter that explicitly or contractually permit the preferred shareholders to trigger a liquidation payment or distribution upon the occurrence of any of the Liquidation events.

As of December 31, 2007, there were 9,342,880 shares of Series A common stock outstanding. During 2006, 1,307,770 shares of common stock held by the Company’s previous senior lenders were repurchased for nominal consideration, which approximated fair value, after the repayment of the Company’s senior credit facility. The Series A common stock is entitled to 1 vote per share on all matters requiring a vote of all shareholders.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2007, there were 360,050 shares of Series B common stock outstanding. Upon a qualifying IPO event, each share of Series B common stock is automatically converted into one share of Series A common stock.

As a result of the 2005 Merger effective January 14, 2005 and related transactions, MCG, the indirect controlling stockholder of BH, effectively became the owner of stock representing (1) 60% of the voting power of the Company’s capital stock and (2) approximately 40% of the Company’s capital stock on a fully diluted basis, excluding options reserved but not issued under the Company’s employee stock incentive plan as of January 14, 2005. Pursuant to the 2005 Merger, MCG exchanged its 100% interest in BH’s corporate parent for Series A preferred stock and Class A common stock of the Company. BH was considered to be the acquirer for accounting purposes (see Note 1).

Immediately prior to the 2005 Merger, all existing series of capital stock of BNI were reclassified into Series B Preferred Stock and Class A common stock.

As of December 31, 2007, stock options to acquire 136 shares of Series B Preferred Stock and 3,445 shares of Common Stock are outstanding under the Company’s 1997 and 2000 Stock Option Plans. The Company is no longer authorized to issue any additional awards under the Company’s 1997 and 2000 Stock Option Plans.

As of December 31, 2007, a warrant to acquire 46 shares of Series B Preferred Stock and 1,151 shares of Class A common stock is outstanding.

12.	Stock Based Compensation

Restricted Stock Awards

In conjunction with the 2005 Merger, the Company issued restricted stock awards to replace previously held stock options (see below). The awards consisted of 1,900 shares of Series A preferred stock and 47,500 shares of Class A common stock and vested over three years at a percentage rate of 40/30/30 based on service requirements. In 2005, an additional grant with similar vesting terms was provided to one of the Company’s executives of 368 shares of Series A preferred stock, 383 shares of Series B preferred stock and 18,750 shares of Class A common stock.

In February 2007, the Company’s board adopted and its shareholders subsequently approved the Company’s Management Incentive Plan (the “MIP”), pursuant to which the Company is authorized to grant stock options and restricted stock to certain of its employees. Pursuant to the MIP, there are 52,332 shares of Series C Preferred Stock and 1,308,297 shares of non-voting Class B Common Stock reserved for issuance. In April 2007, grants of restricted stock representing 14,402 shares of Series C Preferred Stock and 360,050 shares of Class B Common Stock were completed. As a condition and in conjunction with the MIP grants, all vested share-based awards then outstanding and held by participants in the MIP were repurchased for cash consideration of $1.7 million and all unvested share-based awards then outstanding and held by participants in the MIP were cancelled in exchange for the issuance of new awards under the MIP. Under FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”), if a company cancels or settles an award and replaces that award with a new type of award, a new measurement date would be required and additional compensation expense is recognized over the remaining vesting period. All of the awards, including modified awards required to be remeasured under FIN 44 and new awards issued, were valued at the grant date at fair market value using public company comparables, recent comparable transactions and discounted cash flow valuation methodologies.

Grants under the MIP consisted of both vested and unvested securities. Unvested securities will generally vest in ratable annual installments over the three-year period following the grant based on service requirements. The incremental value for the fair value of the MIP awards over the fair value of the awards repurchased or cancelled and the fair value of all vested MIP awards not representing grants for repurchased and cancelled securities were expensed immediately at the grant date, totaling $1.7 million.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s restricted stock award activity:

				Weighted-Average
	Series A and B	Series C	Series A and B	Grant Date Fair
	Preferred	Preferred	Common	Value

Outstanding December 31, 2004	—	—	—	—
Grants	2,650	—	66,250	$502.43
Forfeit/Cancel/Repurchase	—	—	—	—

Outstanding December 31, 2005	2,650	—	66,250	$502.43
Grants	—	—	—	—
Forfeit/Cancel/Repurchase	—	—	—	—

Outstanding December 31, 2006	2,650	—	66,250	$502.43
Grants	—	14,402	360,050	$137.50
Forfeit/Cancel/Repurchase	(2,650)	—	(66,250)	$502.43

Outstanding December 31, 2007	—	14,402	360,050	$137.50

Total compensation expense, which is included in selling, general & administrative expense, for restricted stock awards for the years ended December 31, 2005 and 2006 were $673 and $754. Total compensation expense for the new restricted stock awards and the unvested portion of the modified awards for the year ended December 31, 2007 was $2,173. At December 31, 2007 the total compensation cost related to unvested awards not yet recognized is $202 and is expected to be recognized over a period of approximately 2 years.

Stock Options

At December 31, 2004, options to purchase 29,352 shares of common stock at an exercise price of $0.01 per share were outstanding and were exercisable through March 2014. In conjunction with the 2005 Merger, outstanding stock options under this plan were cancelled and replaced with restricted stock awards (see above). In April 2007 pursuant to the MIP, grants of options to acquire 21,599 units comprised of 1 share of Series C Preferred Stock and 25 shares of Class B Common Stock were completed. Options under the MIP were granted with an exercise price equal to the fair market value of a unit determined as of the grant date subsequent to the approval by the board of the individual grants. The fair market value was determined utilizing the Black-Scholes model with an exercise price equal to the assumed fair market value of an underlying unit of $137.50, a three year expected life of the option, a volatility based on market comparable entities of 55%, no dividend yield and a risk free rate of 4.5%.

The following table summarizes the Company’s stock option activity:

		Series C	Average
	Common Stock	Preferred	Exercise Price

Outstanding December 31, 2004	29,352	—	$0.01
Grants	—	—	—

Forfeit/Cancel/Repurchase	(29,352)	—	0.01

Outstanding December 31, 2005	—	—	—
Grants	—	—	—
Forfeit/Cancel/Repurchase	—	—	—

Outstanding December 31, 2006	—	—	—
Grants	—	21,599	137.50
Forfeit/Cancel/Repurchase	—	(699)	137.50

Outstanding December 31, 2007	—	20,900	$137.50

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Total compensation expense for stock options for the year ended December 31, 2007 was $378. There was no corresponding expense for the years ended December 31, 2005 and 2006. As of December 31, 2007 options to acquire 2,630 of the 20,900 Series C units are vested, but none of the options are currently exercisable. The remaining contractual term of the outstanding options is approximately 2 years.

13.	Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, 2005, 2006, and 2007 consist of:

	2005	2006	2007
Current:
Federal	$—	$—	$(293)
State	—	262	164
Deferred	—	—	855

	$—	$262	$726

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2005, 2006 and 2007:

	2005	2006	2007
Statutory federal income tax rate	34.0%	34.0%	35.0%
State and local income tax, net of federal tax benefits	0.0	0.4	0.2
Permanent items	0.0	0.0	0.3
Valuation allowance	(34.0)	(34.4)	(35.5)

Effective income tax rate	0.0%	0.0%	0.0%

Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2006 and 2007:

	December 31
	2006	2007

Accounts receivable	$1,859	$3,857
Deferred revenue	3,198	3,882
Other	1,095	2,153

Total deferred tax assets-Current	6,152	9,891

Net Operating loss carry forwards	28,040	49,342
Customer lists	1,305	3,626
Trademark	—	1,403
Other	983	2,218

Total deferred tax assets-Noncurrent	30,328	56,588

Total deferred tax assets	36,480	66,479

Customer Lists	20,778	23,713
Trademark	46	1,297
Goodwill	1,117	1,141
Accelerated Depreciation	13,565	13,389

Total deferred tax liabilities-Noncurrent	35,506	39,540
Total deferred tax assets-Current	6,152	9,891

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

	December 31
	2006	2007

Valuation allowance	(6,152)	(9,891)

Net current deferred tax assets	—	—

Total deferred tax assets-Noncurrent	30,328	56,588
Total deferred tax liabilities-Noncurrent	35,506	39,540
Valuation allowance	5,178	(18,189)

Net noncurrent deferred tax liabilities	—	(1,141)

The Company completed a study in 2006 and in 2007 of its available net operating loss carryforwards (“NOLs”) resulting from the 2005 Merger and the InfoHighway merger. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At December 31, 2007, the Company had net operating loss carryforwards available totaling approximately $131,117 million which expire through 2027. The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2006 and 2007 because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

In July 2007, we reached a settlement with the Internal Revenue Service related to an audit of Bridgecom Holdings, Inc. for fiscal years 2002 through 2004 that resulted in an adjustment to our existing net operating loss carryforwards of approximately $2,900. Additionally, we received a refund of $300 which was recorded as a benefit to income tax expense. We also reversed liabilities of $293 which had been previously recorded in accordance with FIN 48 (see below). We currently have no federal tax examinations in progress.

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

14.	Employee Savings and Retirement Plan

During 2007, the Company had three active contributory defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Code”) covering all qualified employees. Two of these plans, which historically covered the employees of ATX and InfoHighway, have been terminated effective December 31, 2007. Assets of the participants covered under these plans were transferred into the Company’s remaining plan. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the year ended December 31, 2006 and 2007, the Company made contributions of approximately $32 and $144, respectively, to these plans. For the year ended December 31, 2005, the company did not make any contributions to the plan.

15.	Fair Values of Financial Instruments

In the normal course of business, the Company’s financial position is subject to a variety of risks, such as the collectability of accounts receivable and the recoverability of the carrying values of its long-term assets. The Company’s long-term obligations consist primarily of long-term debt with fixed interest rates. The Company is not exposed to market risks from changes in foreign currency exchange rates or commodity prices.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Company’s financial instruments include cash and cash equivalents, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchange rates. The carrying amount of the Company’s cash and cash equivalents, trade accounts receivable and accounts payable reported in the consolidated balance sheet as of December 31, 2007 are deemed to approximate fair value because of their liquidity and short-term nature.

The fair value of our 11 3/8% senior secured notes due 2012 at December 31, 2007, was approximately $314.3 million, which was based on the closing price of the notes at that date.

16.	Commitments and Contingencies

The Company has employment agreements with certain key executives at December 31, 2007. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation for a period of up to 12 months after termination.

The Company has standby letters of credit outstanding of approximately $1.5 million which are fully collateralized by certificates of deposit.

The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2007 was in excess of $30,000. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accounts payable and accrued expenses and other current liabilities at December 31, 2007. It is possible that actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.

In February 2007, the Company finalized a settlement with its major telecommunications supplier and paid $15,200 to extinguish approximately $39,000 of outstanding disputes. In connection with the settlement, in 2006 the Company recorded a reduction in costs of revenues of approximately $5,000.

The Company has entered into commercial agreements with a vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996. For the years ended December 31, 2005, 2006 and 2007, the Company met the minimum purchase obligations during each year. The agreements, which expire in 2010 and 2011 require certain minimum purchase obligations and contain fixed but escalating pricing over their term. The future obligations under these agreements as of December 31, 2007 are as follows:

Year ending December 31:
2008	$49,944
2009	50,908
2010	29,824
2011	22,262
Total future obligations	$152,938

The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

17.	Earnings per share

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2005, 2006 and 2007 (in thousands, except per share amounts):

	2005	2006	2007

Loss available to common shareholders (Numerator):
Net loss	$(38,928)	$(41,513)	$(65,489)
Dividends on preferred stock	(22,002)	(32,996)	(55,031)
Modification of preferred stock	—	—	(95,622)

Loss available to common shareholders	$(60,930)	$(74,509)	$(216,142)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	6,385,863	7,396,610	9,131,327
Class B common stock	—	—	227,805

Total weighted average common shares outstanding — basic and diluted	6,385,863	7,396,610	9,359,132

Loss available per common share — basic and diluted	$(9.54)	$(10.07)	$(23.09)

For the years ended December 31, 2005, 2006 and 2007, the Company had outstanding options, warrants, restricted stock units and preferred stock as disclosed in Notes 11 and 12, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

Dividends accumulate on the Company’s Series A, A1, B and B1 Preferred Stock. Per SFAS No. 128, Earnings Per Share, loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. Dividends accumulated but undeclared for the years ended December 31, 2005, 2006 and 2007 were $22.0 million, $33.0 million and $55.0 million, respectively.

In February 2007 there was a modification to the Series A, A1, B and B1 Preferred Stock that was accounted for as an extinguishment. As a result, $95.6 million, which is the difference between the fair value of these preferred shares at the time of the modification and their carrying value, was added to the Company’s net loss to arrive at a loss available to common shareholders at December 31, 2007. This event had no impact on the Company’s balance sheet and is not disclosed in its statement of stockholders’ equity (deficiency) as it has no net effect on the Company’s preferred share balances or on its additional paid-in capital balance.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

18.	Unaudited Quarterly Results of Operations

The following is the unaudited quarterly results of operations for the years ended December 31, 2006 and 2007. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation on the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2006
	Three Months Ended
	March 31	June 30	September 30	December 31(2)

Revenues	$59,369	$59,377	$57,675	$96,232
Loss from operations	$(4,325)	$(3,602)	$(3,416)	$(5,859)
Net loss	$(9,412)	$(8,324)	$(11,079)	$(12,696)
Dividends on preferred stock	(6,131)	(6,315)	(8,600)	(11,950)

Loss available to common shareholders	$(15,543)	$(14,639)	$(19,679)	$(24,646)

Loss available per common share — basic and diluted(1)	$(2.37)	$(2.23)	$(2.59)	$(2.79)

Weighted average common shares outstanding — basic and diluted	6,564,872	6,564,872	7,599,147	8,830,247

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2)	The Company acquired ATX on September 29, 2006. The Company’s results of operations for the three months ended December 31, 2006 include the operations of ATX.

	2007
	Three Months Ended
	March 31	June 30(2)	September 30	December 31(3)

Revenues	$95,821	$106,524	$123,652	$125,162
Loss from operations	$(8,055)	$(6,655)	$(6,115)	$(11,277)
Net loss	$(15,252)	$(15,354)	$(14,990)	$(19,892)
Dividends on preferred stock	(12,309)	(13,346)	(14,471)	(14,905)
Modification of preferred stock	(95,622)	—	—	—

Loss available to common shareholders	$(123,183)	$(28,700)	$(29,461)	$(34,797)

Loss available per common share — basic and diluted(1)	$(13.92)	$(3.19)	$(3.15)	$(3.72)

Weighted average common shares outstanding — basic and diluted	8,848,454	8,983,336	9,342,880	9,342,880

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2)	The Company acquired InfoHighway on May 31, 2007. Accordingly, the Company’s results of operations include the operations of InfoHighway from June 1, 2007.

(3)	We recognized an impairment charge due to rebranding of ATX initiative

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 15d-15(b), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were designed to ensure that the information the Company is required to disclose in its reports under the Exchange Act is recorded, processed, summarized and reported in an accurate manner and on a timely basis and the information that the Company is required to disclose in its Exchange Act reports is accumulated and communicated to management to permit timely decisions with respect to required disclosure.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.

During the Company’s fourth fiscal quarter of 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)).

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is currently comprised of the following eight members: Steven F. Tunney, as Chairman of the Board; Samuel F. Rubenstein; John S. Patton, Jr.; B. Hagen Saville; David C. Ruberg; Robert Manning; Peter J. Barris; and Raul Martynek.

Mr. Tunney, Mr. Rubenstein, Mr. Patton and Mr. Saville were appointed by MCG, Mr. Ruberg and Mr. Manning were appointed by Baker, Mr. Barris was appointed by NEA and Mr. Martynek was appointed by InfoHighway’s legacy shareholders.

Set forth below are the names and positions of our executive officers and directors as of December 31, 2007.

Name	Position

Michael K. Robinson	Chief Executive Officer and President
Brian P. Crotty	Chief Operating Officer
Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary
Charles C. Hunter	Executive Vice President, General Counsel and Secretary
Kenneth A. Shulman	Chief Technology Officer and Chief Information Officer
Terrence J. Anderson	Executive Vice President — Corporate Development and Assistant Treasurer
Steven F. Tunney	Chairman of the Board
Samuel G. Rubenstein	Director
John S. Patton, Jr.	Director
B. Hagen Saville	Director
David C. Ruberg	Director
Robert Manning	Director
Peter J. Barris	Director
Raul Martynek	Director

All directors have served on our board of directors since at least the time of the Bridgecom merger in January 2005 except Mr. Saville, who joined subsequent to that event to replace another director designated by MCG who had resigned from the board, and Mr. Martynek, who was appointed to our board of directors following his nomination from the former InfoHighway stockholders pursuant to our amended and restated shareholders agreement. All directors’ terms expire annually. All directors are elected to serve until their successors are elected and qualified, until such director’s death, or until such director shall have resigned or shall have been removed. All executive officers are elected annually by the board of directors and hold office until their respective successors are elected and qualified.

Biographies of Executive Officers

Michael K. Robinson, Chief Executive Officer and President (51).  Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Prior to this, Mr. Robinson had been with US LEC Corp., a publicly traded competitive communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson participates in various industry associations and is a member of the Board of Directors of the New Jersey Technology Council. Mr. Robinson holds a masters degree in business administration from Wake Forest University.

Brian P. Crotty, Chief Operating Officer (37).  Mr. Crotty, Chief Operating Officer, has over 15 years of senior management experience in the telecom industry. In his role with Broadview, he is responsible for all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s Chief Operating Officer prior to its merger with Broadview. Prior to joining Bridgecom in 2000, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd., through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first competitive local exchange carriers in the state of Wisconsin. In addition, Mr. Crotty has also served in a managerial position with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.

Corey Rinker, Chief Financial Officer, Treasurer and Assistant Secretary (49).  Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker also possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Secretary and Treasurer of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.

Charles C. Hunter, Executive Vice President, General Counsel and Secretary (55).  Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 25-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly two decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.

Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (54).  Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and customer relationship management systems, software and IT infrastructure. Mr. Shulman has over 30 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.S. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on advisory boards of Baker Capital, Vonair and T3 Communications.

Terrence J. Anderson, Executive Vice President — Corporate Development and Assistant Treasurer (41).  Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital and offered financial direction. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.

Biographies of Directors

Steven F. Tunney, Sr. (46).  Mr. Tunney has served as the President of MCG since May 2001 and as its Chief Executive Officer since 2006. Prior to that, he served as MCG’s Chief Operating Officer from 1998 to 2006, its Chief Financial Officer and Secretary from 1998 to 2000 and its Treasurer from 1998 to 2002. Mr. Tunney also serves on MCG’s board of directors, as well as the Investment and Enterprise Risk Committees, and, from 2001 to 2006, on its Valuation Committee. Prior to co-founding MCG, Mr. Tunney was a Vice President at First Union Corp. and Signet Banking Corp. From 1989 to 1995, Mr. Tunney was the Chief Financial Officer of Cambridge Information Group, Inc. From 1986 to 1989, Mr. Tunney was the Financial Manager of Legent Corporation, an international software development firm. From 1982 to 1986, Mr. Tunney was an auditor with PricewaterhouseCoopers. Mr. Tunney earned a B.S. in Business Administration from Towson State University in 1982 and is a certified public accountant. He also serves on the board of directors of Chesapeake Tower Holdings, LLC, Jet Plastica Investors, LLC, JetBroadband Holdings, LLC, JUPR Holdings, Inc., MCG Capital Corporation, National Product Services, Inc., Radiopharmacy Investors, LLC, Solutions Capital I, L.P., Superior Industries Investors, LLC and Working Mother Media, Inc.

Samuel G. Rubenstein (45).  Mr. Rubenstein has served as an executive vice president and the general counsel and corporate secretary of MCG since 2000. Mr. Rubenstein is responsible for the corporate and legal affairs of MCG, including corporate governance matters. Prior to joining MCG, Mr. Rubenstein was partner in the Washington, D.C. office of Bryan Cave LLP, where his practice focused primarily on commercial and corporate finance transactions. He began his career practicing law as an attorney in the Washington, D.C. office of the law firm of Pepper Hamilton, LLP. Mr. Rubenstein received his J.D. from the George Washington University National Law Center and his B.B.A. from the University of Texas at Austin. He also serves on the board of directors of Chesapeake Tower Holdings, LLC, Coastal Sunbelt, LLC, GMC Television Broadcasting Holdings, Inc., Jet Plastica Investors, LLC, Jet Broadband Holdings, LLC, JUPR Holdings, Inc., LMS Intellibound Investors, LLC, National Product Services, Inc., Radio Pharmacy Investors, LLC, Solutions Capital I, LLC, Superior Industries Investors, LLC, TNR Entertainment Corp. and Total Sleep Holdings, Inc.

B. Hagen Saville (46).  Mr. Saville is Executive Vice President and co-founder of MCG. He is responsible for MCG’s business development activities, Mr. Saville currently serves on MCG’s Credit and Investment Committees. Prior to co-founding MCG, Hagen was a Vice President at First Union and Signet Bank and helped develop the strategy for executing the management buy-out. Prior to joining Signet, he worked as an independent consultant providing valuation, loan restructuring, advisory, and due diligence services while pursuing several entrepreneurial ventures. Prior to that, he served as an investment banker for Hannon Armstrong & Company in Alexandria, VA, a real estate investment analyst for Sonnenblick, Goldman in NYC, and as a corporate lender with Riggs Bank in Washington, D.C. Mr. Saville also serves on MCG’s board of directors. He also serves on the board of directors of Chesapeake Tower Holdings, LLC, Coastal Sunbelt, LLC, Jet Plastica Industries, Inc., LMS Intellibound Investors, LLC, MCG Capital Corporation, National Product Services, Inc., Radiopharmacy Investors, LLC, Solutions Capital I, LP, Superior Industries Investors, LLC, TNR Entertainment Corp. and Total Sleep Holdings, Inc.

John S. Patton, Jr. (48).  Mr. Patton is a managing director of MCG. He is responsible for investment decisions and relationship management in MCG’s telecommunications practice, which focuses on competitive local exchange, long distance, data, Internet, wireless and communications support, including tower ownership and management. Using MCG’s flexible approach to funding and structuring capital, Mr. Patton has managed transactions that have allowed his customers to expand their product lines and distribution channels and make the necessary capital investments in provisioning capacity to support growth. Prior to joining MCG, Mr. Patton was a Vice President at First Union Corp. and Signet Banking Corp. He also serves on the board of directors of Cleartel Communications, Inc.

Peter J. Barris (54).  Mr. Barris is the managing general partner of NEA. He has been with NEA since 1992, and he serves as the general partner of New Enterprise Associates VII, L.P., New Enterprise Associates 9, L.P., New Enterprise Associates 10, L.P. and NEA Presidents Fund. Mr. Barris specializes in information technology companies. His current board memberships include Boingo Wireless Inc., eCommerce Industries Inc., eZiba Inc., Hillcrest Communications Inc., Mainstream Data Inc., Megisto Systems Inc. and Neutral Tandem Inc. He also serves on the board of directors of the Mid-Atlantic Venture Association Inc., the National Venture Capital Association Inc. and Venture Philanthropy Partners. His prior board memberships include UUNET Technologies Inc. (sold to MCI), AMISYS (acquired by HBO), CareerBuilder (acquired by Knight Ridder/Tribune Co.), Mobius Management Systems Inc., SALIX Technologies (acquired by Tellabs) and Tripod Inc. (acquired by Lycos, Inc.). Mr. Barris is a member of the Board of Trustees of Northwestern University, the Board of Overseers of the Tuck School at Dartmouth College and the Board of Advisors of the Tuck’s Center for Private Equity and Entrepreneurship at Dartmouth. Before joining NEA, Mr. Barris was President and Chief Operating Officer at Legent Corporation and Senior Vice President and General Manager of the Systems Software Division at UCCEL Corp. He also held various management positions between 1977 and 1985 at General Electric Company, including Vice President and General Manager at GE Information Services. He received a Masters in Business Administration from Dartmouth College and a Bachelor of Science in Electrical Engineering from Northwestern University.

David C. Ruberg (60).  Mr. Ruberg is a manager of the general partner of Baker. He joined Baker in 2001 as the Chief Executive Officer in residence and became a General Partner in 2003. Prior to joining Baker, Mr. Ruberg was the Chief Executive Officer of Intermedia Communications Inc., a publicly traded competitive communications services provider, as well as Chairman of its majority-owned subsidiary, Digex, Inc, a web hosting company. Prior to Intermedia Communications, Inc., he was general manager of Data General Corporation’s PC and Systems Integration Division and also led the company’s Wide Area Network Products Division. Before Data General Corp., Mr. Ruberg ran design and development software organizations for database and data communications companies. He began his career as a scientist at AT&T Bell Labs, specializing in the development of compilers, operating systems, and communications systems. Mr. Ruberg serves on the boards of InterXion (Chairman), Adaptix Inc. and QSC AG. Mr. Ruberg holds a Bachelor’s Degree from Middlebury College and received his Masters in Computer and Communication Sciences from the University of Michigan.

Robert Manning (48).  Mr. Manning is a manager of the general partner of Baker Capital. Prior to joining Baker Capital in 2002, Mr. Manning was CFO of Intermedia Communications, Inc., an integrated communications services provider, and a director of its majority-owned subsidiary, Digex, Inc., a provider of complex, managed, web hosting services. Prior to Intermedia, he was an investment banker to the cable television and communications industries for nine years acting as both agent and principal. Mr. Manning left investment banking in 1991 to become one of the founding executives of DMX, Inc., a digital audio cable network that was sold to Liberty Media in 1996. Mr. Manning serves on the board of directors of Adaptix Inc. (Chairman), InterXion, N.V., DigiTV Plus Inc., Turin Networks and Wine.com (Chairman). Mr. Manning also serves on the Board of Trustees of the Maritime Aquarium in Norwalk, Connecticut. Mr. Manning is a graduate of Williams College.

Raul Martynek (42).  Mr. Martynek served as President and Chief Executive Officer of InfoHighway before its acquisition by the Company in May 2007. In that role, Mr. Martynek managed the day-to-day operations of InfoHighway, including sales, provisioning, customer care, building deployment, network operations, technology, and information systems. Prior to the merger of InfoHighway and Gillette Global Networks, or GGN, in 2000, Mr. Martynek was the Chief Operating Officer of GGN, where he oversaw all corporate operations. Mr. Martynek joined GGN in 1995 as one of its first employees. Before joining GGN, Mr. Martynek worked at several Wall Street firms in trading and operations. He also led a consulting firm specializing in database integration and design. Mr. Martynek earned a Bachelor of Arts in Political Science from SUNY Binghamton and a Masters in International Affairs with a concentration in International Finance from Columbia University.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to our principal executive officer and principal financial and accounting officer, as well as all our other employees. A copy of the code of business conduct and ethics may be found on our website at www.broadviewnet.com. Our website is not incorporated by reference into this report. At any time that the code of ethics is not available on our website, we will provide a copy upon written request made to Office of the Chief Financial Officer, Broadview Networks Holdings, Inc., 800 Westchester Avenue, Rye Brook, NY 10573. We caution you that any information that is included in our website is not part of this prospectus. If we amend the code of ethics, or grant any waiver from a provision of the code of ethics that applies to our executive officers or directors, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.broadviewnet.com or by filing a Form 8-K with the SEC.

Board of Directors and Committees of the Board of Directors

Pursuant to our certificate of incorporation, our board of directors must be comprised of between one and 11 members. We currently have eight members on our board of directors. Pursuant to our charter and our amended and restated shareholders agreement, currently four directors have been designated by MCG, two directors have been designated by Baker and one director has been designated by NEA. For more information, see above and the section entitled “Certain Relationships and Related Transactions, and Director Independence”.

At this time, we have not formed any committees of the board of directors. Instead, our board of directors acts as a group to perform the functions of an audit committee and a compensation committee. Our board reviews the work products of our independent auditors and is involved in the process of confirming that our auditors are independent. From time to time, our board appoints ad hoc committees. In 2007, the board of directors appointed an ad hoc compensation committee, comprising of Steven F. Tunney and David C. Ruberg, for the purposes of reviewing the documentation, construction and administration of the MIP pursuant to which our named executive officers (and other members of our management team) may be granted equity.

In addition, our board of directors reviews and approves compensation and benefit plans for executive officers and reviews general compensation policies with the objective to attract and retain superior talent and to achieve our strategic and financial goals. The board also administers our stock option plans and grants; and evaluates and assesses executive performance. Pursuant to our amended and restated shareholders agreement, we have agreed to take all actions necessary to cause at least two directors designated by MCG and one director designated by Baker to be appointed to each committee of the board of directors.

Our board of directors has determined that its members have demonstrated the capability of analyzing and evaluating our financial statements. They have not designated an “audit committee financial expert”, as defined in the applicable SEC rules and regulations, serving on the board of directors and are currently attempting to find an individual who is an audit committee financial expert and is willing to serve as a director.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee or the board of directors (or other committee serving an equivalent function or, in the absence of any such committee, the entire board of directors) of any other entity whose executive officers serve as a director of our Company.

No officer or employee of the Company, or former officer of the Company, has participated in deliberations of our board of directors concerning executive compensation in the year ended December 31, 2007.

Indemnification

We intend to maintain directors’ and officers’ liability insurance. We expect to enter into indemnification agreements with our directors to provide our directors and certain of their affiliated parties with additional indemnification and related rights.

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on this review and these discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

The Board of Directors

Steven F. Tunney — Chairman of the Board
Samuel G. Rubenstein
John S. Patton, Jr.
B. Hagen Saville
David C. Ruberg
Robert Manning
Peter J. Barris
Raul Martynek

Item 11.	Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Compensation decisions with respect to our named executive officers have generally been based on the goal of recruiting, retaining and motivating individuals who can help us meet and exceed our financial and operational goals. We evaluate the amount of total compensation paid to each of our named executive officers during any fiscal year and generally consider the growth of the company, corporate financial and operating goals, individual performance and industry trends in setting individual compensation levels for our named executive officers. Our compensation programs have historically been weighted toward cash compensation, but we have also placed emphasis on equity-based compensation in order to better align the interests of our named executive officers with those of our stakeholders.

Determination of Compensation

Our board of directors is responsible for establishing and making decisions with respect to the compensation and benefit plans applicable to our named executive officers. Each year, our board reviews, modifies, and approves proposals prepared by our Chief Executive Officer to determine the adjustments, if any, that need to be made to each element of our named executive officers’ (other than our Chief Executive Officer’s) compensation, including base salary, annual bonus and long-term equity awards. In 2007, the board appointed an ad hoc committee, comprising of Steven F. Tunney and David C. Ruberg, for the purposes of reviewing the documentation, construction and administration of our MIP (described in more detail below) pursuant to which our named executive officers (and other members of our management team) may be granted equity.

In determining the levels and mix of compensation, the Chief Executive Officer and the board have generally not relied on formulaic guidelines, but rather sought to maintain a flexible compensation program which allowed the company to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to attain certain strategic and financial goals. In addition to any objective criteria, subjective factors considered in compensation determinations include an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. We also seek to reward our named executive officers for the successful completion or implementation of discrete projects, including projects relating to mergers and acquisitions, integration, strategic initiatives, and network deployment. Our general goal is to provide a total compensation package (irrespective of the individual components) that is competitive with our peer companies.

In 2007, we engaged the Radford Surveys & Consulting unit of Aon Consulting (Aon) to do a comprehensive study of the compensation program for our named executive officers and compare it against the compensation programs offered by our peer companies. The group which comprises our peer companies was determined by us in consultation with Aon based on factors such as services provided, size, EBITDA, and maturity of business. For 2007, the following 15 companies were jointly identified by us and Aon as our peer companies, although we may substitute companies in this peer group as consolidation or mergers may remove some from being public reporting entities:

•	Akamai Technologies Inc.

•	CBeyond Inc.

•	Covad Communications Group Inc.

•	Equinix Inc.

•	InfoSpace Inc.

•	Leap Wireless International Inc.

•	Limelight Networks Inc.

•	McLeod USA Inc.

•	MetroPCS Communications Inc.

•	Ntelos Holdings Corp.

•	Paetec Holding Corp.

•	Radiant Systems Inc.

•	Savvis, Inc.

•	Time Warner Telecom

•	XO Holdings

The results of the study will be used by the board and our Chief Executive Officer as a factor in determining the appropriate level of compensation for each of our named executive officers for our 2008 fiscal year. Additionally, the board is using the preliminary results from the Aon study as a factor for determining the annual bonus for each of our named executive officers with respect to services performed in 2007.

Components of Compensation for 2007

For 2007, the compensation provided to our named executive officers consisted of the same elements generally available to our non-executive employees, including base salary, annual bonus and other perquisites and benefits, each of which is described in more detail below. In addition, our named executive officers were granted equity awards in 2007 under our MIP, which grants are discussed in further detail below. We believe that the mix of cash- and equity-based compensation, as well as the ratio of fixed to performance-based compensation, is well-balanced and provides us with an effective means to attract, motivate, and retain our named executive officers.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, the company intends to be competitive with its peer companies and in the telecommunications sector generally. Base salary is reviewed periodically by our board, with our Chief Executive Officer providing recommendations to the board for each named executive officer (other than the Chief Executive Officer). In determining base salary, the board considers individual performance during the prior year, the mix of fixed to overall compensation, and subjective considerations relating to individual contributions, including contributions to the successful completion of discrete projects, as discussed above under “Determination of Compensation.” Our board did not increase any of our named executive officers’ base salaries during 2007.

Annual Bonuses

Annual bonuses are intended to compensate executives for achieving our annual financial and strategic goals, including overall company performance, growth, achievement of synergies from acquisitions, and exceptional individual performance during the year, including performance toward the successful completion of certain discrete projects, as discussed above under “Determination of Compensation.” Bonuses are determined at the discretion of our board upon a review of a proposal presented by our Chief Executive Officer. The amount of the annual bonus earned by each of our named executive officers with respect to our 2007 fiscal year, if any, has not been determined by our board as of the date of this disclosure. We expect such determination to be made in the second quarter of 2008 and will disclose the payment of such bonuses on a Form 8-K promptly following the board’s determination.

Long-Term Equity Compensation

In February 2007, our board adopted the MIP, pursuant to which we granted options to purchase shares of our preferred stock and shares of restricted preferred stock to our named executive officers during 2007. The MIP was adopted in an effort to make our overall compensation packages more competitive with our peer companies and to better align the interests of our named executive officers with the mid- and long-term interests of our stakeholders.

By aligning a named executive officer’s interests with building the mid- and long-term equity value of the company, our board felt that each named executive officer will be motivated to deliver his best efforts on a long-term basis toward meeting and exceeding the company’s financial and operating goals. In order to avoid the imposition of substantial penalty taxes to participants upon receipt of an option to purchase shares of our preferred stock and to ensure that grants have the intended effect of incentivizing our named executive officers, the MIP was designed to comply with Section 409A of the Internal Revenue Code of 1986 and the regulations promulgated thereunder.

The grants made to our named executive officers pursuant to the MIP in 2007 were intended to replace all grants outstanding under our old long-term incentive plans, which the board determined were no longer appropriate for our incentive compensation structure. In connection with the 2007 grants, we repurchased all outstanding awards (options and restricted shares) from our named executive officers. The amounts paid to repurchase the outstanding grants were generally used to satisfy the named executive officers withholding taxes with respect to their new grants under the MIP.

The amount and composition of each named executive officer’s 2007 grant was determined by the ad hoc committee of the board and was intended to bring our named executive officers equity grants more in line with grants made to the named executive officers at our peer companies (determined based on a review of an Aon study that we commissioned in 2006). The vesting schedule of each grant generally replicates the vesting schedule in effect for the grant in which it replaced and each grant was valued at fair market value on the date of grant.

401(k) Savings Plan

We have adopted a tax-qualified employee savings and retirement plan covering all of our full-time employees, including our named executive officers. Under the 401(k) plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the plan. From time to time, we match contributions, up to certain pre-established limits, made by our employees. Our named executive officers participate in the 401(k) plan on the same basis as our other employees, except for rules that govern 401(k) plans with regard to highly compensated employees which may limit our named executive officers from achieving the maximum amount of contributions under the plan.

Perquisites and Other Benefits

Our named executive officers are eligible to receive the same benefits, including life and health insurance benefits, which are available to all employees. Our Chief Executive Officer receives temporary housing near the company headquarters and transportation to and from his principal place of residence. Any personal tax liability created by this reimbursement or for items paid for directly by the company will be “grossed up” by the company to cover the Chief Executive Officer’s estimated income tax liability. The board determined that these benefits were necessary to attract our Chief Executive Officer to join the company in 2005 and believe that these benefits continue to be essential elements of his compensation package. Additionally, Mr. Rinker and Mr. Crotty each were transferred title in 2007 to company owned vehicles that were purchased by the company at their lease end. Such leases were entered into in 2003 as part of their 2003 bonuses. Any personal tax liability imposed on Messrs. Rinker and Crotty as a result of the transfer of the automobiles and from the related reimbursements was “grossed up” by the company to cover such named executive officers’ estimated income tax liability.

Severance Benefits

Certain of our named executive officers are entitled to receive severance benefits upon certain qualifying terminations of employment, pursuant to the provision of such executives’ employment agreements. These severance arrangements are primarily intended to retain our named executives, as the named executives will forego the right to receive a significant payment if they voluntarily terminate their employment without good reason.

SUMMARY COMPENSATION TABLE

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2007, by our named executive officers (Chief Executive Officer, Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2007, and whose total compensation exceeded $100,000 during that fiscal year).

				Stock	Option	All Other
		Salary	Bonus (1)	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(2)	($)(3)	($)(4)	($)

Michael K. Robinson	2007	400,000	—	598,923		91,955	1,090,878
President and Chief	2006	400,000	300,000	219,813	97,420	96,400	1,016,203
Executive Officer
Corey Rinker	2007	260,000	—	225,889	9,685	80,898	576,472
Executive Vice President, Chief	2006	260,000	75,000	129,703	—	—	464,703
Financial Officer, Treasurer and
Assistant Secretary
Brian P. Crotty	2007	310,000	—	480,089	26,891	77,417	894,397
Chief Operating Officer	2006	310,000	190,000	175,550	—	—	675,550
Charles C. Hunter	2007	250,000	—	198,164	9,685	—	457,849
Executive Vice President,	2006	250,000	75,000	83,954	—	—	408,954
General Counsel and Secretary
Terrence J. Anderson	2007	250,000	—	205,963	20,972	—	476,935
Executive Vice President, Finance	2006	250,000	150,000	—	—	—	400,000
and Corporate Development
Ken A. Shulman	2007	250,000	—	161,012	16,130	—	427,142
Executive Vice President, Chief	2006	250,000	100,000	—	—	—	350,000
Technology Officer and Chief Information Officer

(1)	In 2008, the ad hoc compensation committee of the board of directors approved a discretionary $3 million bonus pool that will be allocated among our named executive officers and other employees. The bonus was accrued for in the fourth quarter of 2007. This pool was established to reward these individuals for their efforts in connection with the integration of ATX and InfoHighway as well as the continued progress with respect to various operating metrics. As of the date of this report, the portion of the pool that will be allocated to each of our named executive officers as their 2007 annual bonuses has not been determined. We expect such amounts to be determined in April 2008 and will file a Form 8-K promptly after this information is determined.

(2)	Represents the compensation cost we recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). For additional information on the calculation of the net compensation expense including the valuation assumptions used, please refer to note 12 of our audited consolidated financial statements.

(3)	Represents the compensation cost we recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). For additional information on the calculation of the net compensation expense including the valuation assumptions used, please refer to note 12 of our audited consolidated financial statements.

(4)	Represents company paid travel ($28,080) and lodging ($63,875) expenses incurred by Mr. Robinson and the value of non-cash compensation received by Mr. Rinker and Mr. Crotty in connection with their acquisition of company owned automobiles.

GRANTS OF PLAN-BASED AWARDS TABLE

			All Other Stock
			Awards:
			Number of	All Other Option
			Shares of	Awards: Number of
			Stock or	Securities	Exercise Price of	Grant Date Fair
	Grant		Units (#)	Underlying Options (#)	Option Awards	Value of Option
Name	Date		(1)	(1)	($/Unit)	Awards(2)

Michael K. Robinson	4/20/07	(3)	3,683	—	—	—
	4/20/07	(3)	—	451	$137.50	$25,396
	4/20/07	(4)	—	5,415	$137.50	$304,919
Corey Rinker	4/20/07	(3)	933	—	—	—
	4/20/07	(4)	155
	4/20/07	(4)	—	774	$137.50	$43,584
Brian P. Crotty	4/20/07	(3)	2,243	—	—	—
	4/20/07	(4)	430
	4/20/07	(4)	—	2,149	$137.50	$121,010
Charles C. Hunter	4/20/07	(3)	863	—	—	—
	4/20/07	(4)	155
	4/20/07	(4)	—	774	$137.50	$43,584
Terrence J. Anderson	4/20/07	(3)	1,958	—	—	—
	4/20/07	(4)	335
	4/20/07	(4)	—	1,676	$137.50	$94,376
Kenneth A. Shulman	4/20/07	(3)	1,203	—	—	—
	4/20/07	(4)	258
	4/20/07	(4)	—	1,289	$137.50	$72,584

(1)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes.

(2)	The amounts shown in this column do not reflect realized compensation for the named executive officers; rather, they reflect our accounting expense, specifically the fair value of stock option awards as of the date of grant calculated in accordance with SFAS No. 123(R).

(3)	Award was entirely vested upon grant.

(4)	Award will vest in equal annual installments at the end of March of 2008, 2009 and 2010.

Narrative Disclosure Relating to Summary Compensation and Grants of Plan-Based Awards Tables

Chief Executive Officer Employment Agreement

On February 10, 2005, we entered into an employment agreement with Mr. Robinson, pursuant to which he agreed to serve as our Chief Executive Officer for a three-year term with automatic one-year renewals. Mr. Robinson is entitled to a minimum base salary and is eligible to receive an annual bonus, as determined by our board, with a target bonus of between 30% and 100% of his annual base salary. If Mr. Robinson’s employment is terminated by us other than for cause, death or disability, by Mr. Robinson for good reason, or if we fail to extend the employment agreement, Mr. Robinson is entitled to (i) an amount equal to 100% of the sum of (a) his annual base salary and (b) the average of the annual cash performance bonus paid to Mr. Robinson over the previous three fiscal years, such amount to be paid in equal installments over 12 months, and (ii) immediate vesting of any unvested restricted stock. Additionally, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross up payment to make him whole for any excise tax he is required to pay.

Under the employment agreement, Mr. Robinson has agreed to a non-compete provision pursuant to which he cannot compete with us for a period of one year following any termination of his employment. Mr. Robinson is also subject to a non-solicit covenant which prohibits him from soliciting, among others, our officers and employees for a period of two years following the termination of his employment. The employment agreement also contains customary confidentiality provisions.

Employment Agreements with Other Named Executive Officers

We are currently a party to substantially similar employment agreements with Messrs. Rinker, Crotty, Hunter, Anderson and Shulman. Pursuant to these employment agreements, each executive agreed to serve as an executive officer for a one-year term with automatic one-year renewals. Each executive is entitled to a minimum base salary and is eligible to receive an annual bonus with the target bonus and actual cash bonus amount to be determined by the board each fiscal year. Upon a termination of employment (i) by us other than for cause, death or disability, (ii) as a result of our failure to renew his employment agreement, or (iii) in the case of Mr. Anderson and Mr. Shulman only, the executive’s resignation for “good reason” (as defined in the employment agreement), the executive will be entitled to continue to receive his base salary for a period of one year following termination.

Messrs. Crotty, Rinker, Hunter and Shulman are barred from competing with us for a period of one year following any termination of employment. Mr. Anderson’s employment agreement contains a non-compete provision pursuant to which he cannot compete with us until the earlier of the date on which his severance payments cease or the date which is one year following the termination of his employment. Each employment agreement also contains non-solicit provisions which prohibit the executive from soliciting, among others, our officers and employees for a period of two years following the termination of his employment. The employment agreements also contain customary confidentiality provisions.

Management Incentive Plan

In February 2007, our board adopted the MIP, pursuant to which we may grant options and restricted stock to our named executive officers (and certain other key management employees). Grants of shares or options under the plan are be valued at the fair market value at the time of grant and approved by our board. Each option granted pursuant to the MIP is designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in order to avoid the imposition of a 20% penalty tax to our named executive officers (and other participants). If a participating employee is terminated by us or our successor without cause following a change in control of the company, all options and shares of restricted stock granted to the named executive officer pursuant to the MIP will immediately vest. An initial public offering will not constitute a change in control.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards(1)				Stock Awards(1)
	Number of Units	Number of Units
	Underlying	Underlying			Number of	Market Value
	Unexercised	Unexercised			Units That	of Units That
	Options	Options	Option		Have Not	Have Not
	(#)	(#)	Exercise Price	Option	Vested	Vested
Name	Exerciseable	Unexerciseable(2)	($)	Expiration Date	(#)(2)	($)(3)

Michael K. Robinson(1)	451	5,415	$137.50	3/30/2010	—	—
Corey Rinker(1)	—	774	$137.50	3/30/2010	155	$21,313
Brian P. Crotty(1)	—	2,149	$137.50	3/30/2010	430	$59,125
Charles C. Hunter(1)	—	774	$137.50	3/30/2010	155	$21,313
Terrence J. Anderson(1)	—	1,676	$137.50	3/30/2010	335	$46,063
Ken A. Shulman(1)	—	1,289	$137.50	3/30/2010	258	$35,475

(1)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes.

(2)	Award will vest in equal annual installments at the end of March of 2008, 2009 and 2010.

(3)	The market value of the shares assumes a price of $137.50 per unit which represents the fair market value of a unit as of December 31, 2007, determined in reliance on a valuation performed in March 2007.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR

The following table provides information for each named executive officer with respect to the shares of restricted stock which vested during 2007 and with respect to the stock option award exercises during 2007 including the number of shares acquired upon exercise and the resulting value realized from the exercise.

			Stock Awards
			Number of Units
			Acquired on	Value Realized
	Class or Series		Vesting	on Vesting
Name	of Stock		(#)(3)	($)

Michael K. Robinson		(1)	250	$163,462
		(2)	3,183	$437,663
Corey Rinker		(1)	135	$88,270
		(2)	618	$85,030
Brian P. Crotty		(1)	225	$147,116
		(2)	1,718	$236,280
Charles C. Hunter		(1)	105	$68,654
		(2)	618	$85,030
Terrence J. Anderson		(1)	—	—
		(2)	1,676	$184,360
Ken A. Shulman		(1)	—	—
		(2)	1,289	$141,790

(1)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of either Series A preferred stock or Series B preferred stock and 25 shares of Class A common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes. The market value of the units acquired upon vesting is based on a unit price of $653.85 per unit. The amounts shown in the Value Realized on Vesting column is calculated by multiplying the number of units by the fair value of the underlying shares on the vesting date.

(2)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes. The market value of the units acquired upon vesting is based on a unit price of $137.50 per unit. The amounts shown in the Value Realized on Vesting column is calculated by multiplying the number of units by the fair value of the underlying shares on the vesting date.

Potential Payments Upon Termination Or Change In Control

Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table, upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, and (iv) a change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2007, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. For purposes of the MIP, “change in control” means (i) the sale or disposition of the assets of the Company; or (ii) any person or group becomes the beneficial owner of more than 50% of the total voting power of the voting stock of the Company pursuant to a transaction where the “investors” (as defined in the MIP) cease to control the board.

				Value of Tax
		Cash Severance	Equity Acceleration	Gross-Up
Name	Event	($)	($)(1)	($)(2)	Total ($)

Michael K. Robinson	Voluntary Termination	0	0	0	0
	Involuntary Termination	700,000	304,919	0	1,004,919
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0
Corey Rinker	Voluntary Termination	0	0	0	0
	Involuntary Termination	260,000	0	0	260,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0
Brian P. Crotty	Voluntary Termination	0	0	0	0
	Involuntary Termination	310,000	0	0	310,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0
Charles C. Hunter	Voluntary Termination	0	0	0	0
	Involuntary Termination	250,000	0	0	250,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0
Terrence J. Anderson	Voluntary Termination	0	0	0	0
	Involuntary Termination	250,000	0	0	250,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0
Ken A. Shulman	Voluntary Termination	0	0	0	0
	Involuntary Termination	250,000	0	0	250,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0

(1)	The calculation of the value of the equity acceleration is determined by calculating the number of units that would vest in connection with the applicable event (each unit representing 1 share of either Series A preferred stock or Series B preferred stock and 25 shares of Class A common stock) and multiplying it by $653.85, which represents the fair market value of a unit as of December 31, 2007, determined in reliance on a valuation performed in March 2007.

(2)	Pursuant to the terms of Mr. Robinson’s employment agreement, in the event that any payment under the agreements constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to cover the 20% excise tax which may be imposed on such payment pursuant to Section 4999 of the Internal Revenue Code (amount shown is estimate).

DIRECTOR COMPENSATION

During 2007, no compensation was paid to any of our directors, primarily due to their status as significant shareholders. In the event that new directors are elected to our board who are neither executives, nor significant shareholders, we may compensate such individual for their role on the board and board committees. It is anticipated that the compensation for such members of the board would be approved by our board that may be in place at that time. Our directors are reimbursed for normal and customary expenses submitted in association with their participation at board meetings and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and footnotes set forth, as of December 31, 2007, certain information regarding the beneficial ownership of our capital stock by:

•	each stockholder known by us to beneficially own more than 5% of each class of our outstanding stock;

•	each of our directors and executive officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the address for each shareholder listed is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite 501, Rye Brook, NY 10573. Except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated. For purposes of calculations in the following chart, as of December 31, 2007, there were 9,342,880 shares outstanding of Class A Common Stock, 324,800 shares outstanding of Class B Common Stock, 87,254 shares outstanding of Series A Preferred Stock, 100,702 shares outstanding of Series A-1 Preferred Stock, 91,202 shares outstanding of Series B Preferred Stock, 64,986 shares outstanding of Series B-1 Preferred Stock and 12,992 shares outstanding of Series C Preferred Stock. Beneficial ownership is determined in accordance with SEC rules and generally represents voting or investment power with respect to securities. Shares of common stock subject to issuance upon conversion of our preferred stock, exercise of options and warrants within 60 days of the date hereof are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Warrants issued in connection with the InfoHighway merger are not exercisable within 60 days of the date hereof.

			Class A				Class B
	Class A		Common Stock on an		Class B		Common Stock on an
	Common Stock		As-Converted Basis(1)		Common Stock		As-Converted Basis(1)
	Amount		Amount		Amount		Amount
	and	Percent of	and	Percent of	and	Percent of	and	Percent of
	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding
	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares
	Ownership	of Class	Ownership	of Class	Ownership	of Class	Ownership	of Class

Steven F. Tunney(2)	4,698,987	50.3%	10,036,024	68.4%
B. Hagen Saville(2)	4,698,987	50.3%	10,036,024	68.4%
Samuel G. Rubenstein(2)	4,698,987	50.3%	10,036,024	68.4%
John S. Patton, Jr(2)	4,698,987	50.3%	10,036,024	68.4%
David C. Ruberg(3)	1,508,506	16.1%	3,221,879	29.1%
Robert Manning(3)	1,508,506	16.1%	3,221,879	29.1%
Peter J. Barris(4)	821,345	8.8%	1,754,235	17.1%
Michael Robinson(5)					92,075	28.3%	158,620	40.5%
Brian Crotty(6)					56,075	17.3%	96,602	26.4%
Terrence J. Anderson(7)					48,950	15.1%	84,328	23.4%
Kenneth A. Shulman(8)					30,075	9.3%	51,811	15.0%
Corey Rinker(9)					23,325	7.2%	40,183	11.8%
Charles Hunter(10)					21,575	6.6%	37,168	10.9%
Directors and Executive Officers as a Group(11)	7,028,838	75.2%	15,012,139	86.6%	272,075	83.8%	468,711	89.9%
MCG(2)	4,698,987	50.3%	10,036,024	68.4%
Baker(3)	1,508,506	16.1%	3,221,879	29.1%
NEA(4)	821,345	8.8%	1,754,235	17.1%
Com Ventures(12)	360,109	3.9%	769,123	7.9%
WPG(13)	224,072	2.4%	478,575	5.0%
Apollo(14)	165,965	1.8%	354,469	3.7%
Trimaran(15)	128,985	1.4%	275,487	2.9%

(1)	The calculation of Class A Common Stock on an As-Converted Basis includes all shares of Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock and Series B-1 Preferred Stock and warrants and options convertible or exercisable into Class A Common Stock within 60 days of December 31, 2007. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class A Common Stock upon a change of control or qualifying initial public offering.

The calculation of Class B Common Stock on an As-Converted Basis includes all shares of Series C Preferred Stock, warrants and options convertible or exercisable into Class B Common Stock within 60 days of December 31, 2007. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class B Common Stock upon a change of control or qualifying initial public offering.

(2)	MCG beneficially owns (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock and (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock. Each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton are officers of MCG Capital Corporation. By virtue of such relationship, each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton, may be deemed to beneficially own the shares listed as beneficially owned by MCG. Each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton disclaims beneficial ownership of such shares.

(3)	Baker beneficially owns (i) 38,119 shares of our Series B Preferred Stock, which represents 41.8% of the outstanding shares of our Series B Preferred Stock and (ii) 22,221 shares of our Series B-1 Preferred Stock, which represents 34.2% of the outstanding shares of our Series B-1 Preferred Stock. Each of Mr. Ruberg and Mr. Manning are managers of the general partners of Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P. By virtue of such relationship, each of Mr. Ruberg and Mr. Manning may be deemed to beneficially own the shares listed as beneficially owned by Baker. Each of Mr. Ruberg and Mr. Manning disclaims beneficial ownership of such shares.

(4)	NEA beneficially owns (i) 20,838 shares of our Series B Preferred Stock, which represents 22.8% of the outstanding shares of our Series B Preferred Stock and (ii) 12,016 shares of our Series B-1 Preferred Stock, which represents 18.5% of the outstanding shares of our Series B-1 Preferred Stock. Mr. Barris is the managing general partner of New Enterprise Associates VII, L.P., New Enterprise Associates 9, L.P., New Enterprise Associates 10, L.P. and NEA Presidents Fund. By virtue of such relationship, Mr. Barris may be deemed to beneficially own the shares listed as beneficially owned by NEA. Mr. Barris disclaims beneficial ownership of such shares.

(5)	Mr. Robinson beneficially owns 3,683 shares of our Series C Preferred Stock, which represents 28.3% the outstanding shares of our Series C Preferred Stock.

(6)	Mr. Crotty beneficially owns 2,243 shares of our Series C Preferred Stock, which represents 17.3% of the outstanding shares of our Series C Preferred Stock.

(7)	Mr. Anderson beneficially owns 1,958 shares of our Series C Preferred Stock, which represents 15.1% of the outstanding shares of our Series C Preferred Stock.

(8)	Mr. Shulman beneficially owns 1,203 shares of our Series C Preferred Stock, which represents 9.3% of the outstanding shares of our Series C Preferred Stock.

(9)	Mr. Rinker beneficially owns 933 shares of our Series C Preferred Stock, which represents 7.2% of the outstanding shares of our Series C Preferred Stock.

(10)	Mr. Hunter beneficially owns 863 shares of our Series C Preferred Stock, which represents 6.6% of the outstanding shares of our Series C Preferred Stock.

(11)	The Directors and Executive Officers as a group beneficially own (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock, (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock, (iii) 58,957 shares of our Series B Preferred Stock, which represents 64.6% of the outstanding shares of our Series B Preferred Stock, (iv) 34,237 shares of our Series B-1 Preferred Stock, which represents 52.7% of the outstanding shares of our Series B-1 Preferred Stock and (v) 10,833 shares of our Series C Preferred Stock, which represents 83.8% of the outstanding shares of our Series C Preferred Stock.

(12)	Com Ventures beneficially owns (i) 10,191 shares of our Series B Preferred Stock, which represents 11.2% of the outstanding shares of our Series B Preferred Stock and (ii) 4,213 shares of our Series B-1 Preferred Stock, which represents 6.5% of the outstanding shares of our Series B-1 Preferred Stock.

(13)	WPG beneficially owns (i) 6,418 shares of our Series B Preferred Stock, which represents 7.0% of the outstanding shares of our Series B Preferred Stock and (ii) 2,545 shares of our Series B-1 Preferred Stock, which represents 3.9% of the outstanding shares of our Series B-1 Preferred Stock.

(14)	Apollo beneficially owns 6,639 shares of our Series B-1 Preferred Stock, which represents 10.2% of the outstanding shares of our Series B-1 Preferred Stock.

(15)	Trimaran beneficially owns 5,159 shares of our Series B-1 Preferred Stock, which represents 7.9% of the outstanding shares of our Series B-1 Preferred Stock.

The Company has filed a registration statement on Form S-1 (File No. 333-147720) in connection with its initial public offering. An initial public offering may result in a change of control of the Company.

Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
				Number of Remaining
	Number of			Units Available
	Restricted	Number of	Exercise Price of	for Future Issuance
	Stock	Options	Outstanding	under Equity
Plan Category	Units(1)	Units(1)	Option Units	Compensation Plans

Equity compensation plans approved by security holders(2)	14,402	20,900	$137.50	17,030
Total	14,402	20,900	$137.50	17,030

(1)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes.

(2)	For a description of the material features of the MIP, see the section entitled “Executive Compensation — Compensation Discussion & Analysis.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Amended and Restated Shareholders Agreement

We are party to an amended and restated shareholders agreement with MCG, Baker, NEA, ComVentures, WPG, and certain other shareholders of Broadview. The agreement governs certain rights of such shareholders as set forth below. This summary is not a complete description of all the terms of the agreement.

The agreement imposes certain transfer restrictions on our securities and grants certain rights to the parties to the agreement, including, among other things, rights of first offer, drag-along rights and tag-along rights. Those participation rights, and certain other rights granted under the agreement, will terminate following an initial public offering of common stock, if the common stock so offered nets proceeds to us of not less than $50 million, or a Qualified Public Offering. Certain shareholders also have the right to participate in the issuance or sale of our shares on a pro-rata basis under the agreement.

The agreement, and our charter, provide that prior to a Qualified Public Offering, MCG will have the right to elect up to four directors to our board of directors; Baker will have the right to elect up to two directors; NEA will have the right to elect up to one director; and the InfoHighway stockholders will have the right to elect up to one director. If we do not consummate an exit transaction within six months from and after the date of an exit transaction notice from the holders of Series B Preferred Stock exercising the rights set forth in the preceding paragraph, the number of directors serving on the board of directors will increase by three. In that case, MCG will have the right to elect up to four directors, Baker will have the right to elect up to two directors, NEA will have the right to elect up to one director, the InfoHighway stockholders will have the right to elect up to one director and MCG, Baker, NEA and the InfoHighway stockholders will jointly select the remaining three directors.

The rights and obligations of each shareholder party to the agreement, except for the drag-along rights and registration rights of the parties, will terminate upon the earliest of: (i) such shareholder ceases to own our securities; (ii) a Qualified Public Offering; and (iii) any sale, lease, or other disposition of all or substantially all of our assets or any merger, reorganization, consolidation, or recapitalization transaction or any transaction in which the holders of our capital stock immediately prior to such transaction do not continue to own more than 50% of the voting power of the entity surviving such transaction.

Pursuant to the agreement, certain corporate action also requires the approval by holders of our Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock and/or the Series C-1 Preferred Stock. The agreement also contains certain registration rights pursuant to which certain shareholders received piggyback registration rights, demand registration rights and Form S-3 registration rights.

InfoHighway Merger

On November 13, 2007, our board of directors adopted a resolution appointing Raul Martynek as a director. Mr. Martynek was appointed to our board of directors following his nomination from the former InfoHighway stockholders pursuant to our amended and restated shareholders agreement.

Mr. Martynek was the former chief executive officer of InfoHighway. In connection with the InfoHighway acquisition, Mr. Martynek received approximately $1.5 million in cash, 696.589 shares of the Company’s Series B-1 Preferred Stock, 17,414.725 shares of the Company’s Class A Common Stock, and warrants to purchase 519.678 shares of Series B-1 Preferred Stock and 12,991.95 shares of the Company’s Class A Common Stock. A small portion of the foregoing is currently being held in escrow pursuant to the Indemnity Escrow Agreement, dated May 31, 2007, between the Company, the agent for the former InfoHighway stockholders and JP Morgan Chase Bank, N.A. Mr. Martynek also received an additional $340,000, which we will pay by January 2, 2008 or as soon as administratively practicable thereafter.

Employment Agreements

We have employment agreements with certain of our executive officers as described in the section entitled “Executive Compensation.”

Bridgecom Merger and the Transactions

On January 15, 2005, in connection with the Bridgecom merger, we entered into a note purchase agreement with MCG and other existing equity holders pursuant to which we issued senior unsecured subordinated notes due 2009, or the 2009 subordinated notes. Each of our domestic subsidiaries guaranteed the notes. MCG acted as administrative agent under the note purchase agreement. The aggregate principal amount of the notes was approximately $44.0 million, of which approximately $33.8 million was used to assume outstanding debt in favor of MCG and $10.2 million of notes were sold to the purchasers. The notes bore an interest rate of (i) 12% per annum through December 31, 2008 and (ii) 15% per annum from December 31, 2008 through December 31, 2009. On June 29, 2005, we amended the note purchase agreement and issued an additional $10.0 million in principal amount of such notes.

On July 20, 2006, we amended the note purchase agreement to issue an additional aggregate principal amount of $10.0 million of senior unsecured subordinated notes due 2007, or the 2007 subordinated notes, to MCG, Baker and NEA which was ratably allocated based on current beneficial ownership. Other than the initial maturity date, the 2007 subordinated notes were issued on substantially the same terms as the 2009 subordinated notes.

In August 2006, in connection with the issuance of the 2006 notes, we extinguished all outstanding senior unsecured subordinated debt, plus accrued interest, under the note purchase agreement, as amended. We converted approximately $73.8 million into common stock, Series A-1 and Series B-1 Preferred Stock, and repaid the remaining principal balance of approximately $0.97. We paid a conversion fee equal to two percent of the sum of the principal amount plus accrued interest with respect to all debt holders who converted to equity. This fee was approximately $1.5 million and was recorded in interest expense.

Interest expense on all borrowings for the years ended December 31, 2005 and 2006 amounted to approximately $15,461,000 and $19,625,000, respectively.

We reimbursed the holders of our 2009 subordinated notes and 2007 subordinated notes for expenses incurred in connection with the offering of our 2006 notes. In connection with the Transactions, we reimbursed MCG for certain legal expenses.

Policies and Procedures Regarding Transactions with Related Persons

Any transaction of the Company that is required to be reported under Item 404(a) of Regulation S-K is disclosed to the full board of directors and is reviewed and approved in accordance with applicable law. In addition, our shareholders agreement and the indenture governing our notes contains provisions restricting our ability to enter into transactions with affiliates. Any such transaction must be made on terms no less favorable to us than it would be if we entered into a similar relationship with an unaffiliated third party. Other than the provisions in the shareholders agreement and the indenture governing our notes we do not have written policies and procedures evidencing the foregoing. The entire board is responsible for overseeing the application of these polices and procedures.

Director Independence

At this time the independence requirements of Rule 4200 of NASDAQ and SEC Rule 10A-3 are not applicable to the Company. As a result, we have not assessed the independence of the members of the board of directors.

Item 14.	Principal Accountant Fees and Services

Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2006 and 2007 (in thousands):

	2006	2007

Audit Fees	$1,652	$2,304
Audit-Related Fees	414	423
Tax Fees	95	154
Other	—	—

Total Fees	$2,161	$2,881

Fees for audit services include fees associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q, accounting consultation and work incurred in connection with the filing of our registrations statements. Audit related fees principally include fees associated with audits and due diligence completed in connection with acquisitions. Tax fees included tax compliance, tax advice and tax planning. All fees charged by Ernst & Young LLP, our independent registered public accounting firm, were reviewed and approved by the Board of Directors.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Schedules

The following financial statements and schedules listed below are included in this Form 10-K.

Financial Statements (See Item 8)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005

Notes to Consolidated Financial Statements

Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at		Other
	Beginning of	Charges to	Accounts		Deductions	Balance at
Description	Period	Expenses	Note(a)		Note(b)	End of Period
	(Dollars in thousands)

Allowance for Uncollectible Accounts Receivable:
Year Ended December 31, 2005	908	3,823	8,874		(6,910)	6,695
Year Ended December 31, 2006	6,695	6,384	4,724		(9,832)	7,971
Year Ended December 31, 2007	7,971	6,546	5,380		(9,815)	10,082
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2005	—	—	(84,642	)(c)	—	(84,642)
Year Ended December 31, 2006	(84,642)	—	83,668	(d)		(974)
Year Ended December 31, 2007	(974)	—	(49,221	)(e)	—	(50,195)

(a)	Allowance for Uncollectible Accounts Receivable includes $5,481, $3,485 and $1,273 of allowances for uncollectible accounts receivable as of acquisition dates from business combinations occurring during the year ended December 31, 2005, 2006 and 2007, respectively and recoveries of amounts previously written off.

(b)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.

(c)	Net effect of purchase accounting in relation to the 2005 merger and current year activity.

(d)	Net effect of the completion of the study of the available net operating loss carryforwards (“NOLs”) resulting from the 2005 merger and current year activity.

(e)	Net effect of purchase accounting in relation to 2007 merger and current year activity.

(b)	Exhibits

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of June 26, 2006, by and among Broadview Networks Holdings, Inc., ATX Communications, Inc., the stockholders of ATX Communications, Inc. and, for the limited purposes set forth therein, Leucadia National Corporation.(a)
2.2	Agreement and Plan of Merger, dated as of February 23, 2007, by and among Broadview Networks Holdings, Inc., Eureka Acquisition Corporation, Eureka Broadband Corporation, the significant stockholders of Eureka Broadband Corporation set forth therein and Jeffrey Ginsberg, as agent for the stockholders of Eureka Broadband Corporation.(a)

Exhibit
No.	Description

3.1	Tenth Amended and Restated Certificate of Incorporation, dated May 31, 2007, of Broadview Networks Holdings, Inc.*
3.2	Second Amended and Restated Bylaws of Broadview Networks Holdings, Inc.(a)
4.1	Indenture, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.2	Supplemental Indenture, dated as of September 29, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.3	Form of Exchange 11 3/8% Senior Secured Note due 2012.(a)
4.4	Form of Guarantee of Exchange 11 3/8% Senior Secured Note due 2012.(a)
4.5	Second Supplemental Indenture, dated as of May 14, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.6	Third Supplemental Indenture, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.7	Security Agreement, dated as of August 23, 2006, by and among by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)
4.8	Supplement to the Security Agreement, dated as of September 29, 2006, by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)
4.9	Second Supplement to the Security Agreement, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)
10.1	Management Incentive Plan, dated as of February 9, 2007, of Broadview Networks Holdings, Inc.(a)(d)
10.2	Employment Agreement, dated as of February 10, 2005, by and between Broadview Networks Holdings, Inc. and Michael K. Robinson.(a)(d)
10.3	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Brian Crotty.(a)(d)
10.4	Employment Agreement, dated as of January 14, 2004, by and between Broadview Networks Holdings, Inc. and Terrence J. Anderson.(a)(d)
10.5	Employment Agreement, dated as of January 14, 2005, by and between Broadview Networks Holdings, Inc. and Kenneth Shulman.(a)(d)
10.6	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Charles Hunter.(a)(d)
10.7	Employment Agreement, dated as of March 3, 2994, by and between Bridgecom Holdings, Inc. and Corey Rinker.(a)(d)
10.8	Credit Agreement, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)
10.9	Collateral Agreement, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.10	Supplement to the Collateral Agreement, dated as of October 20, 2006, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.11	Second Supplement to the Collateral Agreement, dated as of June 26, 2007, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.12	Guaranty Agreement, dated as of August 23, 2006, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

Exhibit
No.	Description

10.13	Supplement to the Guaranty Agreement, dated as of October 20, 2006, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.14	Second Supplement to the Guaranty Agreement, dated as of June 26, 2007, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.15	Intercreditor Agreement, dated as of August 23, 2006, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.16	Joinder to the Intercreditor Agreement, dated as of October 20, 2006, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.17	Amendment No. 1 to the Intercreditor Agreement, dated as of May 10, 2007, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.18	Joinder No. 2 to the Intercreditor Agreement, dated as of June 26, 2007, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.19	Third Amended and Restated Shareholders Agreement, by and among Broadview Networks Holdings, Inc. and the shareholders named therein, dated as of May 31, 2007.(b)
10.20	Indemnity Escrow Agreement, dated May 31, 2007, between Broadview Networks Holdings, Inc., the agent for the former stockholders of Eureka Broadband Corporation and JP Morgan Chase Bank, N.A.(b)
10.21	1997 Stock Option Plan.(c)(d)
10.22	2000 Stock Option Plan.(c)(d)
12.1	Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Broadview Networks Holdings, Inc.*
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-4/A filed on October 16, 2007 (File No. 333-142946).

(b)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 8-K filed on November 19, 2007 (File No. 333-142946).

(c)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-1 filed on November 30, 2007 (File No. 333-147720).

(d)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2008.

BROADVIEW NETWORKS HOLDINGS, INC.

By:	/s/ Michael K. Robinson
Name:     Michael K. Robinson

Title:	Chief Executive Officer, President and Assistant Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Robinson Michael K. Robinson	President, Chief Executive Officer and Assistant Treasurer (Principal Executive Officer)	March 31, 2008

/s/ Corey Rinker Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Steven F. Tunney Steven F. Tunney	Director	March 31, 2008

/s/ Samuel G. Rubenstein Samuel G. Rubenstein	Director	March 31, 2008

/s/ John S. Patton, Jr. John S. Patton, Jr.	Director	March 31, 2008

/s/ B. Hagen Saville B. Hagen Saville	Director	March 31, 2008

/s/ David C. Ruberg David C. Ruberg	Director	March 31, 2008

/s/ Robert Manning Robert Manning	Director	March 31, 2008

/s/ Peter J. Barris Peter J. Barris	Director	March 31, 2008

/s/ Raul Martynek Raul Martynek	Director	March 31, 2008

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.