Form 10-Q
period 2008-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2008-05-15
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 333-147720
Broadview Networks Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3310798
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

800 Westchester Avenue, Suite N501 Rye Brook, NY 10573	10573
(Address of principal executive offices)	(Zip code)
(914) 922-7000
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at May 14, 2008
Class A Common Stock, $.01 par value per share	9,342,880
Class B Common Stock, $.01 par value per share	360,050

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report contains both historical and “forward-looking statements.” All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Broadview, the following, among other things, risks associated with:
•	our history of operating losses;

•	our substantial indebtedness;

•	the elimination or relaxation of certain regulatory rights and protections;

•	anti-competitive behavior engaged in by incumbent local exchange carriers;

•	the failure to anticipate and keep up with technological changes;

•	our ability to provide services and systems at competitive prices;

•	payment issues with incumbent local exchange carriers, interexchange carriers and wholesale customers;

•	billing and other disputes with vendors;

•	the highly competitive nature of the communications market in which we operate and declining prices for communications services;

•	continued industry consolidation;

•	the recent intellectual property infringement litigation involving the provision of Voice over Internet Protocol (“VoIP”) services;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the credit facility;

•	servicing our indebtedness;

•	government regulation;

•	regulatory uncertainties in the communications industry;

•	increased regulation of Internet-protocol-based service providers;

•	declining prices for communications services;

•	the ability to maintain certain real estate leases and agreements;

•	system disruptions or the failure of our information systems to perform as expected;

•	interruptions in the business operations of third party service providers;

•	the loss of our customers;

•	the ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	the financial difficulties by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to efficiently integrate InfoHighway into our operations or the failure to successfully engage in future acquisitions;

•	misappropriation of our intellectual property and proprietary rights;

•	the possibility of incurring liability for information disseminated through our network; and

•	compliance with Section 404 of Sarbanes-Oxley.
     Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as may be required under federal securities laws.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,627	$41,998
Accounts receivable, less allowance for doubtful accounts of $10,899 and $10,082	58,906	56,426
Other current assets	8,200	8,463

Total current assets	92,733	106,887

Property and equipment, net	80,209	77,373
Goodwill	96,237	96,154
Intangible assets, net of accumulated amortization of $120,552 and $109,335	71,624	82,841
Other assets	18,919	18,543

Total assets	$359,722	$381,798

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$18,427	$21,247
Accrued expenses and other current liabilities	39,650	43,952
Taxes payable	8,282	10,818
Deferred revenues	11,218	10,148
Current portion of capital lease obligations and equipment notes	3,151	3,136

Total current liabilities	80,728	89,301

Long-term debt	304,545	304,740
Deferred rent payable	2,399	2,628
Capital lease obligations and equipment notes, net of current portion	6,255	6,114
Deferred income taxes payable	1,369	1,141
Other	606	589

Total liabilities	395,902	404,513

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000, issued and outstanding 9,342,880 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $127,597 and $123,880	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $147,263 and $142,973	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,202 shares entitled in liquidation to $133,370 and $129,485	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued and outstanding 64,986 shares entitled in liquidation to $95,033 and $92,265	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $13,624 and $13,011	—	—
Additional paid-in capital	140,386	140,270
Accumulated deficit	(176,681)	(163,100)

Total stockholders’ deficiency	(36,180)	(22,715)

Total liabilities and stockholders’ deficiency	$359,722	$381,798

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended March 31,
	2008	2007

Revenues	$123,543	$95,821
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	66,021	49,547
Selling, general and administrative (includes share-based compensation of $116 and $163)	41,740	37,651
Software development	547	599
Depreciation and amortization	19,216	16,079

Total operating expenses	127,524	103,876

Loss from operations	(3,981)	(8,055)
Other income	—	47
Interest expense	(9,528)	(6,710)
Interest income	271	259

Loss before provision for income taxes	(13,238)	(14,459)
Provision for income taxes	(343)	(793)

Net loss	(13,581)	(15,252)
Dividends on preferred stock	(15,352)	(12,309)
Modification of preferred stock	—	(95,622)

Loss available to common shareholders	$(28,933)	$(123,183)

Loss available per common share — basic and diluted	$(2.98)	$(13.92)

Weighted average common shares outstanding — basic and diluted	9,702,930	8,848,454

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(13,581)	$(15,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,983	7,270
Amortization and write-off of deferred financing costs	664	438
Amortization of intangible assets	11,233	8,809
Amortization of bond premium	(195)	—
Provision for doubtful accounts	1,586	964
Share-based compensation	116	163
Deferred income taxes	228	474
Other	—	(29)
Changes in operating assets and liabilities:
Restricted cash	—	(5)
Accounts receivable	(4,066)	398
Prepaid expenses and other current assets	263	456
Other assets	(1,040)	(207)
Accounts payable	(2,820)	(20)
Accrued and other current liabilities	(4,301)	(27,010)
Taxes payable	(2,536)	(588)
Deferred revenue	1,070	7
Deferred rent	(229)	(4)
Other liabilities	—	56

Net cash used in operating activities	(5,625)	(24,080)

Cash flows from investing activities
Purchase of property and equipment	(10,819)	(6,863)
Other	(83)	(19)

Net cash used in investing activities	(10,902)	(6,882)

Cash flows from financing activities
Proceeds from capital lease financing and equipment notes	993	1,479
Payments on capital lease obligations and equipment notes	(837)	(994)

Net cash provided by financing activities	156	485

Net decrease in cash and cash equivalents	(16,371)	(30,477)
Cash and cash equivalents at beginning of period	41,998	43,952

Cash and cash equivalents at end of period	$25,627	$13,475

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2007 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
     The Company is an integrated communications company whose primary interests consist of wholly-owned subsidiaries Broadview Networks, Inc. (“BNI”), Bridgecom Holdings, Inc. (“BH”), Corecomm-ATX, Inc. (“ATX”) and Eureka Broadband Corporation (“Eureka”, “InfoHighway” or “IH”). The Company also provides phone systems and other customer service offerings through its subsidiary, Bridgecom Solutions Group, Inc. (“BSG”). The Company was founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial and residential customers in the northeast United States.
2. Significant Accounting Policies
Significant Vendor
     The Company purchases approximately 66% of its telecommunication services from one vendor. Accounts payable and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets include approximately $25,000 and $24,500 as of March 31, 2008 and December 31, 2007, respectively, due to this vendor.
Comprehensive Income
     Comprehensive income represents the change in net assets of a business enterprise during a period from non-owner sources. For the three months ended March 31, 2008 and 2007, our net loss was the only item of other comprehensive income.
Use of Estimates
     The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically reviews such estimates and assumptions as circumstances dictate. Actual results could differ from those estimates.
3. Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 did not have a material impact on the Company’s financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
3. Recent Accounting Pronouncements (continued)
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on the financial statements of the Company, as we did not elect the fair value provisions of this statement.
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
4. InfoHighway Acquisition
     On February 23, 2007, we entered into an agreement and plan of merger to acquire all of the outstanding capital stock of Eureka Broadband Corporation, a competitive local exchange carrier operating primarily in the northeastern United States, in a transaction that closed on May 31, 2007. The purchase price consisted of a combination of cash and equity securities, including warrants to acquire 16,976 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock. The warrants are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit. Should the final exercise price of the warrants be determined to be less than $883.58 per unit, at each of the measurement periods in the second quarters of 2008 and 2009, the Company will record additional merger consideration and related goodwill at such point of determination.
5. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	March 31,	December 31,
	2008	2007

Recurring network costs and other operating accruals	$24,812	$23,488
Accrued interest(a)	2,844	11,375
Merger transaction costs(b)	1,642	2,090
Payroll related liabilities	8,353	6,840
Other	1,999	159

Total accrued expenses and other current liabilities	$39,650	$43,952

(a)	Represents accrued interest on the Senior Secured Notes. Interest is paid semi-annually on March 1 and September 1 of each year.

(b)	The accrual for merger transaction costs consists of the following:

	ATX	InfoHighway	Lease
	Severance	Severance	Terminations	Other	Total

Balance at December 31, 2007	$287	$1,086	$632	$85	$2,090
Payments	(130)	(229)	(59)	(30)	(448)

Balance at March 31, 2008	$157	$857	$573	$55	$1,642

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
6. Debt
Senior Secured Notes
     On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, we completed an additional offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The remaining unamortized bond premium of $4,545 at March 31, 2008 is included in long term debt. For the three months ended March 31, 2008, bond premium amortization amounted to $195 and was recorded to interest expense using the effective interest rate method.
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
     The Indenture contains covenants limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at March 31, 2008.
Revolving $25,000 Senior Credit Facility
     On August 23, 2006, the Company entered into a five year, Revolving $25,000 Senior Credit Facility (“Revolving Credit Facility”). Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. The Company did not have any borrowings outstanding on the Revolving Credit Facility at March 31, 2008 and December 31, 2007.
     The Revolving Credit Facility also has a sublimit of $9,000 for the issuance of letters of credit. On the consummation of the ATX acquisition in August 2006, $7,802 of letters of credit were issued in lieu of vendor security deposits. Such letters of credit were returned in March 2007 and we had no outstanding letters of credit drawn against this facility at March 31, 2008 and December 31, 2007.
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

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
6. Debt (continued)
     Certain of our assets have been pledged to the above creditors pursuant to the debt agreements. Each of our subsidiaries has guaranteed the outstanding debt. The parent company of these subsidiaries has no independent assets or operations and the guarantees are full and unconditional and joint and several.
7. Commitments and Contingencies
     The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2008 was in excess of $30,000. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accounts payable and accrued expenses and other current liabilities at March 31, 2008. It is possible that actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
     The Company has entered into commercial agreements with a vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996. For the three months ended March 31, 2008 and 2007, the Company met its minimum purchase obligations during each three month period. The agreements, which expire in 2010 and 2011 require certain minimum purchase obligations and contain fixed but escalating pricing over their term.
     The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations, or cash flows. For more information, see our Form 10-K for the year ended December 31, 2007.
8. Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings of which $18 was interest and penalties. In addition, we reduced $1,751 of a deferred tax asset and its associated valuation allowance. During the three months ended March 31, 2007 we recorded $7 of additional interest and penalties and classified such amounts as income tax expense. There were no corresponding amounts recorded during the three months ended March 31, 2008. Prior to the adoption of FIN 48, such expenses would have been recorded as interest expense. Our consolidated balance sheets at March 31, 2008 and December 31, 2007 include no liabilities for unrecognized income tax benefits.
     The Company completed a study in 2006 and in 2007 of its available net operating loss carryforwards (“NOLs”) resulting from previous mergers. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At March 31, 2008, the Company had net operating loss carryforwards available totaling approximately $130 million which expire through 2028. The Company has provided a full valuation allowance against the net deferred tax asset as of March 31, 2008 because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
9. Earnings per share
     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007

Loss available to common shareholders (Numerator):
Net loss	$(13,581)	$(15,252)
Dividends on preferred stock	(15,352)	(12,309)
Modification of preferred stock	—	(95,622)

Loss available to common shareholders	$(28,933)	$(123,183)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	9,342,880	8,848,454
Class B common stock	360,050	—

Total weighted average common shares outstanding — basic and diluted	9,702,930	8,848,454

Loss available per common share — basic and diluted	$(2.98)	$(13.92)

     For the three months ended March 31, 2008 and 2007, the Company had outstanding options, warrants, restricted stock units and preferred stock , which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
     Dividends accumulate on the Company’s Series A, A1, B and B1 Preferred Stock. Per SFAS No. 128, Earnings Per Share, loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. Dividends accumulated but undeclared for the three months ended March 31, 2008 and 2007 were $15.4 million and $12.3 million, respectively.
     In February 2007 there was a modification to the Series A, A1, B and B1 Preferred Stock that was accounted for as an extinguishment. As a result, $95.6 million, which is the difference between the fair value of these preferred shares at the time of the modification and their carrying value, was added to the Company’s net loss to arrive at a loss available to common shareholders at March 31, 2007. This event had no impact on the Company’s balance sheet as it has no net effect on the Company’s preferred share balances or on its additional paid-in capital balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2007 filed with the SEC.
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
     On May 31, 2007, we acquired Eureka Broadband Corporation (doing business as InfoHighway Communications) (“InfoHighway”). InfoHighway delivers voice and data services, as well as hosted and managed communications solutions, to business customers in the Northeastern United States. InfoHighway’s network-based solutions include a wide range of hosted private branch exchange converged services based on VoIP technology and high-bandwidth Internet access products. InfoHighway has large concentrations of customers in the New York metropolitan market, including Northern New Jersey. In addition, InfoHighway’s approximately 500 lit buildings in the New York and Washington D.C. metro areas allow us access to customers over a cost-effective shared infrastructure. The acquisition of InfoHighway has resulted in greater customer density and network utilization.
     On September 29, 2006, we acquired ATX Communications, Inc., which has provided us with broader opportunities in our existing markets and access to new markets and larger business customers. ATX delivers voice and data services, as well as hosted and managed communications solutions, to business customers throughout the Mid-Atlantic, including Southeastern Pennsylvania, with a concentration in the Philadelphia metro market. We believe this market, combined with Broadview’s and InfoHighway’s existing market strength in the New York metro area, makes us one of the market leaders in the Northeast and Mid-Atlantic corridor. The ATX acquisition as well as InfoHighway’s presence also enabled us to extend our geographic footprint within the Mid-Atlantic region and to serve additional cities such as Baltimore and Washington, D.C. ATX’s advanced data and managed service offerings enhanced our suite of products and services. In addition, ATX’s ability to provide high-capacity voice and data services to business customers complements our focus on providing integrated T-1 based services to new and existing customers. The integration of ATX is essentially complete.
     We have experienced significant operating losses, both prior to and following the ATX and InfoHighway acquisitions. In addition, ATX and InfoHighway each experienced significant operating losses prior to the respective acquisitions. We recorded operating losses of $4.0 million, $32.1 million, $17.2 million and $21.5 million for the three months ended March 31, 2008 and for the years ended December 31, 2007, 2006 and 2005, respectively. During the same periods, we also recorded net losses of $13.6 million, $65.5 million, $41.5 million and $38.9 million, respectively. We expect to continue to have losses for the foreseeable future, although we anticipate that the synergies we have identified through the combination of the three entities, if effectuated, may offer some areas of increasing operating efficiencies leading to potentially more profitable net results.

     Our business is subject to several trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. In addition, the telecommunications industry is also subject to trends, such as rapid technological changes, new entrants and declining prices, which may continue. The achievement of synergies, market share and customer density within our target markets may help mitigate any negative trends in the business.
     We are essentially complete with the integration of ATX and are actively engaged in the process of integrating InfoHighway into our operations. These transactions have resulted in greater business and network utilization to support margin expansion. With the addition of ATX and InfoHighway, we have identified certain expenses that have been eliminated or will be eliminated over the course of the integration periods. The expenses during the year ended December 31, 2007 that were incurred by us or the entities we acquired that have been eliminated or identified for elimination include approximately $4.2 million of costs related to cost of revenue items, approximately $11.7 million of costs related to headcount and approximately $2.0 million of costs related to selling, general and administrative (“SG&A”) items. These amounts are related to both the InfoHighway merger and the ATX acquisition. The expenses that have been eliminated or are expected to be eliminated include cost of revenue savings from service platform optimization, payroll and benefits for employees affected by job eliminations, expenses for a facility that will be affected by the consolidation of ATX, InfoHighway and Broadview back office operations and other SG&A savings achieved by eliminating duplicate functions and activities at the three entities. We believe that the financial, geographic and customer scale obtained through these business combinations enables us to pursue next generation services to deliver to our customers while rationalizing our back office and cost structure to further support margin improvement and cash flow generation. The final increase in our primary commercial agreement that provides for replacement UNE-P services went into effect during the first quarter of 2008 and will result in an annual increase of cost of approximately $3.5 million.
     As of March 31, 2008, we have approximately 280 sales, sales management and sales support employees, including approximately 150 direct quota-bearing sales representatives, who target small and medium sized business customers requiring four to 500 lines physically located within the footprint of our switching centers and our 246 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.
     We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Since the fourth quarter of 2005, and prior to the effects of our two acquisitions, we have experienced approximately 50% increase in revenue from T-1 based products. Combined data service revenue generated by Broadview, ATX and InfoHighway, including T-1/T-3, DSL, integrated T-1 and managed service revenue grew by approximately 180% from the third quarter of 2006 to the first quarter of 2008. Data service revenue currently comprises approximately 18% of our total retail revenue base, with typical gross profit margins of 60-70%.
     Our facilities-based network encompasses approximately 2,700 route miles of metro and long-haul fiber, 246 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as POTS and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of March 31, 2008, approximately two-thirds of our total lines were provisioned on-net.
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

Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2008	2007

Revenues:
Voice and data services	87.4%	89.6%
Wholesale	3.2%	3.4%
Access	6.0%	5.1%

Total network services	96.6%	98.1%
Other	3.4%	1.9%

Total revenues	100.0%	100.0%

Operating expenses:
Network services	51.5%	50.7%
Other cost of revenues	1.9%	1.0%
Selling, general and administrative	33.8%	39.3%
Software development	0.4%	0.6%
Depreciation and amortization	15.6%	16.8%

Total operating expenses	103.2%	108.4%

Loss from operations	(3.2%)	(8.4%)
Other income	0.0%	0.0%
Interest expense	(7.7%)	(7.0%)
Interest income	0.2%	0.3%

Loss before provision for income taxes	(10.7%)	(15.1%)
Provision for income taxes	(0.3%)	(0.8%)

Net loss	(11.0%)	(15.9%)

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
     We generate approximately 87% of our revenues from retail end customer voice and data products and services. Revenue from end customer data includes T-1/T-3, integrated T-1 data and other managed services trending to an increasing percentage of our overall revenue even as voice revenues, predominately POTS and long distance services, remain the core of our revenue base. Data cabling, service installation and wiring and phone systems sales and installation also form a small but growing portion of our overall business. We continue to focus on data, managed and hosted services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.
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
     The costs to obtain local loops, digital T-1 lines and high capacity digital interoffice transport facilities from the incumbent local exchange carriers vary by carrier and by state and are regulated under federal and state laws. Although rate freezes required as a condition of FCC approval of the Verizon Communications, Inc. (“Verizon”)-MCI merger have recently expired, we do not anticipate any significant changes in Verizon local loop, digital T-1 line or high capacity digital interoffice transport facility rates in the near future. Except for our lit buildings, in virtually all areas, we obtain local loops, T-1 lines and interoffice transport capacity from the incumbent local exchange carriers. We obtain interoffice facilities from carriers other than the incumbent local exchange carriers, where possible, in order to lower costs and improve network redundancy; however, in most cases, the incumbent local exchange carriers are our only source for local loops and T-1 lines.
     Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. Rates are subject to a surcharge that increased by a predetermined amount on each of the first, second and third anniversaries of the agreement term and is now fixed for the duration of the agreement term. The commercial agreements require certain minimum purchase obligations, which we have met in all of the years we were under these commercial agreements including the three months ended March 31, 2008.
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
     Determining our allowance for doubtful accounts receivable requires significant estimates. We consider two primary factors in determining the proper level of the allowance, including historical collections experience and the aging of the accounts receivable portfolio. We typically or in most cases perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with national databases for delinquent customers and, in some cases, requesting credit reviews through Dun & Bradstreet Corporation.
     During February 2008, we engaged a third party unrelated to our independent registered public accounting firm to help facilitate our compliance with Section 404 of Sarbanes-Oxley for publicly reporting companies for the year ended December 31, 2008. The costs we incur during 2008 to become compliant with Section 404 will be a direct increase to our general and administrative expenses. These costs totaled $90 for the three months ended March 31, 2008.
     In 2008, the ad hoc compensation committee of the board of directors approved a discretionary $3 million bonus pool that was allocated among our named executive officers and certain other employees. The bonus was accrued for in the fourth quarter of 2007. This pool was established to reward these individuals for their efforts in connection with the integration of ATX and InfoHighway as well as the continued progress with respect to various operating metrics. We determined the bonuses allocated to our named executives on April 25, 2008 and filed a Form 8-K with the SEC disclosing such bonus allocations on May 1, 2008.
Depreciation and Amortization
     Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, back-office systems, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with our mergers and acquisitions and software development costs. All internal costs directly related to the future development of our integrated OSS, including salaries of certain employees, are capitalized and depreciated over their useful lives. Capitalized third-party customer installation costs are amortized over the approximate average life of a customer.

     The following table provides a breakdown of components of our statements of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008		2007
		% of Total		% of Total
	Amount	Revenues	2007	Revenues	% Change

Revenues:
Network services	$119,323	96.6%	$93,987	98.1%	27.0%
Other	4,220	3.4%	1,834	1.9%	130.1%

Total revenues	123,543	100.0%	95,821	100.0%	28.9%

Cost of revenues:
Network services	63,674	51.5%	48,607	50.7%	31.0%
Other	2,347	1.9%	940	1.0%	149.7%

Total cost of revenues	66,021	53.4%	49,547	51.7%	33.2%

Gross profit:
Network services	55,649	45.0%	45,380	47.4%	22.6%
Other	1,873	1.5%	894	0.9%	109.5%

Total gross profit	$57,522	46.6%	$46,274	48.3%	24.3%

     Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2008 and 2007.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
Revenues
     Revenues for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008		2007
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$107,959	87.4%	$85,826	89.6%	25.8%
Wholesale	3,983	3.2%	3,227	3.4%	23.4%
Access	7,381	6.0%	4,934	5.1%	49.6%

Total network services	119,323	96.6%	93,987	98.1%	27.0%
Other	4,220	3.4%	1,834	1.9%	130.1%

Total revenues	$123,543	100.0%	$95,821	100.0%	28.9%

     Voice and data services, increased primarily due to the addition of InfoHighway in May 2007, which accounted for approximately $20.7 million of our revenue for the three months ended March 31, 2008. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. The carrier access revenues increased primarily due to the inclusion of $2.0 million in carrier access terminations through the acquisition of InfoHighway. The increase in other revenue is due primarily to the increased number of phone equipment sold to customers resulting from the inclusion of the operating division that was acquired in the InfoHighway transaction, which accounted for approximately $1.6 million of our revenue for the three months ended March 31, 2008.
     In addition to year over year trends, our business is subject to certain seasonal trends. Specifically, the first calendar quarter of each year is typically our lowest quarter with respect to usage revenue. The impact from this trend for the three months ending March 31, 2008 compared to the average of the prior four quarters was approximately $0.5 million with little associated cost.
Cost of Revenues (exclusive of depreciation and amortization)
     Cost of revenues were $66.0 million for the three months ended March 31, 2008, an increase of 33.2% from $49.5 million for the same period in 2007. The increase is primarily attributable to the increase in cost of revenues from the addition of InfoHighway in May 2007, totaling $14.0 million in the aggregate for the three months ended March 31, 2008. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $52.1 million, or 78.9% of our total costs for the three months ended March 31, 2008 and $43.6 million, or 88.1% in the three months ended March 31, 2007. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $13.2 million, $6.5 million and $14.0 million, respectively, for the three months ended March 31, 2008. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
     Our cost of revenues as a percentage of total revenues increased between the three months ended March 31, 2008 and 2007. The primary drivers for this increase as a percentage of revenue were increases to our wholesale advantage costs from Verizon for off-net POTS customers, and the impact of the cost structure of InfoHighway. InfoHighway had historically higher costs as a percent of revenue than legacy Broadview.
Gross Profit (exclusive of depreciation and amortization)
     The increase in gross profit is primarily due to the addition of InfoHighway in May 2007, which totaled $10.5 million for the three months ended March 31, 2008, and lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. Gross margin percentages are lower than prior periods due primarily to the acquisition of InfoHighway, which had lower gross margins than legacy Broadview, as well as margin compression on our legacy POTS business. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.
Selling, General and Administrative
     SG&A expenses were $41.8 million for the three months ended March 31, 2008, an increase of 11.2% from $37.6 million for the same period in 2007. The increase is primarily due to the addition of InfoHighway in May 2007, which accounts for $5.9 million of the increase in SG&A costs. This increase is partially offset by the implementation of cost saving measures during the integration of ATX and InfoHighway. Absent the acquisition of InfoHighway, there were no material changes in the SG&A expenses between the three months ended March 31, 2008 and 2007.
     Although costs increased in absolute dollars, SG&A expenses decreased from 39.3% to 33.8% of revenue from the three months ended March 31, 2007 to the same period in 2008. This decrease in costs as a percentage of revenue is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the company was able to achieve synergies due to the mergers with InfoHighway and ATX.
     In addition to year over year trends, our SG&A is subject to certain seasonal impacts. Specifically, the restart of certain employment taxes in the first quarter affected the first quarter by approximately $0.75 million compared to the average of the prior four quarters.
Depreciation and Amortization
     Depreciation and amortization costs were $19.2 million for the three months ended March 31, 2008, an increase of 19.3% from $16.1 million for the same period in 2007. The increase was primarily due to the acquisition of InfoHighway in May 2007, including amortization of intangible assets of $3.1 million and depreciation of $0.9 million for the three months ended March 31, 2008.
Interest
     Interest expense was $9.5 million for the three months ended March 31, 2008, an increase of 41.8% from $6.7 million for the same period in 2007. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the three months ended March 31, 2008 compared to 2007. The higher average debt balance is due primarily to the $90.0 million of notes that we issued in May 2007. Our effective interest rates for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007

Interest expense	$9,528	$6,710
Weighted average debt outstanding	$309,327	$217,589
Effective interest rate	12.32%	12.34%

Net Loss
     Net loss was $13.6 million for the three months ended March 31, 2008, a decrease of 11.1% from $15.3 million for the same period in 2007. The increase in net loss is a result of the factors discussed above.
Off-Balance Sheet Arrangements
     We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash from operations, our cash and cash equivalents and access to our $25.0 million credit facility and our $10.0 million capital lease line. Our material short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our principal long-term liquidity requirements consist of the principal amount of our notes. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is within our control to make such expenditures, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. Additionally, our capital lease line has been utilized to fund, during the three months ended March 31, 2008, $1.0 million of equipment purchases.
     As of March 31, 2008, we will require approximately $153.6 million in cash to service the interest due on our notes throughout the life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
Disputes
     Verizon has alleged that we have breached our commercial agreements by migrating traffic to and among those agreements and has demanded payment of damages in excess of $36 million, which amount will increase over time by significant amounts because it is based upon an alleged failure to meet increased commitment levels. We have advised Verizon that our actions have been in full compliance with our commercial agreements and that no breach of those agreements has occurred. While we believe that Verizon’s claims lack any merit, our business and cash resources could be adversely impacted by an adverse ruling on this matter.
     We are currently involved in a variety of disputes with Verizon and other carriers relating to billings of approximately $32.7 million as of March 31, 2008 (which amount includes approximately $4 million of our $36 million dispute with Verizon regarding the migration of traffic to and among our commercial agreements).
     While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay Verizon or another carrier an amount that is greater than the amount for which we have planned or even the amount claimed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows. In the event that disputes with Verizon are not resolved in our favor and we are unable to pay the Verizon charges in a timely manner, Verizon may deny us access to the network facilities that we require to serve our customers. If Verizon notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
     We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.
Credit Facility
     On August 23, 2006, we entered into our credit facility, a $25.0 million five-year revolving credit facility. The credit facility has a $9.0 million letters of credit subfacility. At March 31, 2008, we had no outstanding borrowings or letters of credit under our revolving credit facility. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent), of ours and our domestic subsidiaries, including future acquisitions, with the eligibility criteria to be agreed upon.
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
     Our credit facility contains negative covenants and restrictions on our actions and our subsidiaries including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture governing the notes and terms of our subordinated debt.
     Our credit facility contains customary representations and warranties and events of default, including payment defaults, breaches of representations and warranties, covenant defaults, cross-payment defaults and cross events of default, certain events of bankruptcy, certain events under ERISA, loss of assets, loss or expiry of license, failure to comply with certain rules and regulations; material judgments, actual or asserted invalidity of the guarantees, change in nature of business and change in control. Upon the occurrence of an event of default, the credit facility may be terminated, any amounts due thereunder may be automatically due and payable and the borrowers shall deposit in a cash collateral account an amount equal to 105% of the aggregate then undrawn and unexpired amount of all outstanding letters of credit.
     As of March 31, 2008, we were in compliance with all restrictive covenants and financial ratios and tests set forth in the credit agreement governing our credit facility.
2006 Note and 2007 Note Offerings
     On August 23, 2006, we completed an offering of $210.0 million aggregate principal amount of 11 3/8% senior secured notes due 2012 (the “2006 notes”). We used the net proceeds from the offering and sale of the 2006 notes (i) to fund the ATX acquisition, (ii) to fund the repayment of the entire $79.0 million of principal amount outstanding under our senior secured credit facility that was then in effect, (iii) to fund the repayment of approximately $1.0 million of principal of our senior unsecured subordinated notes due 2009 and (iv) for general corporate purposes. In connection with the offering of the 2006 notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act.
     On May 14, 2007, we completed an offering of $90.0 million aggregate principal amount of 11 3/8% senior secured notes due 2012 (the “2007 notes”) at an issue price of 105.750%, totaling gross proceeds of approximately $95.2 million. We used the net proceeds from the offering and sale of the 2007 notes to fund the InfoHighway merger, pay related fees and expenses and for general corporate purposes. The 2007 notes were an additional issuance of our existing 11 3/8% senior secured $210.0 million notes due 2012, and were issued under the indenture dated as of August 23, 2006 and supplemented as of September 29, 2006, May 14, 2007 and May 31, 2007. In connection with the offering of the 2007 notes, we agreed to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act. On November 14, 2007, we completed an offer to exchange up to $300.0 million aggregate principal amount of the notes for an equal principal amount of 11 3/8% senior secured notes due 2012 that have been registered under the Securities Act. A total of $300.0 million aggregate principal amount of the notes, representing 100% of the outstanding principal amount of the notes, were validly tendered and accepted for exchange by us.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     The expansion of our Company as a result of the InfoHighway merger and ATX acquisition has resulted in an increase in our capital expenditures due to the higher level of success based capital to support the combined companies.
Cash Flows from Operating Activities
     Cash used in operating activities was $5.6 million for the three months ended March 31, 2008, compared to cash used in operating activities of $24.1 million for 2007. The change in cash used in operating activities was due primarily to the payment of $15.2 million to settle disputed billings which substantially increased our cash used in operating activities during 2007.
Cash Flows from Investing Activities
     Cash used in investing activities was $10.9 million for the three months ended March 31, 2008, compared to cash used in investing activities of $6.9 million for 2007. The change in use of cash in investing activities was primarily due to increased capital expenditures for the expansion of our network and back-office systems in the three months ended March 31, 2008.
Cash Flows from Financing Activities
     Cash flows provided by financing activities was $0.1 million for the three months ended March 31, 2008, compared to cash provided by financing activities of $0.5 million for 2007. The change in cash flows from financing activities was primarily due to a reduced amount of borrowing from our capital lease line in the three months ended March 31, 2008 as compared to the same period in 2007.
New Accounting Standards
     Several new accounting standards have been issued. None of these standards had a material impact on our financial position, results of operations, or liquidity.
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 did not have a material impact on the Company’s financial statements.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS 115 (“SFAS 159”), which permits but does not require us to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have any impact on the financial statements of the Company, as we did not elect the fair value provisions of this statement.
     In December 2007, the FASB issued SFAS No. 141(R) Business Combinations (SFAS 141(R)). This Statement replaces the original FASB Statement No. 141. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. The objective of this SFAS 141(R) is to improve the relevance, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, SFAS 141(R) establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non- controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. We are still evaluating the impact of SFAS 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.
Application of Critical Accounting Policies and Estimates
     The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and

Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. For more information, see our Form 10-K for the year ended December 31, 2007.
Other Matters
     At March 31, 2008, we had net operating loss, or NOL, carryforwards for federal income tax purposes. The amount of such available NOL carryforwards which may be available to offset future income was approximately $130 million. To the extent that our ability to use these NOL carryforwards against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. The Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2008 because management does not believe it is more likely than not that this asset will be realized.
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
     The fair value of our 11 3/8% senior secured notes due 2012 at March 31, 2008, was approximately $285 million and has not materially changed through the date of this filing.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that we would meet our disclosure obligations.
Changes in Internal Controls Over Financial Reporting
     There have been no material changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently a party to several legal actions. We are one of a large number of defendants in a lawsuit brought by VoxPath Networks, Inc. in the U.S. District Court for the Eastern District of Texas in April, 2008. VoxPath alleges that our hosted IP PBX service infringes upon a patent held by it. Plaintiff seeks injunctive relief, as well as undisclosed damages. We have retained counsel and are preparing an answer to the VoxPath complaint.
     AT&T Communications of New York, Inc. and Teleport Communications Group, Inc. commenced an action against us in the U.S. District Court for the Southern District of New York in March, 2008. Plaintiffs seek monetary relief, including recovery of amounts billed for switched access service. We have retained counsel and are preparing an answer to the AT&T/Teleport complaint.
     We are also a party to certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition or results of operations. We are involved in certain billing and contractual disputes with our vendors.
     For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2007.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2007, which should be read in conjunction with this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.

Item 6. Exhibits
The following exhibits are filed herewith:

Exhibit No.	Description

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2008.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Assistant Treasurer

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary