Form 10-Q
period 2008-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2008-08-13
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at August 13, 2008
Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share	9,342,880 360,050

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report contains both historical and “forward-looking statements.” All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Broadview, the following, among other things, risks associated with:
•	our history of operating losses;

•	our substantial indebtedness;

•	the elimination or relaxation of certain regulatory rights and protections;

•	incumbent local exchange carriers, with which we have interconnection agreements, leveraging their historical monopoly position;

•	the failure to anticipate and keep up with technological changes;

•	our ability to provide services and systems at competitive prices;

•	difficulties associated with collecting payment from incumbent local exchange carriers, interexchange carriers and wholesale customers;

•	billing and other disputes with vendors;

•	the highly competitive nature of the communications market in which we operate and declining prices for communications services;

•	continued industry consolidation;

•	the recent intellectual property infringement litigation involving the provision of Voice over Internet Protocol (“VoIP”) services;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the credit facility;

•	servicing our indebtedness;

•	government regulation;

•	regulatory uncertainties in the communications industry;

•	increased regulation of Internet-protocol-based service providers;

•	declining prices for communication services;

•	bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	system disruptions or the failure of our information systems to perform as expected;

•	interruptions in the business operations of third party service providers;

•	the loss of our customers;

•	the ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	the financial difficulties by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to efficiently integrate InfoHighway into our operations or the failure to successfully engage in future acquisitions;

•	misappropriation of our intellectual property and proprietary rights; and

•	the possibility of incurring liability for information disseminated through our network.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	June 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,998	$30,507
Accounts receivable, less allowance for doubtful accounts of $10,082 and $12,314	56,426	55,657
Other current assets	8,463	9,064

Total current assets	106,887	95,228

Property and equipment, net	77,373	84,238
Goodwill	96,154	96,237
Intangible assets, net of accumulated amortization of $109,335 and $130,466	82,841	61,710
Other assets	18,543	18,859

Total assets	$381,798	$356,272

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$21,247	$21,126
Accrued expenses and other current liabilities	43,952	41,713
Taxes payable	10,818	9,378
Deferred revenues	10,148	11,625
Current portion of capital lease obligations and equipment notes	3,136	3,297

Total current liabilities	89,301	87,139

Long-term debt	304,740	304,344
Deferred rent payable	2,628	2,321
Capital lease obligations and equipment notes, net of current portion	6,114	5,394
Deferred income taxes payable	1,141	1,598
Other	589	624

Total liabilities	404,513	401,420

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000, issued and outstanding 9,342,880 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $123,880 and $131,424	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $142,973 and $151,680	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,202 shares entitled in liquidation to $129,485 and $137,371	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued and outstanding 64,986 shares entitled in liquidation to $92,265 and $97,884	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $13,011 and $14,256	—	—
Additional paid-in capital	140,270	140,449
Accumulated deficit	(163,100)	(185,712)

Total stockholders’ deficiency	(22,715)	(45,148)

Total liabilities and stockholders’ deficiency	$381,798	$356,272

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Revenues	$106,524	$128,313	$202,344	$251,856
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	53,699	65,427	103,246	131,448
Selling, general and administrative (includes share-based compensation of $1,950, $63, $2,113 and $179)	40,931	43,935	78,482	85,675
Software development	565	275	1,164	822
Depreciation and amortization	17,668	17,480	33,746	36,696
Merger integration costs	316	—	415	—

Total operating expenses	113,179	127,117	217,053	254,641

Income (loss) from operations	(6,655)	1,196	(14,709)	(2,785)
Other income	49	(8)	96	(8)
Interest expense	(8,517)	(9,927)	(15,227)	(19,455)
Interest income	452	160	711	431

Loss before provision for income taxes	(14,671)	(8,579)	(29,129)	(21,817)
Provision for income taxes	(683)	(451)	(1,477)	(795)

Net loss	(15,354)	(9,030)	(30,606)	(22,612)
Dividends on preferred stock	(13,346)	(15,730)	(25,655)	(31,001)
Modification of preferred stock	—	—	(95,622)	—

Loss available to common shareholders	$(28,700)	$(24,760)	$(151,883)	$(53,613)

Loss available per common share — basic and diluted	$(3.11)	$(2.56)	$(16.79)	$(5.54)

Weighted average common shares outstanding — basic and diluted	9,240,321	9,676,996	9,045,470	9,672,338

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2007	2008

Cash flows from operating activities	$(30,606)	$(22,612)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	14,749	15,531
Amortization and write-off of deferred financing costs	875	1,326
Amortization of intangible assets	18,998	21,131
Amortization of bond premium	(100)	(396)
Provision for doubtful accounts	2,553	3,321
Share-based compensation	2,113	179
Deferred income taxes	850	457
Other	288	35
Changes in operating assets and liabilities:
Restricted cash	(63)	—
Accounts receivable	(6,531)	(2,552)
Prepaid expenses and other current assets	(704)	(601)
Other assets	197	(1,579)
Accounts payable	1,550	(121)
Accrued expenses and other current liabilities	(18,787)	(2,239)
Taxes payable	(630)	(1,440)
Deferred revenue	732	1,477
Deferred rent	—	(307)
Other liabilities	54	—

Net cash provided by (used in) operating activities	(14,462)	11,610

Cash flows from investing activities
Acquisition, net of cash and restricted cash acquired	(58,462)	—
Purchase of property and equipment	(14,156)	(22,396)
Merger acquisition costs	(1,457)	—
Other	—	(83)

Net cash used in investing activities	(74,075)	(22,479)

Cash flows from financing activities
Proceeds from capital lease financing and equipment notes	2,846	1,166
Payments on capital lease obligations and equipment notes	(2,122)	(1,725)
Proceeds from issuance of long-term debt	95,175	—
Drawdowns on revolving credit facility	8,500	—
Repayments on revolving credit facility	(6,817)	—
Payment of deferred financing fees	(3,891)	(63)
Payments for shares purchased under under MIP	(1,703)	—

Net cash provided by (used in) financing activities	91,988	(622)

Net decrease in cash and cash equivalents	3,451	(11,491)
Cash and cash equivalents at beginning of period	43,952	41,998

Cash and cash equivalents at end of period	$47,403	$30,507

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
2. Significant Accounting Policies
Property and Equipment
     On January 1, 2008, the Company changed the estimated useful lives of certain property and equipment acquired in the InfoHighway acquisition to conform the useful lives of this property and equipment to the useful lives utilized by the remainder of the Company. The impact of this change resulted in a reduction in depreciation expense of $366 and $732 for the three and six months ended June 30, 2008.
Significant Vendor
     The Company purchases approximately 70% of its telecommunication services from one vendor. Accounts payable and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets include approximately $24,500 and $27,400 as of December 31, 2007 and June 30, 2008, respectively, due to this vendor.
Comprehensive Income
     Comprehensive income represents the change in net assets of a business enterprise during a period from non-owner sources. For the three and six months ended June 30, 2007 and 2008, our net loss was the only item of other comprehensive income.
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
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised) (“SFAS 141(R)”), to replace SFAS 141. “Business Communications”, SFAS 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is still evaluating the impact of SFAS 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.
4. InfoHighway Acquisition
     On February 23, 2007, we entered into an agreement and plan of merger to acquire all of the outstanding capital stock of Eureka Broadband Corporation, a competitive local exchange carrier operating primarily in the northeastern United States, in a transaction that closed on May 31, 2007. The purchase price consisted of a combination of cash and equity securities, including warrants to acquire 16,976 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock. The warrants are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and the twelve months ended May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit down to an exercise price of $0.01 per unit.
     As of the date of acquisition, the Company concluded the potential decrease in the exercise price of the warrants was contingent consideration and accounted for the warrants as such during the quarter ended June 30, 2007. SFAS 141 discusses the accounting for contingent consideration made in a purchase that is based on maintaining or achieving specified earnings levels. SFAS 141 provides that contingent consideration determinable at the date of acquisition should be included in determining the cost of an acquired entity and recorded at that date. Contingent consideration is determinable when the contingency is resolved or not contingent beyond a reasonable doubt and the consideration is issued or issuable. Additional consideration that becomes payable as a result of the resolution of a contingency based on earnings in specified periods after the acquisition date is added to the cost of the acquired entity. As of May 31, 2007, the Company concluded that any exercise price below the $883.58 was not certain beyond a reasonable doubt and therefore would not be recorded as part of the purchase price until the contingency period was over and the exercise price was known.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
4. InfoHighway Acquisition (continued)
     As of August 14, 2008, the exercise price on the first traunch of warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company has concluded based on the criteria set forth in SFAS 141 that it will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the first traunch of warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination. The Company evaluated the warrants under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that once the exercise price is resolved, the warrants will be classified in equity. The Company will account for the second traunch of warrants in the same way after the cash flows generated for the twelve months ended May 31, 2009 have been calculated and agreed upon.
5. Lightwave Acquisition
     As of June 12, 2008, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave is a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. The purchase price consists of cash of $5.8 million, which is subject to adjustment as provided for in the asset purchase agreement. Lightwave filed for bankruptcy protection in February 2008. On July 11, 2008, the Bankruptcy Court granted the sale order authorizing the sale of Lightwave’s and Adera’s assets to the Company. Pursuant to the sale order, the Company was required to place approximately $4.6 million in escrow until the transaction closes. Closing of the transaction is subject to regulatory approvals and satisfaction of certain closing conditions.
6. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	December 31,	June 30,
	2007	2008

Recurring network costs and other operating accruals	$23,488	$23,121
Accrued interest(a)	11,375	11,375
Merger transaction costs(b)	2,090	1,270
Payroll related liabilities	6,840	4,817
Other	159	1,130

Total accrued expenses and other current liabilities	$43,952	$41,713

(a)	Represents accrued interest on the Senior Secured Notes. Interest is paid semi-annually on March 1 and September 1 of each year.

(b)	The accrual for merger transaction costs consists of the following:

	ATX	InfoHighway	Lease
	Severance	Severance	Terminations	Other	Total

Balance at December 31, 2007	$287	$1,086	$632	$85	$2,090
Payments	(232)	(334)	(191)	(63)	(820)

Balance at June 30, 2008	$55	$752	$441	$22	$1,270

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
7. Debt
Senior Secured Notes
     On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, we completed an additional offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The remaining unamortized bond premium of $4,344 at June 30, 2008 is included in long term debt. For the three months ended June 30, 2007 and 2008, bond premium amortization amounted to $100 and $201 and was recorded to interest expense using the effective interest rate method. For the six months ended June 30, 2007 and 2008, bond premium amortization amounted to $100 and $396.
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
     The Indenture contains covenants limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at June 30, 2008.
Revolving $25,000 Senior Credit Facility
     On August 23, 2006, the Company entered into a five year, Revolving $25,000 Senior Credit Facility (“Revolving Credit Facility”). Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. The Company did not have any borrowings outstanding on the Revolving Credit Facility at December 31, 2007 and June 30, 2008.
     The Revolving Credit Facility also has a sublimit of $9,000 for the issuance of letters of credit. During the three months ended June 30, 2008, $80 of letters of credit were issued to regulatory bodies, all of which are outstanding against this facility at June 30, 2008.
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

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
8. Commitments and Contingencies
     The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2008 was in excess of $30,000. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accounts payable and accrued expenses and other current liabilities at June 30, 2008. It is possible that actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
     The Company has entered into commercial agreements with a vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996. For the six months ended June 30, 2007 and 2008, the Company met its minimum purchase obligations during each period. The agreements, which expire in 2010 and 2011 require certain minimum purchase obligations and contain fixed but escalating pricing over their term.
     The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations, or cash flows. For more information, see the section entitled “Legal Proceedings” and our Form 10-K for the year ended December 31, 2007.
9. Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings of which $18 was interest and penalties. In addition, we reduced $1,751 of a deferred tax asset and its associated valuation allowance. During the three and six months ended June 30, 2007 we recorded $6 and $13 of additional interest and penalties and classified such amounts as income tax expense. There were no corresponding amounts recorded during the three and six months ended June 30, 2008. Prior to the adoption of FIN 48, such expenses would have been recorded as interest expense. Our consolidated balance sheets at December 31, 2007 and June 30, 2008 include no liabilities for unrecognized income tax benefits.
     The Company completed a study in 2006 and in 2007 of its available net operating loss carryforwards (“NOLs”) resulting from previous mergers. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At June 30, 2008, the Company had net operating loss carryforwards available totaling approximately $136 million which expire through 2028. The Company has provided a full valuation allowance against the net deferred tax asset as of June 30, 2008 because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
10. Earnings per share
     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and six months ended June 30, 2007 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Loss available to common shareholders (Numerator):
Net loss	$(15,354)	$(9,030)	$(30,606)	$(22,612)
Dividends on preferred stock	(13,346)	(15,730)	(25,655)	(31,001)
Modification of preferred stock	—	—	(95,622)	—

Loss available to common shareholders	$(28,700)	$(24,760)	$(151,883)	$(53,613)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	8,983,336	9,342,880	8,916,268	9,342,880
Class B common stock	256,985	334,116	129,202	329,458

Weighted average common shares outstanding — basic and diluted	9,240,321	9,676,996	9,045,470	9,672,338

Loss available per common share — basic and diluted	$(3.11)	$(2.56)	$(16.79)	$(5.54)

     For the three and six months ended June 30, 2007 and 2008, the Company had outstanding options, warrants, restricted stock units and preferred stock , which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
     Dividends accumulate on the Company’s Series A, A1, B and B1 Preferred Stock. Per SFAS No. 128, Earnings Per Share, loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. Dividends accumulated but undeclared for the three months ended June 30, 2007 and 2008 were $13.3 million and $15.7 million, respectively. Dividends accumulated but undeclared for the six months ended June 30, 2007 and 2008 were $25.7 million and $31.0 million, respectively.
     In February 2007, the Company added a provision to the Series A, A-1, B and B-1 Preferred Stock providing for an Absolute Liquidation Preference (“ALP”). The ALP concept was added to the Company’s Charter in anticipation of a management incentive plan implemented by the Company in March 2007, under which management would receive options and restricted stock awards of Series C Preferred Stock. Before adding an ALP concept, the Series A, A-1,B and B-1 Preferred Stock shared pro rata in any distributions made by the Company up to their stated value of $1,000 plus accrued dividends. The ALP ensured that before any distribution is provided to any other stockholders, such as the Series C Preferred Stockholders, the Series A, A-1, B and B-1 Preferred Stockholders will receive $516.35 per share and then all series of preferred stock, including the Series C Preferred Stock will share pro rata.
     The Company considered the change to the preferred stock provisions to be a modification, which required extinguishment accounting. As a result, $95.6 million, which is the difference between the fair value of these preferred shares at the time of the modification and their carrying value, was added to the Company’s net loss to arrive at a loss available to common shareholders for the six months ended June 30, 2007. This event had no impact on the Company’s balance sheet as it has no net effect on the Company’s preferred share balances or on its additional paid-in capital balance.

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
     The Company was founded in 1996 to take advantage of the competitive opportunities in the local exchange communications market created by the Telecommunications Act of 1996 (“the Telecommunications Act”). Since then, management has responded to market and regulatory changes by strategically deploying facilities and merging with or acquiring companies with the necessary footprint, facilities and customer base to sustain and organically grow our business.
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
     On January 14, 2005, we completed the Bridgecom merger, which allowed us to achieve greater customer density and network utilization. As a result, we were able to increase our market presence and improve margins.
     We have experienced significant operating losses, both prior to and following the ATX and InfoHighway acquisitions. In addition, ATX and InfoHighway each experienced significant operating losses prior to the respective acquisitions. We recorded operating losses of $2.8 million, $21.5 million, $17.2 million and $32.1 million for the six months ended June 30, 2008 and for the years ended December 31, 2005, 2006 and 2007, respectively. During the same periods, we also recorded net losses of $22.6 million, $38.9 million, $41.5 million and $65.5 million, respectively. We expect to continue to have losses for the foreseeable future, although we anticipate that the synergies we have identified through the combination of the three entities, if effectuated, may offer some areas of increasing operating efficiencies leading to potentially more profitable net results.

     Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage based revenue and lower unit pricing for certain services. In addition, we continue to face other industry wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon Communications Inc. (“Verizon”) and established cable operators, other competitive local exchange carriers and new entrants such as VoIP, wireless and other service providers. These factors are mitigated by several positive trends. These include a more stable customer base resulting in lower line churn than in prior years, increasing revenue per customer due to the trend of customers to buy more products from us as we deploy new technology and expand our offerings, a focus on larger customers than our average existing base and an overall increase in demand for data, managed and enhanced services.
     We are essentially complete with the integration of ATX and InfoHighway into our operations. These transactions have resulted in greater business and network utilization to support margin expansion. With the addition of ATX and InfoHighway, we have identified certain expenses that have been eliminated over the course of the integration periods. The expenses during the year ended December 31, 2007 that were incurred by us or the entities we acquired that have been eliminated or identified for elimination include approximately $4.2 million of costs related to cost of revenue items, approximately $11.7 million of costs related to headcount and approximately $2.0 million of costs related to selling, general and administrative (“SG&A”) items. These amounts are related to both the InfoHighway merger and the ATX acquisition. The expenses that have been eliminated include cost of revenue savings from service platform optimization, payroll and benefits for employees affected by job eliminations, expenses for a facility that were affected by the consolidation of ATX, InfoHighway and Broadview back office operations and other SG&A savings achieved by eliminating duplicate functions and activities at the three entities. We believe that the financial, geographic and customer scale obtained through these business combinations enables us to pursue next generation services to deliver to our customers while rationalizing our back office and cost structure to further support margin improvement and cash flow generation. The final increase in our primary commercial agreement that provides for replacement UNE-P services went into effect on April 1, 2008 and will result in an annual increase of our cost of revenue of approximately $3.5 million.
     As of June 30, 2008, we have approximately 280 sales, sales management and sales support employees, including approximately 150 direct quota-bearing sales representatives, who target small and medium sized business customers requiring four to 500 lines physically located within the footprint of our switching centers and our 246 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.
     We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. Due to the organic transition towards T-1 based products and the acquisition of ATX and InfoHighway, we have transitioned a large percentage of our revenue base. Assuming the Bridgecom merger, ATX acquisition and InfoHighway acquisition each occurred on January 1, 2005, our combined revenue from T-1 based products and managed services would have grown by approximately 35% from 2005 to 2007. Revenue from the sale of T-1 based products and managed services grew by approximately 14% from the second quarter of 2007 to the second quarter of 2008, and now represents approximately 40% of our total revenue and approximately 46% of our retail revenue stream., with typical incremental gross profit margins in excess of 60%.
     Our facilities-based network encompasses approximately 2,700 route miles of metro and long-haul fiber, 246 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as POTS and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of June 30, 2008, approximately two-thirds of our total lines were provisioned on-net.
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

Lightwave Acquisition
     As of June 12, 2008, we entered into an asset purchase agreement to acquire substantially all of the assets of Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave is a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. We expect this acquisition to compliment our ATX acquisition and enable us to further penetrate into the Mid-Atlantic region. On July 11, 2008, the Company placed approximately $4.6 million in escrow pending closing of the transaction. We expect closing of the transaction to occur in the third quarter of 2008, subject to regulatory approvals and satisfaction of certain closing conditions.
Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Revenues:
Voice and data services	88.3%	86.9%	88.9%	87.0%
Wholesale	2.9%	3.9%	3.1%	3.6%
Access	5.4%	5.5%	5.3%	5.8%

Total network services	96.6%	96.3%	97.3%	96.4%
Other	3.4%	3.7%	2.7%	3.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Network services	48.8%	48.8%	49.7%	50.1%
Other cost of revenues	1.6%	2.2%	1.3%	2.1%
Selling, general and administrative	38.4%	34.2%	38.8%	34.0%
Software development	0.5%	0.2%	0.6%	0.3%
Depreciation and amortization	16.6%	13.6%	16.7%	14.6%
Merger integration costs	0.3%	0.0%	0.2%	0.0%

Total operating expenses	106.2%	99.0%	107.3%	101.1%

Income (loss) from operations	(6.2%)	1.0%	(7.3%)	(1.1%)
Other income	0.0%	0.0%	0.0%	0.0%
Interest expense	(8.0%)	(7.7%)	(7.5%)	(7.7%)
Interest income	0.4%	0.1%	0.4%	0.2%

Loss before provision for income taxes	(13.8%)	(6.6%)	(14.4%)	(8.6%)
Provision for income taxes	(0.5%)	(0.4%)	(0.7%)	(0.3%)

Net loss	(14.3%)	(7.0%)	(15.1%)	(8.9%)

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
     Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. Rates are subject to a surcharge that increased by a predetermined amount on each of the first, second and third anniversaries of the agreement term and is now fixed for the duration of the agreement term. The commercial agreements require certain minimum purchase obligations, which we have met in all of the years we were under these commercial agreements including the six months ended June 30, 2008.
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
     During February 2008, we engaged a third party unrelated to our independent registered public accounting firm to help facilitate our compliance with Section 404 of Sarbanes-Oxley for publicly reporting companies for the year ended December 31, 2008. The costs we incur during 2008 to become compliant with Section 404 will be a direct increase to our general and administrative expenses. These costs totaled $110 and $200 for the three and six months ended June 30, 2008.
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
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2007 and 2008.
     The following table provides a breakdown of components of our statements of operations for the three months ended June 30, 2007 and 2008:

	Three Months Ended June 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change
Revenues:
Network services	$102,930	96.6%	$123,564	96.3%	20.0%
Other	3,594	3.4%	4,749	3.7%	32.1%

Total revenues	$106,524	100.0%	$128,313	100.0%	20.5%

Cost of revenue:
Network services	$51,988	48.8%	$62,593	48.8%	20.4%
Other	1,711	1.6%	2,834	2.2%	65.6%

Total cost of revenues	$53,699	50.4%	$65,427	51.0%	21.8%

Revenues
     Revenues for the three months ended June 30, 2007 and 2008 were as follows:

	Three Months Ended June 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change
Revenues:
Voice and data services	$94,101	88.3%	$111,417	86.9%	18.4%
Wholesale	3,068	2.9%	5,035	3.9%	64.1%
Access	5,761	5.4%	7,112	5.5%	23.5%

Total network services	102,930	96.6%	123,564	96.3%	20.0%
Other	3,594	3.4%	4,749	3.7%	32.1%

Total revenues	$106,524	100.0%	$128,313	100.0%	20.5%

     Voice and data services, increased primarily due to the addition of InfoHighway in May 2007. InfoHighway revenues were $21.3 million for the three months ended June 30, 2008, an increase of $13.9 million from $7.4 million included in our revenues during the three months ended June 30, 2007. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. Our wholesale revenue increased primarily as a result of organic growth. The carrier access revenues increased primarily due to the inclusion of $1.9 million in carrier access terminations through the acquisition of InfoHighway for the three months ended June 30, 2008 as compared with $0.7 million included during the three months ended June 30, 2007. The increase in other revenue is due primarily to the increased number of phone equipment sold to customers resulting from the inclusion of the operating division that was acquired in the InfoHighway transaction, which accounted for approximately $2.1 million of our revenue for the three months ended June 30, 2008 as compared with $1.4 million included during the three months ended June 30, 2007.

Cost of Revenues (exclusive of depreciation and amortization)
     Cost of revenues were $65.4 million for the three months ended June 30, 2008, an increase of 21.8% from $53.7 million for the same period in 2007. The increase is primarily attributable to the increase in cost of revenues from the addition of InfoHighway in May 2007, totaling $13.1 million in the aggregate for the three months ended June 30, 2008 an increase of $7.8 million from $5.3 million included in our cost of revenues during the three months ended June 30, 2007. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $51.7 million, or 79.0% of our total costs for the three months ended June 30, 2008 and $46.6 million, or 86.8% in the three months ended June 30, 2007. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $13.6 million, $6.4 million and $13.6 million, respectively, for the three months ended June 30, 2008. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
     Our cost of revenues as a percentage of total revenues increased between the three months ended June 30, 2007 and 2008. The primary drivers for this increase as a percentage of revenue were increases to our wholesale advantage costs from Verizon for off-net POTS customers, and the impact of the cost structure of InfoHighway. InfoHighway had historically higher costs as a percent of revenue than legacy Broadview.
Selling, General and Administrative
     SG&A expenses were $43.9 million for the three months ended June 30, 2008, an increase of 7.3% from $40.9 million for the same period in 2007. The increase is primarily due to the addition of InfoHighway in May 2007, which accounts for $5.6 million of our SG&A expenses for the three months ended June 30, 2008, an increase of $2.7 million from $2.9 million included in our SG&A during the three months ended June 30, 2007. This increase is partially offset by the implementation of cost saving measures during the integration of ATX and InfoHighway. Absent the acquisition of InfoHighway, there were no material changes in the SG&A expenses between the three months ended June 30, 2007 and 2008.
     Although costs increased in absolute dollars, SG&A expenses decreased from 38.4% to 34.2% of revenue from the three months ended June 30, 2007 to the same period in 2008. This decrease in costs as a percentage of revenue is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the company was able to achieve synergies due to the mergers with InfoHighway and ATX.
Depreciation and Amortization
     Depreciation and amortization costs were $17.5 million for the three months ended June 30, 2008, a decrease of 1.1% from $17.7 million for the same period in 2007. The amortization and depreciation expenses related to assets acquired in the InfoHighway acquisition was $3.1 million and $0.8 million for the three months ended June 30, 2008, respectively. InfoHighway’s amortization and depreciation expense included in our results for the three months ended June 30, 2007 was $1.4 million and $0.4 million, respectively. This increase has been offset as a result of fully amortizing certain customer base intangible assets acquired in previous acquisitions as well as reduction in amortization expense for our ATX trademark, which was partially impaired during the fourth quarter of 2007.
Interest
     Interest expense was $9.9 million for the three months ended June 30, 2008, an increase of 16.5% from $8.5 million for the same period in 2007. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the three months ended June 30, 2008 compared to 2007. The higher average debt balance is due primarily to the $90.0 million of notes that we issued in May 2007. Our effective interest rate for the three months ended June 30, 2007 and 2008 is as follows:

	Three Months Ended June 30,
	2007	2008
Interest expense	$8,517	$9,927
Weighted average debt outstanding	$267,656	$309,048
Effective interest rate	12.73%	12.85%

Net Loss
     Net loss was $9.0 million for the three months ended June 30, 2008, a decrease of 41.6% from $15.4 million for the same period in 2007. The increase in net loss is a result of the factors discussed above.
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2007 and 2008.
     The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2007 and 2008:

	Six Months Ended June 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$196,918	97.3%	$242,887	96.4%	23.3%
Other	5,426	2.7%	8,969	3.6%	65.3%

Total reveues	$202,344	100.0%	$251,856	100.0%	24.5%

Cost of revenues:
Network services	$100,595	49.7%	$126,267	50.1%	25.5%
Other	2,651	1.3%	5,181	2.1%	95.4%

Total cost of revenues	$103,246	51.0%	$131,448	52.2%	27.3%

Revenues
     Revenues for the six months ended June 30, 2007 and 2008 were as follows:

	Six Months Ended June 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$179,927	88.9%	$219,376	87.0%	21.9%
Wholesale	6,295	3.1%	9,017	3.6%	43.2%
Access	10,696	5.3%	14,494	5.8%	35.5%

Total network services	196,918	97.3%	242,887	96.4%	23.3%
Other	5,426	2.7%	8,969	3.6%	65.3%

Total revenues	$202,344	100.0%	$251,856	100.0%	24.5%

     Voice and data services, increased primarily due to the addition of InfoHighway in May 2007. InfoHighway revenues were $42.0 million for the six months ended June 30, 2008, an increase of $34.6 million from $7.4 million included in our revenues during the six months ended June 30, 2007. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. Our wholesale revenue increased primarily as a result of organic growth. The carrier access revenues increased primarily due to the inclusion of $3.9 million in carrier access terminations through the acquisition of InfoHighway for the six months ended June 30, 2008 as compared with $0.7 million included during the six months ended June 30, 2007. The increase in other revenue is due primarily to the increased number of phone equipment sold to customers resulting from the inclusion of the operating division that was acquired in the InfoHighway transaction, which accounted for approximately $3.7 million of our revenue for the six months ended June 30, 2008 as compared with $1.4 million included during the six months ended June 30, 2007

Cost of Revenues (exclusive of depreciation and amortization)
     Cost of revenues were $131.4 million for the six months ended June 30, 2008, an increase of 27.3% from $103.2 million for the same period in 2007. The increase is primarily attributable to the increase in cost of revenues from the addition of InfoHighway in May 2007, totaling $27.0 million in the aggregate for the six months ended June 30, 2008 an increase of $21.7 million from $5.3 million included in our cost of revenues during the six months ended June 30, 2007. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $103.8 million, or 79.0% of our total costs for the six months ended June 30, 2008 and $90.2 million, or 87.4% in the six months ended June 30, 2007. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $26.8 million, $12.9 million and $27.6 million, respectively, for the six months ended June 30, 2008. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
     Our cost of revenues as a percentage of total revenues increased between the six months ended June 30, 2007 and 2008. The primary drivers for this increase as a percentage of revenue were increases to our wholesale advantage costs from Verizon for off-net POTS customers, and the impact of the cost structure of InfoHighway. InfoHighway had historically higher costs as a percent of revenue than legacy Broadview.
Selling, General and Administrative
     SG&A expenses were $85.7 million for the six months ended June 30, 2008, an increase of 9.2% from $78.5 million for the same period in 2007. The increase is primarily due to the addition of InfoHighway in May 2007, which accounts for $11.5 million of our SG&A expenses for the six months ended June 30, 2008 an increase of $8.6 million from $2.9 million included in our SG&A during the six months ended June 30, 2007. This increase is partially offset by the implementation of cost saving measures during the integration of ATX and InfoHighway.
     Although costs increased in absolute dollars, SG&A expenses decreased from 38.8% to 34.0% of revenue from the six months ended June 30, 2007 to the same period in 2008. This decrease in costs as a percentage of revenue is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the company was able to achieve synergies due to the mergers with InfoHighway and ATX.
Depreciation and Amortization
     Depreciation and amortization costs were $36.7 million for the six months ended June 30, 2008, an increase of 8.9% from $33.7 million for the same period in 2007. The increase was primarily due to the acquisition of InfoHighway in May 2007, including amortization of intangible assets of $6.2 million and depreciation of $1.7 million for the six months ended June 30, 2008. InfoHighway’s amortization and depreciation expense included in our results for the six months ended June 30, 2007 was $1.4 million and $0.4 million, respectively. This increase was partially offset by decreases in amortization and depreciation expense due to fully amortizing acquired tangible and intangible assets during the quarter ended March 31, 2008.
Interest
     Interest expense was $19.5 million for the six months ended June 30, 2008, an increase of 28.3% from $15.2 million for the same period in 2007. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the six months ended June 30, 2008 compared to 2007. The higher average debt balance is due primarily to the $90.0 million of notes that we issued in May 2007. Our effective interest rates for the six months ended June 30, 2007 and 2008 is as follows:

	Six Months Ended June 30,
	2007	2008

Interest expense	$15,227	$19,455
Weighted average debt outstanding	$242,761	$309,115
Effective interest rate	12.54%	12.59%
Net Loss
     Net loss was $22.6 million for the six months ended June 30, 2008, a decrease of 26.1% from $30.6 million for the same period in 2007. The increase in net loss is a result of the factors discussed above.

Off-Balance Sheet Arrangements
     We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash from operations, our cash and cash equivalents and access to our $25.0 million credit facility and our $10.0 million capital lease line. Our material short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our principal long-term liquidity requirements consist of the principal amount of our notes. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is within our control to make such expenditures, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. During the six months ended June 30, 2008, we utilized our capital lease line to fund $1.2 million of equipment purchases. As of June 30, 2008, we have $8.0 million of capital lease obligations outstanding under this capital lease line.
     As of June 30, 2008, we will require approximately $153.6 million in cash to service the interest due on our notes throughout the life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
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
     We are currently involved in a variety of disputes with Verizon and other carriers relating to billings of approximately $32.4 million as of June 30, 2008 (which amount includes approximately $4 million of our $36 million dispute with Verizon regarding the migration of traffic to and among our commercial agreements).
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
Credit Facility
     On August 23, 2006, we entered into our credit facility, a $25.0 million five-year revolving credit facility. The credit facility has a $9.0 million letters of credit subfacility. At June 30, 2008, we had no outstanding borrowings under our revolving credit facility and $80 of letters of credit outstanding. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent), of ours and our domestic subsidiaries, including future acquisitions, with the eligibility criteria to be agreed upon.

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
     As of June 30, 2008, we were in compliance with all restrictive covenants and financial ratios and tests set forth in the credit agreement governing our credit facility.
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

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     The expansion of our Company as a result of the InfoHighway merger and ATX acquisition has resulted in an increase in our capital expenditures due to the higher level of success based capital to support the combined companies.
Cash Flows from Operating Activities
     Cash provided by operating activities was $11.6 million for the six months ended June 30, 2008, compared to cash used in operating activities of $14.5 million for 2007. The change in cash flows from our operating activities was due primarily to the payment of $15.2 million to settle disputed billings which substantially increased our cash used in operating activities during 2007.
Cash Flows from Investing Activities
     Cash used in investing activities was $22.5 million for the six months ended June 30, 2008, compared to cash used in investing activities of $74.1 million for 2007. The change in use of cash in investing activities was primarily due to the acquisition of InfoHighway in May 2007 offset by increased capital expenditures for the expansion of our network and back-office systems in the six months ended June 30, 2008.
Cash Flows from Financing Activities
     Cash flows used in financing activities was $0.6 million for the six months ended June 30, 2008, compared to cash provided by financing activities of $92.0 million for 2007. The change in cash flows from financing activities was primarily due to the completion of an offering of $90.0 million aggregate principal amount of the 2007 notes in the six months ended June 30, 2007 as compared to the same period in 2008.

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
Other Matters
     At June 30, 2008, we had net operating loss, or NOL, carryforwards for federal income tax purposes. The amount of such available NOL carryforwards which may be available to offset future income was approximately $136 million. To the extent that our ability to use these NOL carryforwards against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. The Company has provided a full valuation allowance against the net deferred tax assets as of June 30, 2008 because management does not believe it is more likely than not that this asset will be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our long-term obligations consist primarily of long-term debt with fixed interest rates. We are not exposed to market risks from commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
     Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
     The fair value of our 11 3/8% senior secured notes due 2012 at June 30, 2008, was approximately $269 million and has not materially changed through the date of this filing.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended June 30, 2008.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
     We are currently a party to several legal actions. We are one of a large number of defendants in a lawsuit brought by VoxPath Networks, Inc. in the U.S. District Court for the Eastern District of Texas in April, 2008. VoxPath alleges that our hosted IP PBX service infringes upon a patent held by it. Plaintiff seeks injunctive relief, as well as undisclosed damages. We have retained counsel and filed an answer to the VoxPath complaint.
     AT&T Communications of New York, Inc. and Teleport Communications Group, Inc. commenced an action against us in the U.S. District Court for the Southern District of New York in March, 2008. Plaintiffs seek monetary relief, including recovery of amounts billed for switched access service. The case is currently being held in abeyance pending resolution of a key underlying by the New York Public Service Commission.
     We are also a party to certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition, results of operations or cash flows.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2008.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Assistant Treasurer

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary