Form 10-K/A
period 2007-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2008-11-07
CIK 1104358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from          to
Commission File Number 333-147720
Broadview Networks Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3310798 (I.R.S. Employer Identification Number)

800 Westchester Avenue, Suite N501 Rye Brook, NY 10573	10573 (Zip Code)
(Address of principal executive offices)
(914) 922-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 11, 2008
Class A common stock, $.01 par value	9,342,880
Class B common stock, $.01 par value	360,050
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT
          This Amendment No. 1 on Form 10-K/A, or this Amendment, is being filed by Broadview Networks Holdings, Inc., or the Company, to amend its Annual Report on Form 10-K for the year ended December 31, 2007, originally filed on March 31, 2008, or the Original Filing. The Company is amending its Original Filing to revise in their entirety its disclosure under the following items of the Original Filing:

ITEM 1. BUSINESS

ITEM 1A. RISK FACTORS

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 11. EXECUTIVE COMPENSATION

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
          As a result of this Amendment and pursuant to the rules of the Securities and Exchange Commission, or the SEC, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.
          Except as described above, this Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing. Any reference to facts, circumstances or other matters at a “current” date refer to such facts and circumstances as of the filing date of the Original Filing.
          As used in this Amendment, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries unless the context indicates otherwise. For periods prior to January 14, 2005, all references to “Broadview,” “we,” “us,” the “Company” or “our” are to Bridgecom Holdings, Inc. and its subsidiaries. In connection with the Bridgecom merger that occurred on January 14, 2005, Bridgecom Holdings, Inc. was deemed the accounting acquirer. Except as the context otherwise requires, references to “Eureka Acquisition” are to Eureka Acquisition Corporation, references to “InfoHighway” are to Eureka Broadband Corporation doing business as InfoHighway Communications, references to “ATX” are to ATX Communications, Inc., references to “Bridgecom” are to Bridgecom Holdings, Inc. and its subsidiaries, references to “MCG” are to MCG Capital Corporation, references to “Baker” are to Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P., collectively, and references to “NEA” are to New Enterprise Associates VII, L.P., NEA Presidents Fund, New Enterprise Associates 9, L.P., NEA Ventures 1998, L.P. and New Enterprise Associates 10, L.P., collectively. References to “fiscal year” mean the year ending or ended December 31. For example, “fiscal year 2007” means the period from January 1, 2007 to December 31, 2007.
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
     For the year ended December 31, 2007, we generated revenues of $451.2 million. For the year ended December 31, 2007, revenues from retail end-users represented approximately 89.7% of our total revenues, revenues from wholesale end-users represented approximately 2.8% of our total revenues and revenues from carrier access and reciprocal compensation represented approximately 5.6% of our total revenues. We recorded net losses of $38.9 million in 2005, $41.5 million in 2006 and $65.5 million in 2007. In addition, as of December 31, 2007, we had $314 million of total outstanding indebtedness.
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
     We employ a SmarterBuild(tm) facilities-based strategy in deploying our network. We purchase and install our own switching and collocation equipment and use our owned metro and long-haul fiber or lease the required transmission capacity. We occasionally purchase fiber transmission capacity, but only after achieving high utilization of our leased transmission capacity. We generally deploy capital after reaching a sufficient critical mass of customers, reducing the risk of stranding assets in under-utilized markets thereby recouping our investment in a shorter period of time.
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
     The following table summarizes our product and service offerings:

Voice Services		Data Services		Value-Added Products and Services
•	Local, regional, domestic and international services	•	Dedicated Internet T-1 access	•	Traditional and converged telephone systems

•	T-1 Primary rate interface and Session Initiation Protocol services	•	Broadband Internet access	•	Hosted VoIP solutions

•	Private line	•	Dial-up, DSL data service and Symmetric DSL Internet access	•	Enhanced e-mail security

•	Voicemail	•	E-mail	•	Managed firewall

•	Caller	•	Collocation	•	Internet policy management

•	Call waiting identification	•	IP Virtual Private Networks (MPLS and Remote Access Switching)	•	Managed Wide Area Network

•	Call forwarding	•	Metro Ethernet Services	•	Local Area Network/Wide Area Network integration

•	Conference calling			•	Web hosting

•	VoIP			•	Inside wiring

•	Toll free services
				•	Data backup and recovery

				•	Unified Communications solutions

				•	Fixed-Mobile Convergence solutions
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
Customer Access Methods
     Our SmarterBuild (TM) strategy for acquiring new customers and expanding our market share is designed to generate revenues from targeted customers before we deploy significant network capital. Thus, we acquire customers in targeted geographic areas using off-net access methods, and then build out collocations based on our penetration in specific Regional Bell Operating Company central offices. This strategy enables us to take advantage of the pre-existing switching and transport facilities of the Regional Bell Operating Company and/or other access providers, thus minimizing our need to spend capital in advance of orders and reducing our risk of inefficient capital investments or stranded plant. Once we reach sufficient customer density within a Verizon central office, we generally deploy the necessary equipment and facilities to allow us to provide on-net service in that Verizon central office.
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
     Off-Net: Off-net access methods are used to implement our SmarterBuild(TM) strategy by acquiring customers located in Verizon central offices in which there is not yet sufficient density to build a collocation. Off-net access is also used to be able to serve all locations of a multi-location account. There are two major forms of off-net access. The first is utilizing the transport and/or loops and facilities of a communications provider other than the Regional Bell Operating Company. We have contracts with several major providers of access and transport. The second is provided through Regional Bell Operating Companies. We have entered into commercial agreements with Verizon and AT&T which guarantee multi-year availability and predictable pricing for the required access and associated features needed to provide off-net services to our end-users. Our commercial agreements with Verizon extend through 2008 and 2010 and our commercial agreement with AT&T extends through May 2008.
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
     We have experienced significant operating losses. We recorded operating losses of $21.5 million in 2005, $17.2 million in 2006 and $32.1 million for the year ended December 31, 2007. During the same periods, we also recorded net losses of $38.9 million, $41.5 million and $65.5 million, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will grow or that we will become profitable in the future.
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

     We have experienced significant operating losses, both prior to and following the ATX and InfoHighway acquisitions. In addition, ATX and InfoHighway each experienced significant operating losses prior to the respective acquisitions. We recorded operating losses of $21.5 million in 2005, $17.2 million in 2006 and $32.1 million for the year ended December 31, 2007. During the same periods, we also recorded net losses of $38.9 million, $41.5 million and $65.5 million, respectively. We expect to continue to have losses for the foreseeable future, although we anticipate that the synergies we have identified through the combination of the three entities, if effectuated, may offer some areas of increasing operating efficiencies leading to potentially more profitable net results. In addition, as of December 31, 2007, we had $314 million of total outstanding indebtedness.
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
Gross Profit (exclusive of depreciation and amortization)
     Gross profit (exclusive of depreciation and amortization), as presented in this Management’s Discussion and Analysis, represents net loss, before income taxes, interest income, interest expense, merger integration costs, impairment charges, depreciation and amortization, software development expenses and selling, general and administrative expenses. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.
     The following table sets forth, for the periods indicated, a reconciliation of gross profit to net income as net income is calculated in accordance with GAAP:

	Year Ended December 31,
	2005	2006	2007
	(In thousands)
Net loss	$(38,928)	$(41,513)	$(65,489)
Add back non-gross profit items included in net loss:
Selling, general and administrative	94,138	105,986	166,322
Software development	2,301	1,819	2,293
Depreciation and amortization	45,756	49,781	75,980
Impairment charges	—	—	4,000
Merger integration costs	4,531	1,430	500
Interest and other expenses	17,384	24,047	32,661
Provision for income taxes	—	262	726

Gross profit	$125,182	$141,812	$216,993

     Gross profit measures the general efficiency of our network costs in comparison to our revenue. As we expense the current cost of our network against current period revenue, we use the gross profit measure to monitor our progress with regards to network optimization and other operating metrics.
     Our management also uses gross profit to evaluate performance relative to that of our competitors. This financial measure permits a comparative assessment of operating performance, relative to our performance based on our GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to core operating performance or that vary widely among similar companies. Our management believes that gross profit is a particularly useful comparative measure within our industry.
     We provided information relating to our gross profit so that analysts, investors and other interested persons have the same data that management uses to assess our operating performance, which permits them to obtain a better understanding of our operating performance and to evaluate the efficacy of the methodology and information used by our management to evaluate and measure such performance on a standalone and a comparative basis.
     Our gross profit may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure. In addition, gross profit has other limitations as an analytical financial measure. These limitations include the following:
•	gross profit does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;

•	gross profit does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, associated with our indebtedness;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and gross profit does not reflect any cash requirements for such replacements; and

•	gross profit does not reflect the SG&A expenses necessary to run our ongoing operations.
     Our management compensates for these limitations by relying primarily on our GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in gross profit. As a result of these limitations, gross profit should not be considered as an alternative to net loss, as calculated in accordance with GAAP, as a measure of operating performance.

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
Property and Equipment
     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer equipment, five years for furniture and fixtures, and seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life, typically two years. Construction in progress includes amounts incurred in the Company’s expansion of its network. The amounts include switching and co-location equipment, switching and co-location facilities design and co-location fees. The Company has not capitalized interest to date since the construction period has been short in duration and the related imputed interest expense incurred during that period was insignificant. When construction of each switch or co-location facility is completed, the balance of the assets is transferred to network equipment and depreciated in accordance with the Company’s policy. Maintenance and repairs are expensed as incurred.
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
     During the years ended December 31, 2005, 2006 and 2007, the Company capitalized approximately $1,759, $2,184 and $2,175 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $3,712, $2,768 and $2,715 for the years ended December 31, 2005, 2006 and 2007, respectively. The unamortized balance of capitalized software development costs as of December 31, 2006 and 2007 is $2,738 and $2,200, respectively.
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
     The Company concluded the potential decrease in the exercise price of the warrants was contingent consideration and accounted for the warrants as of the date of acquisition. SFAS 141 discusses the accounting for contingent consideration made in a purchase that is based on maintaining or achieving specified earnings levels. SFAS 141 provides that contingent consideration determinable at the date of acquisition should be included in determining the cost of an acquired entity and recorded at that date. Contingent consideration is determinable when the contingency is resolved or not contingent beyond a reasonable doubt and the consideration is issued or issuable. Additional consideration that becomes payable as a result of the resolution of a contingency based on earnings in specified periods after the acquisition date is added to the cost of the acquired entity. As of the date of acquisition, the Company concluded that any exercise price below the $883.58 was not certain beyond a reasonable doubt and therefore would not be recorded as part of the purchase price until the contingency period was over and the exercise price was known.
     As of August 14, 2008, the exercise price on the first traunch of warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company has concluded based on the criteria set forth in SFAS 141 that it will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the first traunch of warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at the point in time of such determination. The Company evaluated the warrants under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that once the exercise price is resolved, the warrants will be classified in equity. The Company will account for the second traunch of warrants in the same way after the cash flows generated for the twelve months ended May 31, 2009 have been calculated and agreed upon.
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
     The Company considered the change to the preferred stock provisions to be a modification, which required extinguishment accounting. As a result, $95.6 million, which is the difference between the fair value of these preferred shares at the time of the modification and their carrying value, was added to the Company’s net loss to arrive at a loss available to common shareholders for the year ended December 31, 2007. This event had no impact on the Company’s balance sheet as it has no net effect on the Company’s preferred share balances or on its additional paid-in capital balance.
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
          As required by SEC Rule 15d-15(b), the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.
          This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities Exchange Commission for newly public companies.
          During the Company’s fourth fiscal quarter of 2007, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION & ANALYSIS
     Compensation decisions with respect to the Company’s named executive officers have generally been based on the goal of recruiting, retaining and motivating individuals who can help the Company meet and exceed its financial and operational goals. The Company evaluates the amount of total compensation paid to each of its named executive officers during any fiscal year and generally considers the growth of the Company, corporate financial and operating goals, individual performance and industry trends in setting individual compensation levels for the Company’s named executive officers. The Company’s compensation programs have historically been weighted toward cash compensation, but the Company has also placed emphasis on equity-based compensation in order to better align the interests of its named executive officers with those of its stakeholders.
Determination of Compensation
     The Company’s board of directors is responsible for establishing and making decisions with respect to the compensation and benefit plans applicable to the Company’s named executive officers. Each year, the Company’s board reviews, modifies, and approves proposals prepared by its Chief Executive Officer to determine the adjustments, if any, that need to be made to each element of its named executive officers’ (other than the Company’s Chief Executive Officer’s) compensation, including base salary, annual bonus and long-term equity awards. In 2007, the board appointed an ad hoc committee, comprising of Steven F. Tunney and David C. Ruberg, for the purposes of reviewing the documentation, construction and administration of the Company’s MIP (described in more detail below) pursuant to which the Company’s named executive officers (and other members of the Company’s management team) may be granted equity.
     In determining the levels and mix of compensation, the Chief Executive Officer and the board have generally not relied on formulaic guidelines, but rather sought to maintain a flexible compensation program which allowed the Company to adapt components and levels of compensation to motivate and reward individual executives within the context of the Company’s desire to attain certain strategic and financial goals. In addition to any objective criteria, subjective factors considered in compensation determinations include an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to the Company’s overall performance, and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. The Company also seeks to reward its named executive officers for the successful completion or implementation of discrete projects, including projects relating to mergers and acquisitions, integration, strategic initiatives, and network deployment. The Company’s general goal is to provide a total compensation package (irrespective of the individual components) that is competitive with its peer companies.
     In 2007, the Company engaged the Radford Surveys & Consulting unit of Aon Consulting (Aon) to do a comprehensive study of the compensation program for the Company’s named executive officers and compare it against the compensation programs offered by the Company’s peer companies. The group which comprises the Company’s peer companies was determined by the Company in consultation with Aon based on factors such as services provided, size, EBITDA, and maturity of business. For 2007, the following 15 companies were jointly identified by the Company and Aon as the Company’s peer companies, although the Company may substitute companies in this peer group as consolidation or mergers may remove some from being public reporting entities:
•	Akamai Technologies Inc.

•	CBeyond Inc.

•	Covad Communications Group Inc.

•	Equinix Inc.

•	InfoSpace Inc.

•	Leap Wireless International Inc.

•	Limelight Networks Inc.

•	McLeod USA Inc.

•	MetroPCS Communications Inc.

•	Ntelos Holdings Corp.

•	Paetec Holding Corp.

•	Radiant Systems Inc.

•	Savvis, Inc.

•	Time Warner Telecom

•	XO Holdings
     The Aon study generally indicated that the base compensation and total direct compensation paid to the Company’s named executive officers was within the competitive range of the base compensation and total direct compensation paid by the Company’s peer companies, though both were slightly below the median of the Company’s peer companies. The board used the Aon study as a factor for determining the annual bonus for each of the Company’s named executive officers with respect to services performed in 2007, generally seeking to keep the actual annual bonus paid to each of the Company’s named executive officers within the competitive range of bonuses paid to similarly-situated executives of the Company’s peer companies, after taking into account any differences between the Company and its peer companies and the specific roles and duties of the Company’s named executive officers.
Components of Compensation for 2007
     For 2007, the compensation provided to the Company’s named executive officers consisted of the same elements generally available to the Company’s non-executive employees, including base salary, annual bonus and other perquisites and benefits, each of which is described in more detail below. In addition, the Company’s named executive officers were granted equity awards in 2007 under the Company’s MIP, which grants are discussed in further detail below. The Company believes that the mix of cash- and equity-based compensation, as well as the ratio of fixed to performance-based compensation, is well-balanced and provides the Company with an effective means to attract, motivate, and retain the Company’s named executive officers.
Base Salary
     The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, the Company intends to be competitive with its peer companies and in the telecommunications sector generally. Base salary is reviewed periodically by the Company’s board, with the Company’s Chief Executive Officer providing recommendations to the board for each named executive officer (other than the Chief Executive Officer). In determining base salary, the board considers individual performance during the prior year, the mix of fixed to overall compensation, and subjective considerations relating to individual contributions, including contributions to the successful completion of discrete projects, as discussed above under “Determination of Compensation.” The Company’s board did not increase any of the Company’s named executive officers’ base salaries during 2007.
     Using the Aon study as a guideline, the Company’s board, after consultation with the Company’s Chief Executive Officer, determined to increase the base salary payable to each of the Company’s named executive officers during 2008. The increase was effectuated in order to ensure that the compensation of the Company’s named executive officers remains competitive in the marketplace after taking into account the actual roles performed by the Company’s named executive officers as compared to those with similar titles at the Company’s peer companies.

Annual Bonuses
     Annual bonuses are intended to compensate executives for achieving the Company’s annual financial and strategic goals, including overall company performance, growth, achievement of synergies from acquisitions, and exceptional individual performance during the year, including performance toward the successful completion of certain discrete projects, as discussed above under “Determination of Compensation.” In 2008, the ad hoc compensation committee of the Company’s board of directors approved a discretionary $3 million bonus pool for services performed in 2007 that was allocated among the Company’s named executive officers and other employees. The size of the bonus pool was determined by the board, in consultation with the Company’s Chief Executive Officer, after taking into account the annual bonuses historically paid to the Company’s employees and the annual bonuses paid by ATX Communications, Inc. and Eureka Broadband Corporation to its employees prior to integration, adjusted to reflect any subsequent changes to personnel. On April 25, 2008, the Company paid annual bonuses to each of its named executive officers for services performed during 2007. The bonuses paid to each of the named executive officers for services performed during 2007 are set forth in the “Summary Compensation Table” below. Individual bonus amounts were determined by the Company’s board, after consultation with the Company’s Chief Executive Officer, and a review the Aon study, based upon (i) each named executive officer’s general individual performance, including work output, and performance within the management team; (ii) each named executive officer’s contributions toward the integration of ATX Communications, Inc. and the acquisition and integration of Eureka Broadband Corporation; (iii) each named executive officer’s contributions toward the Company’s various strategic initiatives, (iv) each named executive officer’s overall significance toward the short- and long-term success of the Company’s business, and (v) the scope of each named executive officer’s duties and responsibilities within the Company.
Long-Term Equity Compensation
     In February 2007, the Company’s board adopted the MIP, pursuant to which the Company granted options to purchase shares of its preferred stock and shares of restricted preferred stock to the Company’s named executive officers during 2007. The MIP was adopted in an effort to make the Company’s overall compensation packages more competitive with the Company’s peer companies and to better align the interests of the Company’s named executive officers with the mid- and long-term interests of its stakeholders. By aligning a named executive officer’s interests with building the mid- and long-term equity value of the Company, the Company’s board felt that each named executive officer will be motivated to deliver his best efforts on a long-term basis toward meeting and exceeding the Company’s financial and operating goals. In order to avoid the imposition of substantial penalty taxes to participants upon receipt of an option to purchase shares of the Company’s preferred stock and to ensure that grants have the intended effect of incentivizing the Company’s named executive officers, the MIP was designed to comply with Section 409A of the Internal Revenue Code of 1986 and the regulations promulgated thereunder.
     The grants made to the Company’s named executive officers pursuant to the MIP in 2007 were intended to replace all grants outstanding under the Company’s old long-term incentive plans, which the board determined were no longer appropriate for the Company’s incentive compensation structure. In connection with the 2007 grants, the Company repurchased all outstanding awards (options and restricted shares) from its named executive officers. The amounts paid to repurchase the outstanding grants were generally used to satisfy the named executive officers withholding taxes with respect to their new grants under the MIP.
     The amount and composition of each named executive officer’s 2007 grant was determined by the ad hoc committee of the board and was intended to bring the Company’s named executive officers equity grants more in line with grants made to the named executive officers at the Company’s peer companies (determined based on a review of an Aon study that the Company commissioned in 2006). The vesting schedule of each grant generally replicates the vesting schedule in effect for the grant in which it replaced and each grant was valued at fair market value on the date of grant.
401(k) Savings Plan
     The Company has adopted a tax-qualified employee savings and retirement plan covering all of its full-time employees, including the Company’s named executive officers. Under the 401(k) plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the plan. From time to time, the Company matches contributions, up to certain pre-established limits, made by the Company’s employees. The Company’s named executive officers participate in the

401(k) plan on the same basis as the Company’s other employees, except for rules that govern 401(k) plans with regard to highly compensated employees which may limit the Company’s named executive officers from achieving the maximum amount of contributions under the plan.
Perquisites and Other Benefits
     The Company’s named executive officers are eligible to receive the same benefits, including life and health insurance benefits, which are available to all employees. The Company’s Chief Executive Officer receives temporary housing near the Company headquarters and transportation to and from his principal place of residence. Any personal tax liability created by this reimbursement or for items paid for directly by the Company will be “grossed up” by the Company to cover the Chief Executive Officer’s estimated income tax liability. The board determined that these benefits were necessary to attract the Company’s Chief Executive Officer to join the Company in 2005 and believe that these benefits continue to be essential elements of his compensation package. Additionally, Mr. Rinker and Mr. Crotty each were transferred title in 2007 to Company owned vehicles that were purchased by the Company at their lease end. Such leases were entered into in 2003 as part of their 2003 bonuses. Any personal tax liability imposed on Messrs. Rinker and Crotty as a result of the transfer of the automobiles and from the related reimbursements was “grossed up” by the Company to cover such named executive officers’ estimated income tax liability.
Severance Benefits
     Certain of the Company’s named executive officers are entitled to receive severance benefits upon certain qualifying terminations of employment, pursuant to the provision of such executives’ employment agreements. These severance arrangements are primarily intended to retain the Company’s named executives, as the named executives will forego the right to receive a significant payment if they voluntarily terminate their employment without good reason.
SUMMARY COMPENSATION TABLE
     The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2007, by the Company’s named executive officers (Chief Executive Officer, Chief Financial Officer and the Company’s four other most highly compensated executive officers who were employed by the Company as of December 31, 2007, and whose total compensation exceeded $100,000 during that fiscal year).

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)
Michael K. Robinson	2007	400,000	—	598,923		91,955	1,090,878
President and Chief	2006	400,000	300,000	219,813	97,420	96,400	1,016,203
Executive Officer

Corey Rinker	2007	260,000	—	225,889	9,685	80,898	576,472
Executive Vice President, Chief	2006	260,000	75,000	129,703	—	—	464,703
Financial Officer, Treasurer and Assistant Secretary

Brian P. Crotty	2007	310,000	—	480,089	26,891	77,417	894,397
Chief Operating Officer	2006	310,000	190,000	175,550	—	—	675,550

Charles C. Hunter	2007	250,000	—	198,164	9,685	—	457,849
Executive Vice President,	2006	250,000	75,000	83,954	—	—	408,954
General Counsel and Secretary

Terrence J. Anderson	2007	250,000	—	205,963	20,972	—	476,935
Executive Vice President, Finance	2006	250,000	150,000	—	—	—	400,000
and Corporate Development

Ken A. Shulman	2007	250,000	—	161,012	16,130	—	427,142
Executive Vice President, Chief	2006	250,000	100,000	—	—	—	350,000
Technology Officer and Chief Information Officer

(1)	Represents the compensation cost the Company recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). For additional information on the calculation of the net compensation expense including the valuation assumptions used, please refer to note 12 of the Company’s audited consolidated financial statements.

(2)	Represents company paid travel ($28,080) and lodging ($63,875) expenses incurred by Mr. Robinson and the value of non-cash compensation received by Mr. Rinker and Mr. Crotty in connection with their acquisition of company owned automobiles.

GRANTS OF PLAN-BASED AWARDS TABLE

			All Other Stock
			Awards:
			Number of	All Other Option
			Shares of	Awards: Number of
			Stock or	Securities	Exercise Price of	Grant Date Fair
	Grant		Units (#)	Underlying Options (#)	Option Awards	Value of Option
Name	Date		(1)	(1)	($/Unit)	Awards(2)
Michael K. Robinson	4/20/07	(3)	3,683	—	—	—
	4/20/07	(3)	—	451	$137.50	$25,396
	4/20/07	(4)	—	5,415	$137.50	$304,919

Corey Rinker	4/20/07	(3)	933	—	—	—
	4/20/07	(4)	155
	4/20/07	(4)	—	774	$137.50	$43,584

Brian P. Crotty	4/20/07	(3)	2,243	—	—	—
	4/20/07	(4)	430
	4/20/07	(4)	—	2,149	$137.50	$121,010

Charles C. Hunter	4/20/07	(3)	863	—	—	—
	4/20/07	(4)	155
	4/20/07	(4)	—	774	$137.50	$43,584

Terrence J. Anderson	4/20/07	(3)	1,958	—	—	—
	4/20/07	(4)	335
	4/20/07	(4)	—	1,676	$137.50	$94,376

Kenneth A. Shulman	4/20/07	(3)	1,203	—	—	—
	4/20/07	(4)	258
	4/20/07	(4)	—	1,289	$137.50	$72,584

(1)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes.

(2)	The amounts shown in this column do not reflect realized compensation for the named executive officers; rather, they reflect the Company’s accounting expense, specifically the fair value of stock option awards as of the date of grant calculated in accordance with SFAS No. 123(R).

(3)	Award was entirely vested upon grant.

(4)	Award will vest in equal annual installments at the end of March of 2008, 2009 and 2010.
Narrative Disclosure Relating to Summary Compensation and Grants of Plan-Based Awards Tables
Chief Executive Officer Employment Agreement
     On February 10, 2005, the Company entered into an employment agreement with Mr. Robinson, pursuant to which he agreed to serve as the Company’s Chief Executive Officer for a three-year term with automatic one-year renewals. Mr. Robinson is entitled to a minimum base salary and is eligible to receive an annual bonus, as determined by the Company’s board, with a target bonus of between 30% and 100% of his annual base salary. If Mr. Robinson’s employment is terminated by the Company other than for cause, death or disability, by Mr. Robinson for good reason, or if the Company fails to extend the employment agreement, Mr. Robinson is entitled to (i) an amount equal to 100% of the sum of (a) his annual base salary and (b) the average of the annual cash performance bonus paid to Mr. Robinson over the previous three fiscal years, such amount to be paid in equal installments over 12 months, and (ii) immediate vesting of any unvested restricted stock. Additionally, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross up payment to make him whole for any excise tax he is required to pay.
     Under the employment agreement, Mr. Robinson has agreed to a non-compete provision pursuant to which he cannot compete with us for a period of one year following any termination of his employment. Mr. Robinson is also subject to a non-solicit covenant which prohibits him from soliciting, among others, the Company’s officers and employees for a period of two years following the termination of his employment. The employment agreement also contains customary confidentiality provisions.
Employment Agreements with Other Named Executive Officers
     The Company is currently a party to substantially similar employment agreements with Messrs. Rinker, Crotty, Hunter, Anderson and Shulman. Pursuant to these employment agreements, each executive agreed to serve as an executive officer for a one-year term with automatic one-year renewals. Each executive is entitled to a minimum base salary and is eligible to receive an annual bonus with the target bonus and actual cash bonus amount to be determined by the board each fiscal year. Upon a termination of employment (i) by the Company other than for cause, death or disability, (ii) as a result of the Company’s failure to renew his employment agreement, or (iii) in the case of Mr. Anderson and Mr. Shulman only, the executive’s resignation for “good reason” (as defined in the employment agreement), the executive will be entitled to continue to receive his base salary for a period of one year following termination.
     Messrs. Crotty, Rinker, Hunter and Shulman are barred from competing with the Company for a period of one year following any termination of employment. Mr. Anderson’s employment agreement contains a non-compete provision pursuant to which he cannot compete with the Company until the earlier of the date on which his severance payments cease or the date which is one year following the termination of his employment. Each employment agreement also contains non-solicit provisions which prohibit the executive from soliciting, among others, the Company’s officers and employees for a period of two years following the termination of his employment. The employment agreements also contain customary confidentiality provisions.
Management Incentive Plan
     In February 2007, the Company’s board adopted the MIP, pursuant to which the Company may grant options and restricted stock to the Company’s named executive officers (and certain other key management employees). Grants of shares or options under the plan are be valued at the fair market value at the time of grant and approved by the Company’s board. Each option granted pursuant to the MIP is designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in order to avoid the imposition of a 20% penalty tax to the Company’s named executive officers (and other participants). If a participating employee is terminated by the Company or the Company’s successor without cause following a change in control of the Company, all options and shares of restricted stock granted to the named executive officer pursuant to the MIP will immediately vest. An initial public offering will not constitute a change in control.
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
Potential Payments Upon Termination Or Change In Control
     Pursuant to the employment agreements with the Company’s named executive officers, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table and Grants of Plan-Based Awards Table, upon certain terminations of employment, the Company’s named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or without good reason (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, and (iv) a change in control. The amounts shown assume that the applicable triggering event occurred on December 31, 2007, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. For purposes of the MIP, “change in control” means (i) the sale or disposition of the assets of the Company; or (ii) any person or group becomes the beneficial owner of more than 50% of the total voting power of the voting stock of the Company pursuant to a transaction where the “investors” (as defined in the MIP) cease to control the board.

				Value of Tax
		Cash Severance	Equity Acceleration	Gross-Up
Name	Event	($)	($)(1)	($)(2)	Total ($)
Michael K. Robinson.	Voluntary Termination	0	0	0	0
	Involuntary Termination	700,000	304,919	0	1,004,919
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0

Corey Rinker	Voluntary Termination	0	0	0	0
	Involuntary Termination	260,000	0	0	260,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0

Brian P. Crotty	Voluntary Termination	0	0	0	0
	Involuntary Termination	310,000	0	0	310,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0

Charles C. Hunter	Voluntary Termination	0	0	0	0
	Involuntary Termination	250,000	0	0	250,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0

Terrence J. Anderson	Voluntary Termination	0	0	0	0
	Involuntary Termination	250,000	0	0	250,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0

Ken A. Shulman	Voluntary Termination	0	0	0	0
	Involuntary Termination	250,000	0	0	250,000
	Death or Disability	0	0	0	0
	Change in Control	0	0	0	0

(1)	The reference to units in the above table do not refer to separate securities. The calculation of the value of the equity acceleration is determined by calculating the number of units that would vest in connection with the applicable event (each unit representing 1 share of either Series A preferred stock or Series B preferred stock and 25 shares of Class A common stock) and multiplying it by $653.85, which represents the fair market value of a unit as of December 31, 2007, determined in reliance on a valuation performed in March 2007.

(2)	Pursuant to the terms of Mr. Robinson’s employment agreement, in the event that any payment under the agreements constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to cover the 20% excise tax which may be imposed on such payment pursuant to Section 4999 of the Internal Revenue Code (amount shown is estimate).
DIRECTOR COMPENSATION
During 2007, no compensation was paid to any of the Company’s directors, primarily due to their status as significant shareholders. In the event that new directors are elected to the Company’s board who are neither executives, nor significant shareholders, the Company may compensate such individual for their role on the board and board committees. It is anticipated that the compensation for such members of the board would be approved by the Company’s board that may be in place at that time. The Company’s directors are reimbursed for normal and customary expenses submitted in association with their participation at board meetings and committee meetings.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Amendment.
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
Financial Statement Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at		Other
	Beginning of	Charges to	Accounts		Deductions	Balance at
Description	Period	Expenses	Note(a)		Note(b)	End of Period
	(Dollars in thousands)
Allowance for Uncollectible Accounts Receivable:
Year Ended December 31, 2005	908	3,823	8,874		(6,910)	6,695
Year Ended December 31, 2006	6,695	6,384	4,724		(9,832)	7,971
Year Ended December 31, 2007	7,971	6,546	5,380		(9,815)	10,082
Valuation Allowance for Deferred Tax Assets:
Year Ended December 31, 2005	—	—	(84,642	)(c)	—	(84,642)
Year Ended December 31, 2006	(84,642)	—	83,668	(d)		(974)
Year Ended December 31, 2007	(974)	—	(49,221	)(e)	—	(50,195)

(a)	Allowance for Uncollectible Accounts Receivable includes $5,481, $3,485 and $1,273 of allowances for uncollectible accounts receivable as of acquisition dates from business combinations occurring during the year ended December 31, 2005, 2006 and 2007, respectively and recoveries of amounts previously written off.

(b)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.

(c)	Net effect of purchase accounting in relation to the 2005 merger and current year activity.

(d)	Net effect of the completion of the study of the available net operating loss carryforwards (“NOLs”) resulting from the 2005 merger and current year activity.

(e)	Net effect of purchase accounting in relation to 2007 merger and current year activity.
          (b) Exhibits

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of June 26, 2006, by and among Broadview Networks Holdings, Inc., ATX Communications, Inc., the stockholders of ATX Communications, Inc. and, for the limited purposes set forth therein, Leucadia National Corporation.(a)

2.2	Agreement and Plan of Merger, dated as of February 23, 2007, by and among Broadview Networks

Exhibit
No.	Description
Holdings, Inc., Eureka Acquisition Corporation, Eureka Broadband Corporation, the significant stockholders of Eureka Broadband Corporation set forth therein and Jeffrey Ginsberg, as agent for the stockholders of Eureka Broadband Corporation.(a)

3.1	Tenth Amended and Restated Certificate of Incorporation, dated May 31, 2007, of Broadview Networks Holdings, Inc.(d)

3.2	Second Amended and Restated Bylaws of Broadview Networks Holdings, Inc.(a)

4.1	Indenture, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

4.2	Supplemental Indenture, dated as of September 29, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

4.3	Form of Exchange 11 3/8% Senior Secured Note due 2012.(a)

4.4	Form of Guarantee of Exchange 11 3/8% Senior Secured Note due 2012.(a)

4.5	Second Supplemental Indenture, dated as of May 14, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

4.6	Third Supplemental Indenture, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

4.7	Security Agreement, dated as of August 23, 2006, by and among by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)

4.8	Supplement to the Security Agreement, dated as of September 29, 2006, by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)

4.9	Second Supplement to the Security Agreement, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)

10.1	Management Incentive Plan, dated as of February 9, 2007, of Broadview Networks Holdings, Inc.(a)(f)

10.2	Employment Agreement, dated as of February 10, 2005, by and between Broadview Networks Holdings, Inc. and Michael K. Robinson.(a)(f)

10.3	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Brian Crotty.(a)(f)

10.4	Employment Agreement, dated as of January 14, 2004, by and between Broadview Networks Holdings, Inc. and Terrence J. Anderson.(a)(f)

10.5	Employment Agreement, dated as of January 14, 2005, by and between Broadview Networks Holdings, Inc. and Kenneth Shulman.(a)(f)

10.6	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Charles Hunter.(a)(f)

10.7	Employment Agreement, dated as of March 3, 2994, by and between Bridgecom Holdings, Inc. and Corey Rinker.(a)(f)

10.8	Credit Agreement, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)

10.9	Collateral Agreement, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

10.10	Supplement to the Collateral Agreement, dated as of October 20, 2006, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

10.11	Second Supplement to the Collateral Agreement, dated as of June 26, 2007, by and among Broadview

Exhibit
No.	Description
Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

10.12	Guaranty Agreement, dated as of August 23, 2006, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

10.13	Supplement to the Guaranty Agreement, dated as of October 20, 2006, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

10.14	Second Supplement to the Guaranty Agreement, dated as of June 26, 2007, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

10.15	Intercreditor Agreement, dated as of August 23, 2006, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)

10.16	Joinder to the Intercreditor Agreement, dated as of October 20, 2006, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)

10.17	Amendment No. 1 to the Intercreditor Agreement, dated as of May 10, 2007, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)

10.18	Joinder No. 2 to the Intercreditor Agreement, dated as of June 26, 2007, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)

10.19	Third Amended and Restated Shareholders Agreement, by and among Broadview Networks Holdings, Inc. and the shareholders named therein, dated as of May 31, 2007.(b)

10.20	Indemnity Escrow Agreement, dated May 31, 2007, between Broadview Networks Holdings, Inc., the agent for the former stockholders of Eureka Broadband Corporation and JP Morgan Chase Bank, N.A.(b)

10.21	Escrow Agreement, dated September 29, 2006, by and among ATX Communications, Inc., LUK CLEC LLC, Broadview Networks Holdings, Inc. and JPMorgan Chase Bank, N.A.(e)

10.22	1997 Stock Option Plan.(c)(f)

10.23	2000 Stock Option Plan.(c)(f)

12.1	Ratio of Earnings to Fixed Charges.(d)

21.1	Subsidiaries of Broadview Networks Holdings, Inc.(d)

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-4/A filed on October 16, 2007 (File No. 333-142946).

(b)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 8-K filed on November 19, 2007 (File No. 333-142946).

(c)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-1 filed on November 30, 2007 (File No. 333-147720).

(d)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 10-K filed on March 31, 2008 (File No. 333-96391).

(e)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-1/A filed on June 27, 2008 (File No. 333-147720).

(f)	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of November, 2008.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Assistant Treasurer