Form 10-Q
period 2008-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2008-11-14
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                         to
Commission File Number 333-96391
Broadview Networks Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3310798 (IRS Employer Identification Number)

800 Westchester Avenue, Suite N501 Rye Brook, NY 10573 (Address of principal executive offices)	10573 (Zip code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at November 13, 2008
Class A Common Stock, $.01 par value per share Class B Common Stock, $.01 par value per share	9,342,880 360,050

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report contains both historical and “forward-looking statements.” All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including with respect to Broadview, the following, among other things, risks associated with:
•	our history of operating losses;

•	our substantial indebtedness;

•	the elimination or relaxation of certain regulatory rights and protections;

•	incumbent local exchange carriers, with which we have interconnection agreements, leveraging their historical monopoly position;

•	the failure to anticipate and keep up with technological changes;

•	our ability to provide services and systems at competitive prices;

•	difficulties associated with collecting payment from incumbent local exchange carriers, interexchange carriers and wholesale customers;

•	billing and other disputes with vendors;

•	the highly competitive nature of the communications market in which we operate and declining prices for communications services;

•	continued industry consolidation;

•	the recent intellectual property infringement litigation involving the provision of Voice over Internet Protocol (“VoIP”) services;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the credit facility;

•	servicing our indebtedness;

•	government regulation;

•	regulatory uncertainties in the communications industry;

•	increased regulation of Internet-protocol-based service providers;

•	declining prices for communication services;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	system disruptions or the failure of our information systems to perform as expected;

•	interruptions in the business operations of third party service providers;

•	the loss of our customers;

•	the ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	the financial difficulties by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully engage in future acquisitions;

•	misappropriation of our intellectual property and proprietary rights;

•	the possibility of incurring liability for information disseminated through our network.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	September 30,
	2007	2008
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,998	$22,878
Accounts receivable, less allowance for doubtful accounts of $10,082 and $13,101	56,426	56,264
Other current assets	8,463	10,379

Total current assets	106,887	89,521

Property and equipment, net	77,373	85,806
Goodwill	96,154	96,237
Intangible assets, net of accumulated amortization of $109,335 and $140,380	82,841	57,464
Other assets	18,543	17,568

Total assets	$381,798	$346,596

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$21,247	$21,926
Accrued expenses and other current liabilities	43,952	30,088
Taxes payable	10,818	8,292
Deferred revenues	10,148	11,877
Current portion of capital lease obligations and equipment notes	3,136	3,928

Total current liabilities	89,301	76,111

Long-term debt	304,740	314,137
Deferred rent payable	2,628	2,329
Capital lease obligations and equipment notes, net of current portion	6,114	5,813
Deferred income taxes payable	1,141	1,826
Other	589	639

Total liabilities	404,513	400,855

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000, issued and outstanding 9,342,880 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $123,880 and $135,367	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $142,973 and $156,230	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,202 shares entitled in liquidation to $129,485 and $141,492	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued and outstanding 64,986 shares entitled in liquidation to $92,265 and $100,820	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $13,011 and $14,907	—	—
Additional paid-in capital	140,270	140,512
Accumulated deficit	(163,100)	(194,886)

Total stockholders’ deficiency	(22,715)	(54,259)

Total liabilities and stockholders’ deficiency	$381,798	$346,596

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenues	$123,652	$125,535	$325,998	$377,391
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	64,890	65,026	168,136	196,474
Selling, general and administrative (includes share-based compensation of $226, $63, $2,340 and $242)	42,383	41,467	120,866	127,150
Software development	647	414	1,811	1,229
Depreciation and amortization	21,760	17,828	55,507	54,525
Merger integration costs	87	—	503	—

Total operating expenses	129,767	124,735	346,823	379,378

Income (loss) from operations	(6,115)	800	(20,825)	(1,987)
Other income	130	(3)	226	(10)
Interest expense	(9,919)	(10,019)	(25,146)	(29,474)
Interest income	449	167	1,160	598

Loss before provision for income taxes	(15,455)	(9,055)	(44,585)	(30,873)
Benefit (provision) for income taxes	465	(118)	(1,013)	(913)

Net loss	(14,990)	(9,173)	(45,598)	(31,786)
Dividends on preferred stock	(14,471)	(16,202)	(40,126)	(47,203)
Modification of preferred stock	—	—	(95,622)	—

Loss available to common shareholders	$(29,461)	$(25,375)	$(181,346)	$(78,989)

Loss available per common share — basic and diluted	$(3.05)	$(2.62)	$(19.59)	$(8.16)

Weighted average common shares outstanding — basic and diluted	9,667,680	9,679,455	9,255,153	9,674,728

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2007	2008

Cash flows from operating activities	$(45,598)	$(31,786)
Net loss
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	23,602	23,430
Amortization and write-off of deferred financing costs	1,605	1,983
Amortization of intangible assets	31,904	31,045
Amortization of bond premium	(359)	(603)
Provision for doubtful accounts	4,187	4,205
Share-based compensation	2,340	242
Deferred income taxes	1,040	685
Other	392	50
Changes in operating assets and liabilities:
Restricted cash	37	—
Accounts receivable	(12,415)	(3,429)
Prepaid expenses and other current assets	(223)	(1,898)
Other assets	(185)	(933)
Accounts payable	(5,968)	679
Accrued expenses and other current liabilities	(23,064)	(15,339)
Taxes payable	(1,530)	(2,526)
Deferred revenue	1,319	1,729
Deferred rent	(160)	(299)
Other liabilities	(240)	—

Net cash provided by (used in) operating activities	(23,316)	7,235

Cash flows from investing activities
Acquisition, net of cash and restricted cash acquired	(58,462)	(4,953)
Purchase of property and equipment	(21,093)	(31,452)
Merger acquisition costs	(1,939)	(296)
Other	—	(83)

Net cash used in investing activities	(81,494)	(36,784)

Cash flows from financing activities
Proceeds from capital lease financing and equipment notes	4,653	3,192
Payments on capital lease obligations and equipment notes	(3,022)	(2,700)
Proceeds from issuance of long-term debt	95,175	—
Drawdowns on revolving credit facility	11,500	10,000
Repayments on revolving credit facility	(11,956)	—
Payment of deferred financing fees	(4,319)	(63)
Payments for shares purchased under under MIP	(1,703)	—

Net cash provided by financing activities	90,328	10,429

Net decrease in cash and cash equivalents	(14,482)	(19,120)
Cash and cash equivalents at beginning of period	43,952	41,998

Cash and cash equivalents at end of period	$29,470	$22,878

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2007 included in the Company’s Form 10-K/A. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
2. Significant Accounting Policies
Property and Equipment
     On January 1, 2008, the Company changed the estimated useful lives of certain property and equipment acquired in the InfoHighway acquisition to conform the useful lives of this property and equipment to their estimated useful lives as determined by the Company. The impact of this change resulted in a reduction in depreciation expense of $360 and $1,079 for the three and nine months ended September 30, 2008.
Significant Vendor
     The Company purchases approximately 70% of its telecommunication services from one vendor. Accounts payable and accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets include approximately $24,500 and $27,800 as of December 31, 2007 and September 30, 2008, respectively, due to this vendor.
Comprehensive Income
     Comprehensive income represents the change in net assets of a business enterprise during a period from non-owner sources. For the three and nine months ended September 30, 2007 and 2008, our net loss was the only item of other comprehensive income.
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
Allowance for Doubtful Accounts
     During the three months ended September 30, 2008, the Company changed its estimate for calculating its allowance for doubtful accounts for certain carrier receivables. This change resulted in a reduction of selling, general and administrative expenses of $1.5 million for the three and nine months ended September 30, 2008.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
3. Recent Accounting Pronouncements
     In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. The Company does not expect the adoption of SAB 110 to have a material effect on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised) (“SFAS 141(R)”), to replace SFAS 141, Business Combinations (“SFAS 141”). SFAS 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. The Company is still evaluating the impact of SFAS 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. Management has evaluated SFAS 160 and has determined that it will have no impact on the Company’s consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. Management has evaluated SFAS 161 and has determined that it will have no impact on the Company’s consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the Company’s financial statements.
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
     As of November 13, 2008, the exercise price on the first traunch of warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company has concluded based on the criteria set forth in SFAS 141 that it will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the first traunch of warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination. The Company evaluated the warrants under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that once the exercise price is resolved, the warrants will be classified in equity. The Company will account for the second traunch of warrants in the same way after the cash flows generated for the twelve months ended May 31, 2009 have been calculated and agreed upon.
5. Lightwave Acquisition
     As of June 12, 2008, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave is a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. Lightwave filed for bankruptcy protection in February 2008. On July 11, 2008, the Bankruptcy Court granted the sale order authorizing the sale of Lightwave’s and Adera’s assets to the Company. Pursuant to the sale order, the Company was required to place $4,640 in escrow until the closing of the transaction, which occurred on September 18, 2008. Accordingly, the results of operations of Lightwave are included in the Company’s consolidated financial statements beginning September 19, 2008.
     The consolidated results of the Company reflect the acquisition under the purchase method of accounting in accordance with SFAS 141. The preliminary purchase price paid by the Company totaled $6,613, including the cash released from escrow. A portion of the purchase price, the $750 holdback amount, is due to be paid to the sellers on September 18, 2009. Under certain circumstances specified on the asset purchase agreement, the holdback amount will be adjusted to reflect changes in the purchase price. The Company is required to pay additional purchase consideration for the value of the accounts receivable acquired, an estimate of which is included in the purchase price. However, the accounts receivable amount is subject to further adjustment, which would impact both the overall purchase price paid by the Company as well as the value ascribed to the accounts receivable in the final purchase price allocation.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
5. Lightwave Acquisition (continued)
     The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition. The Company will not finalize its allocation of the purchase price until an appraisal of the fair value of the net assets acquired is completed. When finalized, any changes to the preliminary purchase price allocation will result in changes to the carrying amounts of the net assets acquired. The preliminary purchase price allocation of the Lightwave transaction is as follows:

Assets acquired:
Accounts receivable	$614
Other current assets	18
Property and equipment	411
Intangible assets	5,668
Other assets	12

Total assets acquired	6,723

Liabilities assumed:

Accrued expenses and other current liabilities	110

Net assets acquired	$6,613

6. Accrued Expenses and Other Current Liabilities
     Accrued expenses and other current liabilities consist of the following:

	December 31,	September 30,
	2007	2008

Recurring network costs and other operating accruals	$23,488	$21,656
Accrued interest(a)	11,375	2,872
Merger transaction costs(b)	2,090	1,107
Payroll related liabilities	6,840	3,903
Other	159	550

Total accrued expenses and other current	$43,952	$30,088

(a)	Represents accrued interest on the Senior Secured Notes. Interest is paid semi-annually on March 1 and September 1 of each year.

(b)	The accrual for merger transaction costs consists of the following:

	ATX	InfoHighway	Lease
	Severance	Severance	Terminations	Other	Total

Balance at December 31, 2007	$287	$1,086	$632	$85	$2,090
Payments	(236)	(334)	(340)	(73)	(983)

Balance at September 30, 2008	$51	$752	$292	$12	$1,107

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
7. Debt
Senior Secured Notes
     On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, we completed an additional offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The remaining unamortized bond premium of $4,137 at September 30, 2008 is included in long term debt. For the three months ended September 30, 2007 and 2008, bond premium amortization amounted to $259 and $207 and was recorded to interest expense using the effective interest rate method. For the nine months ended September 30, 2007 and 2008, bond premium amortization amounted to $359 and $603.
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
     The Indenture contains covenants limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at September 30, 2008.
Revolving $25,000 Senior Credit Facility
     On August 23, 2006, the Company entered into a five year, Revolving $25,000 Senior Credit Facility (“Revolving Credit Facility”). Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The borrowing base eligibility calculation exceeds the amount required to draw on the entire Revolving Credit Facility; therefore the remaining availability under the Revolving Credit Facility and the letter of credit sublimit are fully available for borrowing. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. In connection with the acquisition of Lightwave, the Company borrowed $10,000 from the Revolving Credit Facility, which is outstanding at September 30, 2008. Due to continuing uncertainty in the credit markets, the Company borrowed an additional $13,500 million from the Revolving Line of Credit during October 2008. The Company invested $23,500 million in US Treasuries during the month of October 2008.
     The Revolving Credit Facility also has a sublimit of $9,000 for the issuance of letters of credit. During the three months ended September 30, 2008, $80 of letters of credit were issued to regulatory bodies, all of which are outstanding against this facility at September 30, 2008.
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
8. Commitments and Contingencies
     The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at September 30, 2008 was in excess of $30,000. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accounts payable and accrued expenses and other current liabilities at September 30, 2008. It is possible that actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
     The Company has entered into commercial agreements with a vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996. For the nine months ended September 30, 2007 and 2008, the Company met its minimum purchase obligations during each period. The agreements, which expire in 2010 and 2011 require certain minimum purchase obligations and contain fixed but escalating pricing over their term.
     The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations, or cash flows. For more information, see the Section entitled “Legal Proceedings” and our Form 10-K/A for the year ended December 31, 2007.
9. Income Taxes
     We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings of which $18 was interest and penalties. In addition, we reduced $1,751 of a deferred tax asset and its associated valuation allowance. During the nine months ended September 30, 2007 we recorded $13 of additional interest and penalties and classified such amounts as income tax expense. There were no corresponding amounts recorded during the three months ended September 30, 2007 and 2008 and the nine months ended September 30, 2008. Prior to the adoption of FIN 48, such expenses would have been recorded as interest expense. Our consolidated balance sheets at December 31, 2007 and September 30, 2008 include no liabilities for unrecognized income tax benefits.
     The Company completed a study in 2006 and in 2007 of its available net operating loss carryforwards (“NOLs”) resulting from previous mergers. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At September 30, 2008, the Company had net operating loss carryforwards available totaling approximately $142 million which expire through 2028. The Company has provided a full valuation allowance against the net deferred tax asset as of September 30, 2008 because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
10. Earnings per share
     The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2007 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Loss available to common shareholders (Numerator):
Net loss	$(14,990)	$(9,173)	$(45,598)	$(31,786)
Dividends on preferred stock	(14,471)	(16,202)	(40,126)	(47,203)
Modification of preferred stock	—	—	(95,622)	—

Loss available to common shareholders	$(29,461)	$(25,375)	$(181,346)	$(78,989)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	9,342,880	9,342,880	9,060,035	9,342,880
Class B common stock	324,800	336,575	195,118	331,848

Weighted average common shares outstanding — basic and diluted	9,667,680	9,679,455	9,255,153	9,674,728

Loss available per common share — basic and diluted	$(3.05)	$(2.62)	$(19.59)	$(8.16)

     For the three and nine months ended September 30, 2007 and 2008, the Company had outstanding options, warrants, restricted stock units and preferred stock , which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
     Dividends accumulate on the Company’s Series A, A1, B and B1 Preferred Stock. Per SFAS No. 128, Earnings Per Share, loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. Dividends accumulated but undeclared for the three months ended September 30, 2007 and 2008 were $14.5 million and $16.2 million, respectively. Dividends accumulated but undeclared for the nine months ended September 30, 2007 and 2008 were $40.1 million and $47.2 million, respectively.
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
     The Company considered the change to the preferred stock provisions to be a modification, which required extinguishment accounting. As a result, $95.6 million, which is the difference between the fair value of these preferred shares at the time of the modification and their carrying value, was added to the Company’s net loss to arrive at a loss available to common shareholders for the nine months ended September 30, 2007. This event had no impact on the Company’s balance sheet as it has no net effect on the Company’s preferred share balances or on its additional paid-in capital balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K/A for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K/A for the year ended December 31, 2007 filed with the SEC.
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
     On September 18, 2008, we acquired Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave is a competitive local exchange carriers operating primarily in the Mid-Atlantic region of the United States. We expect this acquisition to complement our ATX Communications, Inc. (“ATX”), acquisition and enable us to further penetrate into the Mid-Atlantic region.
     On May 31, 2007, we acquired Eureka Broadband Corporation (doing business as InfoHighway Communications) (“InfoHighway”). InfoHighway delivers voice and data services, as well as hosted and managed communications solutions, to business customers in the Northeastern United States. InfoHighway’s network-based solutions include a wide range of hosted private branch exchange, or PBX, converged services based on VoIP technology and high-bandwidth Internet access products. InfoHighway has large concentrations of customers in the New York metropolitan market, including Northern New Jersey. In addition, InfoHighway’s approximately 500 lit buildings in the New York and Washington D.C. metro areas allow us access to customers over a cost-effective shared infrastructure. The acquisition of InfoHighway has resulted in greater business density and network utilization, which supports margin expansion.
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

     We have experienced significant operating losses, both prior to and following the ATX and InfoHighway acquisitions. In addition, ATX and InfoHighway each experienced significant operating losses prior to the respective acquisitions. We recorded operating losses of $2.0 million, $21.5 million, $17.2 million and $32.1 million for the nine months ended September 30, 2008 and for the years ended December 31, 2005, 2006 and 2007, respectively. During the same periods, we also recorded net losses of $31.8 million, $38.9 million, $41.5 million and $65.5 million, respectively. We expect to continue to have losses for the foreseeable future, although we anticipate that the synergies we have identified through the combination of the three entities, if effectuated, may offer some areas of increasing operating efficiencies leading to potentially more profitable net results. In addition, as of September 30, 2008, we had $319.7 million of outstanding indebtedness.
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
     As of September 30, 2008, we have approximately 300 sales, sales management and sales support employees, including approximately 150 direct quota-bearing sales representatives, who target small and medium sized business customers requiring four to 500 lines physically located within the footprint of our switching centers and approximately 260 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.
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
     Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as POTS and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of September 30, 2008, approximately two-thirds of our total lines were provisioned on-net.
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

Results of Operations
     The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenues:
Voice and data services	86.6%	86.4%	88.0%	86.9%
Wholesale	2.4%	3.9%	2.8%	3.7%
Access	6.0%	5.7%	5.6%	5.7%

Total network services	95.0%	96.0%	96.4%	96.3%
Other	5.0%	4.0%	3.6%	3.7%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Network services	49.9%	49.8%	49.8%	50.0%
Other cost of revenues	2.6%	2.0%	1.8%	2.0%
Selling, general and administrative	34.3%	33.0%	37.0%	33.7%
Software development	0.5%	0.3%	0.6%	0.3%
Depreciation and amortization	17.6%	14.2%	17.0%	14.4%
Merger integration costs	0.1%	0.0%	0.2%	0.0%

Total operating expenses	105.0%	99.3%	106.4%	100.4%

Income (loss) from operations	(5.0%)	0.7%	(6.4%)	(0.4%)
Other income	0.1%	0.0%	0.0%	0.0%
Interest expense	(8.0%)	(7.9%)	(7.7%)	(7.8%)
Interest income	0.4%	0.1%	0.4%	0.2%

Loss before provision for income taxes	(12.5%)	(7.1%)	(13.7%)	(8.0%)
Provision for income taxes	0.4%	(0.1%)	(0.3%)	(0.2%)

Net loss	(12.1%)	(7.2%)	(14.0%)	(8.2%)

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
     Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. Rates are subject to a surcharge that increased by a predetermined amount on each of the first, second and third anniversaries of the agreement term and is now fixed for the duration of the agreement term. The commercial agreements require certain minimum purchase obligations, which we have met in all of the years we were under these commercial agreements including the nine months ended September 30, 2008.
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

Gross Profit (exclusive of depreciation and amortization)
     Gross profit (exclusive of depreciation and amortization), as presented in this Management’s Discussion and Analysis, represents net loss, before income taxes, interest income, interest expense, merger integration costs, depreciation and amortization, software development expenses and selling, general and administrative expenses. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.
     The following table sets forth, for the periods indicated, a reconciliation of gross profit to net loss, as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Net loss	$(14,990)	$(9,173)	$(45,598)	$(31,786)
Add back non-gross profit items included in net loss:
Provision (benefit) for income taxes	(465)	118	1,013	913
Interest and other expenses	9,340	9,855	23,760	28,886
Merger integration costs	87	—	503	—
Depreciation and amortization	21,760	17,828	55,507	54,525
Software development	647	414	1,811	1,229
Selling, general and administrative	42,383	41,467	120,866	127,150

Gross profit	$58,762	$60,509	$157,862	$180,917

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
     During February 2008, we engaged a third party unrelated to our independent registered public accounting firm to help facilitate our compliance with Section 404 of Sarbanes-Oxley for publicly reporting companies for the year ended December 31, 2008. The costs we incur during 2008 to become compliant with Section 404 will be a direct increase to our general and administrative expenses. These costs totaled $100 and $300 for the three and nine months ended September 30, 2008.
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
Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2008
     Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2007 and 2008.
     The following table provides a breakdown of components of our statements of operations for the three months ended September 30, 2007 and 2008:

	Three Months Ended September 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change
Revenues:
Network services	$117,440	95.0%	$120,570	96.0%	2.7%
Other	6,212	5.0%	4,965	4.0%	(20.1%)

Total revenues	$123,652	100.0%	$125,535	100.0%	1.5%

Cost of revenues:
Network services	$61,725	49.9%	$62,570	49.8%	1.4%
Other	3,165	2.6%	2,456	2.0%	(22.4%)

Total cost of revenues	$64,890	52.5%	$65,026	51.8%	0.2%

Gross profit:
Network services	$55,715	45.1%	$58,000	46.2%	4.1%
Other	3,047	2.4%	2,509	2.0%	(17.7%)

Total gross profit	$58,762	47.5%	$60,509	48.2%	3.0%

Revenues
     Revenues for the three months ended September 30, 2007 and 2008 were as follows:

	Three Months Ended September 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change
Revenues:
Voice and data services	$107,095	86.6%	$108,446	86.4%	1.3%
Wholesale	2,920	2.4%	4,926	3.9%	68.7%
Access	7,425	6.0%	7,198	5.7%	(3.1%)

Total network services	117,440	95.0%	120,570	96.0%	2.7%
Other	6,212	5.0%	4,965	4.0%	(20.1%)

Total revenues	$123,652	100.0%	$125,535	100.0%	1.5%

     Overall our revenues for the three months ended September 30, 2008 were consistent when compared those from the three months ended September 30, 2007. The increase was due primarily to organic growth. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services.
Cost of Revenues (exclusive of depreciation and amortization)
     Cost of revenues were $65.0 million for the three months ended September 30, 2008, an increase of 0.2% from $64.9 million for the same period in 2007. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $51.5 million, or 79.2% of our total costs for the three months ended September 30, 2008 and $53.9 million, or 83.1% in the three months ended September 30, 2007. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $13.3 million, $6.8 million and $13.5 million, respectively, for the three months ended September 30, 2008. Our cost of revenues as a percentage of total revenues decreased slightly between the three months ended September 30, 2007 and 2008. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
     The increase in gross profit is primarily due to increased revenue combined with lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. Gross margin percentages are also higher than prior periods. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.
Selling, General and Administrative
     SG&A expenses were $41.5 million for the three months ended September 30, 2008, a decrease of 2.1% from $42.4 million for the same period in 2007. In addition to the reduction in SG&A expenses in terms of absolute dollars, SG&A expenses also decreased to 33.0% of revenue for the three months ended September 30, 2008 from 34.3% for the same period in 2007. This decrease in SG&A expenses is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the company was able to achieve synergies due to the mergers with InfoHighway and ATX, as well as due to revisions to the estimate for calculating allowances for the doubtful accounts of certain carrier receivables.
Depreciation and Amortization
     Depreciation and amortization costs were $17.8 million for the three months ended September 30, 2008, a decrease of 18.3% from $21.8 million for the same period in 2007. This decrease is a result of fully amortizing certain customer base intangible assets acquired in previous acquisitions as well as reduction in amortization expense for our ATX trademark, which was partially impaired during the fourth quarter of 2007.

Interest
     Interest expense was $10.0 million for the three months ended September 30, 2008, an increase of 1.0% from $9.9 million for the same period in 2007. This slight increase was due to higher interest expense as a result of borrowing $10.0 million from our Revolving Credit Facility during September 2008. Our effective interest rate for the three months ended September 30, 2007 and 2008 is as follows:

	Three Months Ended September 30,
	2007	2008
Interest expense	$9,919	$10,019
Weighted average debt outstanding	$310,664	$310,882
Effective interest rate	12.77%	12.89%
Net Loss
     Net loss was $9.2 million for the three months ended September 30, 2008, a decrease of 38.7% from $15.0 million for the same period in 2007. The increase in net loss is a result of the factors discussed above.
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008
     Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2007 and 2008.
     The following table provides a breakdown of components of our statements of operations for the nine months ended September 30, 2007 and 2008:

	Nine Months Ended September 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$314,357	96.4%	$363,458	96.3%	15.6%
Other	11,641	3.6%	13,933	3.7%	19.7%

Total revenues	$325,998	100.0%	$377,391	100.0%	15.8%

Cost of revenues:
Network services	$162,320	49.8%	$188,837	50.0%	16.3%
Other	5,816	1.8%	7,637	2.0%	31.3%

Total cost of revenues	$168,136	51.6%	$196,474	52.0%	16.9%

Gross profit:
Network services	$152,037	46.6%	$174,621	46.3%	14.9%
Other	5,825	1.8%	6,296	1.7%	8.1%

Total gross profit	$157,862	48.4%	$180,917	48.0%	14.6%

Revenues
     Revenues for the nine months ended September 30, 2007 and 2008 were as follows:

	Nine Months Ended September 30,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$287,022	88.0%	$327,822	86.9%	14.2%
Wholesale	9,214	2.8%	13,944	3.7%	51.3%
Access	18,121	5.6%	21,692	5.7%	19.7%

Total network services	314,357	96.4%	363,458	96.3%	15.6%
Other	11,641	3.6%	13,933	3.7%	19.7%

Total revenues	$325,998	100.0%	$377,391	100.0%	15.8%

     Voice and data services, increased primarily due to the addition of InfoHighway in May 2007. InfoHighway’s voice and data revenues were $62.3 million for the nine months ended September 30, 2008, an increase of $33.1 million from $29.2 million included in our revenues during the nine months ended September 30, 2007. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. Our wholesale revenue increased primarily as a result of organic growth and the inclusion of $1.0 of wholesale revenue from InfoHighway. The carrier access revenues increased primarily due to the inclusion of $5.8 million in carrier access terminations through the acquisition of InfoHighway for the nine months ended September 30, 2008 as compared with $3.0 million included during the nine months ended September 30, 2007. The increase in other revenue is due primarily to the increased number of phone equipment sales to customers resulting from the inclusion of the operating division that was acquired in the InfoHighway transaction.
Cost of Revenues (exclusive of depreciation and amortization)
     Cost of revenues were $196.5 million for the nine months ended September 30, 2008, an increase of 16.9% from $168.1 million for the same period in 2007. The increase is primarily attributable to the increase in cost of revenues from the addition of InfoHighway in May 2007, totaling $39.6 million in the aggregate for the nine months ended September 30, 2008 an increase of $18.8 million from $20.8 million included in our cost of revenues during the nine months ended September 30, 2007. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $155.3 million, or 79.0% of our total costs for the nine months ended September 30, 2008 and $144.2 million, or 85.7% in the nine months ended September 30, 2007. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $40.1 million, $19.7 million and $41.1 million, respectively, for the nine months ended September 30, 2008. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
     Our cost of revenues as a percentage of total revenues increased slightly between the nine months ended September 30, 2007 and 2008. The primary drivers for this increase as a percentage of revenue were increases to our wholesale advantage costs from Verizon for off-net POTS customers, and the impact of the cost structure of InfoHighway. InfoHighway had historically higher costs as a percent of revenue than legacy Broadview.
Selling, General and Administrative
     SG&A expenses were $127.2 million for the nine months ended September 30, 2008, an increase of 5.2% from $120.9 million for the same period in 2007. The increase is primarily due to the addition of InfoHighway in May 2007, which accounts for $17.3 million of our SG&A expenses for the nine months ended September 30, 2008 an increase of $6.7 million from $10.6 million included in our SG&A during the nine months ended September 30, 2007. This increase is partially offset by the implementation of cost saving measures during the integration of ATX and InfoHighway.
     Although costs increased in absolute dollars, SG&A expenses decreased from 37.0% to 33.7% of revenue from the nine months ended September 30, 2007 to the same period in 2008. This decrease in costs as a percentage of revenue is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the company was able to achieve synergies due to the mergers with InfoHighway and ATX.
Depreciation and Amortization
     Depreciation and amortization costs were $54.5 million for the nine months ended September 30, 2008, a decrease of 1.8% from $55.5 million for the same period in 2007. This decrease in amortization and depreciation expense was due to fully amortizing acquired intangible assets during the quarter ended March 31, 2008. Amortization expense included in our results for these acquired intangible assets for the nine months ended September 30, 2008 was $1.3 million, a decrease of $4.6 million from $5.9 million included in our results for the nine months ended September 30, 2007. The decrease was partially offset by increases in depreciation and amortization expense due to the acquisition of InfoHighway in May 2007, including amortization of intangible assets of $9.2 million and depreciation of $2.5 million for the nine months ended September 30, 2008. InfoHighway’s amortization and depreciation expense included in our results for the nine months ended September 30, 2007 was $5.5 million and $2.1 million, respectively.

Interest
     Interest expense was $29.5 million for the nine months ended September 30, 2008, an increase of 17.5% from $25.1 million for the same period in 2007. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the nine months ended September 30, 2008 compared to 2007. The higher average debt balance is due primarily to the $90.0 million of notes that we issued in May 2007. Our effective interest rates for the nine months ended September 30, 2007 and 2008 is as follows:

	Nine Months Ended September 30,
	2007	2008
Interest expense	$25,146	$29,474
Weighted average debt outstanding	$265,644	$310,105
Effective interest rate	12.62%	12.67%
Net Loss
     Net loss was $31.8 million for the nine months ended September 30, 2008, a decrease of 30.3% from $45.6 million for the same period in 2007. The increase in net loss is a result of the factors discussed above.
Off-Balance Sheet Arrangements
     We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
Liquidity and Capital Resources
     Our principal sources of liquidity are cash from operations, our cash and cash equivalents and access to our $25.0 million credit facility and our $10.0 million capital lease line. Our material short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our principal long-term liquidity requirements consist of the principal amount of our notes. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is within our control to make such expenditures, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. During the nine months ended September 30, 2008, we utilized our capital lease line to fund $2.7 million of equipment purchases. As of September 30, 2008, we have $9.1 million of capital lease obligations outstanding under this capital lease line. In connection with the acquisition of Lightwave, we borrowed $10 million from the Revolving Credit Facility, which is outstanding at September 30, 2008. Due to continuing uncertainty in the credit markets, the Company borrowed an additional $13.5 million from the Revolving Credit Facility during October 2008, which are being held in US Treasury notes. We have invested $23.5 million in US Treasuries during the month of October 2008. Our remaining cash and cash equivalents are being held in several large financial institutions, although most of our balances do exceed the FDIC insurance limits.
     As of September 30, 2008, we will require approximately $136.5 million in cash to service the interest due on our notes throughout the life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.

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
     We are currently involved in a variety of disputes with Verizon and other carriers relating to billings of approximately $33.6 million as of September 30, 2008 (which amount includes approximately $4 million of our $36 million dispute with Verizon regarding the migration of traffic to and among our commercial agreements).
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
Credit Facility
     On August 23, 2006, we entered into our credit facility, a $25.0 million five-year revolving credit facility. The credit facility has a $9.0 million letters of credit subfacility. At September 30, 2008, we had $10 million of outstanding borrowings under our revolving credit facility and $80 of letters of credit outstanding. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent), of ours and our domestic subsidiaries, including future acquisitions, with the eligibility criteria to be agreed upon
     The interest rates per annum applicable to the loans under our credit facility are, at our option, equal to either a base rate or a eurodollar rate, in each case, plus an applicable margin percentage. The base rate will be the greater of (i) prime rate; and (ii) 50 basis points over the federal funds effective rate from time to time. The eurodollar rate is the rate at which the eurodollar deposits for one, two, three or nine (or if available from each lender, nine or twelve) months, as chosen by us, are offered in the interbank eurodollar market. The applicable margin is equal to (x) 1.75% in the case of base rate loans and (y) 2.75% in the case of eurodollar loans. In the case of base rate loans, interest will be paid quarterly in arrears. In the case of eurodollar loans, interest will be payable at the end of each interest period, and, in any event, at least every three months.
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
     As of September 30, 2008, we were in compliance with all restrictive covenants and financial ratios and tests set forth in the credit agreement governing our credit facility.
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
Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2008
Cash Flows from Operating Activities
     Cash provided by operating activities was $7.2 million for the nine months ended September 30, 2008, compared to cash used in operating activities of $23.3 million for 2007. The change in cash flows from our operating activities was due primarily to improvements in our operating results as a result of factors discussed above, which resulted in a reduction in our net loss to $31.8 million for the nine months ended September 30, 2008 from $45.6 million for the same period in 2007. Additionally, during 2007 we paid $15.2 million to settle disputed billings which substantially increased our cash used in operating activities during 2007. During each of the nine months ended September 30, 2008 and 2007, we paid $17.1 million in interest to our Senior Secured Note holders.
Cash Flows from Investing Activities
     Cash used in investing activities was $36.8 million for the nine months ended September 30, 2008, compared to cash used in investing activities of $81.5 million for 2007. The change in use of cash in investing activities was primarily due to the acquisition of InfoHighway in May 2007 offset by increased capital expenditures for the expansion of our network and back-office systems in the nine months ended September 30, 2008. The expansion of our Company as a result of the InfoHighway merger and ATX acquisition has resulted in an increase in our capital expenditures due to the higher level of success based capital to support the combined companies.
Cash Flows from Financing Activities
     Cash flows provided by financing activities was $10.4 million for the nine months ended September 30, 2008, compared to cash provided by financing activities of $90.3 million for 2007. The change in cash flows from financing activities was primarily due to the completion of an offering of $90.0 million aggregate principal amount of the 2007 notes in the nine months ended September 30, 2007 as compared to the same period in 2008, which included $10 million in borrowings from our Revolving Credit Facility.

New Accounting Standards
     Several new accounting standards have been issued. None of these standards had a material impact on our financial position, results of operations, or liquidity.
     In December 2007, the SEC issued SAB No. 110, “Share-Based Payment” (“SAB 110”). SAB 110 establishes the continued use of the simplified method for estimating the expected term of equity based compensation. The simplified method was intended to be eliminated for any equity based compensation arrangements granted after December 31, 2007. SAB 110 is being published to help companies that may not have adequate exercise history to estimate expected terms for future grants. We do not expect the adoption of SAB 110 to have a material effect on our consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (Revised) (“SFAS 141(R)”), to replace SFAS 141, Business Combinations (“SFAS 141”). SFAS 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for business combinations or transactions entered into for fiscal years beginning on or after December 15, 2008. We are still evaluating the impact of SFAS 141(R), however, the adoption of this statement is not expected to have a material impact on our financial position or results of operations.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (SFAS 160). This Statement amends the original Accounting Review Board (ARB) No. 51 Consolidated Financial Statements to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008 and may not be applied before that date. We have evaluated SFAS 160 and have determined that it will have no impact on our consolidated financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments: how an entity accounts for derivative instruments and related hedged items and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We have evaluated SFAS 161 and have determined that it will have no impact on our consolidated financial statements.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on the our financial statements.
Application of Critical Accounting Policies and Estimates
     The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. For more information, see our Form 10-K/A for the year ended December 31, 2007.
Other Matters
     At September 30, 2008, we had net operating loss, or NOL, carryforwards for federal income tax purposes. The amount of such available NOL carryforwards which may be available to offset future income was approximately $142 million. To the extent that our ability to use these NOL carryforwards against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. The Company has provided a full valuation allowance against the net deferred tax assets as of September 30, 2008 because management does not believe it is more likely than not that this asset will be realized.

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
     We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate at the present time. Should the market conditions continue to worsen or should our customers’ ability to pay decrease we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
     Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
     The fair value of our 11 3/8% senior secured notes due 2012 at September 30, 2008, was approximately $231 million and has not materially changed through the date of this filing.
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
     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.
Changes in Internal Controls Over Financial Reporting
     There have been no changes in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s controls over financial reporting during the quarter ended September 30, 2008.

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
     We are involved in certain billing and contractual disputes with our vendors. For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-Q for the quarter ended June 30, 2008.
Item 1A. Risk Factors
     There have been no material changes in our risk factors from those set forth in our Form 10-K/A for the year ended December 31, 2007, which should be read in conjunction with this report.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2008.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Assistant Treasurer

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary