Form 10-K
period 2008-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2009-03-25
CIK 1104358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2008
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

NOT APPLICABLE because no public equity market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 24, 2009
Series A common stock, $.01 par value	9,342,880
Series B common stock, $.01 par value	360,050

DOCUMENTS INCORPORATED BY REFERENCE
NONE.

In this report, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries unless the context indicates otherwise. For periods prior to January 14, 2005, all references to “Broadview,” “we,” “us,” the “Company” or “our” are to Bridgecom Holdings, Inc. and its subsidiaries. In connection with the Bridgecom merger that occurred on January 14, 2005, Bridgecom Holdings, Inc. was deemed the accounting acquirer. Except as the context otherwise requires, references to “Eureka Acquisition” are to Eureka Acquisition Corporation, references to “InfoHighway” are to Eureka Broadband Corporation doing business as InfoHighway Communications, references to “ATX” are to ATX Communications, Inc., references to “Bridgecom” are to Bridgecom Holdings, Inc. and its subsidiaries, references to “MCG” are to MCG Capital Corporation, references to “Baker” are to Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P., collectively, and references to “NEA” are to New Enterprise Associates VII, L.P., NEA Presidents Fund, New Enterprise Associates 9, L.P., NEA Ventures 1998, L.P. and New Enterprise Associates 10, L.P., collectively. References to “fiscal year” mean the year ending or ended December 31. For example, “fiscal year 2008” means the period from January 1, 2008 to December 31, 2008.

References to “2006 notes” are to the August 23, 2006 offering of $210.0 million aggregate principal amount of our 11 3/8% senior secured notes due 2012. References to “2007 notes” are to the May 14, 2007 offering of

i

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains both historical and “forward-looking statements.” All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	servicing our substantial indebtedness;

•	our history of operating losses;

•	the elimination or relaxation of certain regulatory rights and protections;

•	billing and other disputes with vendors;

•	failure to maintain interconnection and service agreements with incumbent local exchange and other carriers;

•	the loss of customers in an adverse economic environment;

•	regulatory uncertainties in the communications industry;

•	system disruptions or the failure of our information systems to perform as expected;

•	the failure to anticipate and keep up with technological changes;

•	inability to provide services and systems at competitive prices;

•	difficulties associated with collecting payment from incumbent local exchange carriers, interexchange carriers and wholesale customers;

•	the highly competitive nature of the communications market in which we operate including competition from incumbents, cable operators and other new market entrants, and declining prices for communications services;

•	continued industry consolidation;

•	the intellectual property infringement litigation involving the provision of Voice over Internet Protocol (“VoIP”) services;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the credit facility;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers;

•	the loss of our customers;

•	limits on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	disruption and instability in the financial markets;

•	the financial difficulties by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully engage in future acquisitions;

•	misappropriation of our intellectual property and proprietary rights;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment; and

•	fraudulent usage of our network and services.

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

Company Overview

We are a leading competitive communications solutions provider, in terms of revenue, offering innovative services and applications to meet the evolving requirements of small and medium sized enterprise customers spanning numerous industry sectors. We offer many of our services on a national basis, with a focused network presence in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. Our network architecture pairs the strength of a traditional infrastructure with an Internet-Protocol (“IP”) platform, enabling the industry’s dynamic shift to integrated IP services. While offering traditional voice and data services, our flagship products integrate traditional voice services, including local and long distance, with high speed data services over our IP infrastructure, encompassing Voice Over Internet Protocol (“VoIP”), hosted IP PBX services, Multiprotocol Label Switching (“MPLS”), unified messaging, managed services, cabling, hardware, professional services and other value-added services, delivered via T1 and unbundled network element loops. In addition, our network topology incorporates metro Ethernet access technology, enabling us to provide multi-megabit Ethernet services via unbundled network element loops to customers served from selected major metropolitan collocations. These service offerings are provided to a wide array of industries including professional services, manufacturing, real estate, retail, automotive, non-profit groups and many others.

For the year ended December 31, 2008, we generated revenues of $500.7 million. For the year ended December 31, 2008, revenues from retail end-users represented approximately 86.6% of our total revenues, revenues from wholesale end-users represented approximately 3.8% of our total revenues and revenues from carrier access and reciprocal compensation represented approximately 5.7% of our total revenues. We recorded net losses of $41.5 million in 2006, $65.5 million in 2007, and $42.9 million in 2008. In addition, as of December 31, 2008, we had $336.8 million of total outstanding indebtedness.

We target small and medium sized business or enterprise customers located primarily within the footprint of our switching centers and our 260 collocations in 20 Northeast and Mid-Atlantic regional markets. We focus our sales efforts on communications-intensive business customers who require multiple products that can be cost-effectively delivered on our network. These customers generally purchase higher margin services in multi-year contracts resulting in higher customer retention rates. As of December 31, 2008, we provided services to approximately 70,000 business customers and had approximately 70% of our total lines provisioned on-net.

The company, doing business as Broadview Networks since its acquisition in 2005, was founded in 1996 as Bridgecom International, Inc. to take advantage of the competitive opportunities in the local exchange communications market created by the Telecommunications Act of 1996 (the “Telecommunications Act”). Since then, management has responded to market and regulatory changes by strategically deploying facilities and merging with or acquiring companies with the necessary footprint, facilities and customer base to sustain and organically grow our business. We merged with Broadview Networks on January 14, 2005 to transfer our small and medium enterprise customers clustered in the New York metropolitan area to our own switches, gaining improved margins, more control over service delivery and more comprehensive customer care.

On September 29, 2006, we acquired ATX, which has provided us with broader opportunities in our existing markets and access to new markets and larger business customers. ATX delivered voice and data services, as well as hosted and managed communications solutions, to business customers throughout the Mid-Atlantic, including Southeastern Pennsylvania, with a concentration in the Philadelphia metro market. ATX’s market, combined with Broadview’s existing market strength in the New York metro area, made us one of the market leaders in the Northeast and Mid-Atlantic corridor. The ATX acquisition also enabled us to extend our geographic footprint within the Mid-Atlantic region and to serve additional cities such as Baltimore and Washington, D.C. ATX’s advanced data and managed service offerings enhanced our suite of products and services. In addition, ATX’s ability to provide high-capacity voice and data services to business customers complemented our focus on providing integrated T-1-based services to new and existing customers.

On May 31, 2007, we acquired InfoHighway. InfoHighway delivered voice and data services, as well as hosted and managed communications solutions, to business customers in the Northeastern United States. InfoHighway’s network-based solutions include a wide range of hosted private branch exchange solutions (“HPBX”), converged services based on VoIP technology and high-bandwidth Internet access products. InfoHighway had large concentrations of customers in the New York metropolitan market, including Northern New Jersey. In addition, InfoHighway’s approximately 500 lit buildings allowed us access to customers over a cost-effective shared infrastructure. The acquisition of InfoHighway has resulted in greater business density and network utilization.

On September 18, 2008, we acquired the assets of Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave is a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. We expect this acquisition to complement our acquisition of ATX and enable us to further penetrate into the Mid-Atlantic region.

We believe our network assets and facilities have the breadth and flexibility to address the complex voice and data demands of our target customers. Our network is comprised of Nortel DMS-500 and Lucent 5ESS multi-service switches, an Alcatel DEX switch, MetaSwitch Internet-Protocol softswitch Call Agents and gateways, a Lucent Compact Switch, Juniper M-Series and Cisco Internet-Protocol routers, Actelis ML Series and Hatteras Networks Ethernet access systems, 260 collocations in the central offices of Verizon Communications, Inc. and its affiliates (collectively, “Verizon”) and approximately 3,000 route miles of metro and long-haul fiber. By providing services utilizing our own and leased facilities, we believe we can (i) enhance service quality and reliability, (ii) maintain attractive margins and cash flow, (iii) provide advanced services, (iv) have greater control over customer care and service delivery and (v) reduce exposure to regulatory risks. We access our customers using unbundled network elements (including unbundled network element loops), special access circuits and digital T-1 and DS3 transmission lines for our on-net end-users. In addition, we have commercial agreements with Verizon and AT&T Inc. (“AT&T”), under which we offer off-net alternatives.

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

Finally, we have cost-effectively developed a scalable, proprietary integrated operational support system (“OSS”) that seamlessly integrates real-time management and reporting of sales activities, order entry and tracking, network inventory and service provisioning/delivery, billing, customer care, network management and trouble reporting and automated testing and repair. In addition, our OSS delivers sophisticated on-line tools to our direct, agent and wholesale sales executives, as well as to our customers, to directly input, manage and control their orders, bills and services in real time. Our integrated OSS is a core component of our success, enabling us to efficiently and effectively operate our existing business, evolve to integrate new technologies and service offers and integrate acquisitions.

Industry Overview

The market for communications services, particularly local voice, is dominated by the incumbent local exchange carriers in the United States. These carriers consist primarily of the Regional Bell Operating Companies (“RBOCs”), which include Verizon, AT&T, Inc. (“AT&T”) and Qwest. While the RBOCs own substantially all of the local exchange networks in their respective operating regions, competitive communications providers hold significant market share. According to data from the Federal Communication Commission (“FCC”), as of December 31, 2007, competitive communications providers served 28.7 million, or 18.1%, of end-user lines in the United States. In addition, the number of competitive communications providers in the United States has been reduced as the industry continues to consolidate. Since June 2005, we believe over 60 mergers and acquisitions have been completed. While the RBOCs provide a broad range of communications services, we believe that they have neglected the small and medium sized business segment due to an increased focus on the global enterprise business segments of the market, increased competitive pressures in the residential market and the integration of recent mergers and acquisitions. We believe this lack of focus from the RBOCs has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view the market as a sustainable growth opportunity and have therefore focused our strategies on providing small and medium sized businesses with a competitive communications solution.

Our Strengths

We believe that we have the following competitive strengths:

Significant Growth Potential of Our Newer Product Offerings.  We believe that our current market penetration and ability to deliver a complete end-to-end communications solution to small and medium sized business customers, including access, voice and data services, equipment, applications and professional services, provides us with significant growth potential. According to data prepared by the FCC, as of December 31, 2007 there are approximately 16.5 million business lines in our target market. We focus our sales efforts on communications intensive business customers who require multiple services and complex communications solutions. We believe these organizations have historically been underserved by the Regional Bell Operating Companies and have limited alternatives for high quality integrated communications products and services. We believe that this demand, combined with our current product and service offerings, presents us with significant growth opportunities which will enable us to increase our market penetration within our operating footprint. As of December 31, 2008, we served approximately 70,000 business customers and approximately 800,000 line equivalents in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan cities such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston.

Experience Integrating Companies and Providing New Services.  Since our inception, we have acquired and successfully integrated companies and assets into our operations. We have cost-effectively migrated off-net customers to our network, integrated OSS infrastructure and aligned cost structures. For example, our experience and operating platform allowed us to successfully integrate the operations and customers of ATX and InfoHighway in a timely and cost-efficient manner, while continuing to explore other strategic acquisition opportunities, including our recent acquisition of Lightwave’s assets. The scalability and breadth of our network and integrated OSS infrastructure enables us to increase our customer base with minimal incremental capital and personnel investment.

Unique Integrated OSS Infrastructure.  We believe that our integrated OSS differentiates our operations in the market and provides us with a sustainable advantage over our competition. Our integrated OSS seamlessly combines and automates the order entry and provisioning process in real-time. The system delivers customer- and sales channel-facing web portals, extensive sales automation tools, efficient electronic order entry, flow-through network service provisioning, high volume and multi-location billing, alarm and event surveillance, performance management, trouble ticketing and automated service testing and repair. Our customers have the ability to customize and transform their bills into effective management reports for monitoring costs and usage. The summary billing information and the detailed billing data are available on our e-Care customer web portal and can be downloaded into data processing formats for further analyses. We have also developed a user-friendly and fully automated platform for our direct and indirect sales forces, which allows them to enter and track orders, trouble tickets and commissions online, thereby allowing them to effectively service and manage our customers. We continually expand and enhance the capabilities of our OSS, providing ever more sophisticated tools for our direct and indirect sales executives and customers to order, monitor and manage their services and billing information, extending our advantage.

Award Winning Customer Service.  Our highly personalized approach to customer service is one of the primary contributors to our customer retention. We closely monitor key operating and customer service performance metrics. Capturing and analyzing this information allows us to improve our internal operating functions, drive increased profitability and quickly respond to changes in demographics, customer behavior and industry trends. Our customer service and account management personnel continually monitor and analyze customer service trends, identify at-risk customers and develop and implement retention strategies and Company-wide programs that address the changing needs of our customer base. As a result of our customer service initiatives, we received numerous quality awards, including being certified as a Center of Excellence by the Center for Customer Driven Quality at Purdue University, being awarded the American Business Award for Best Customer Service Organization and winning the Stevie® Award for Best Sales Support Team.

Facilities-Based Network Infrastructure.  Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line (“DSL”) and next generation services, such as dynamic VoIP integrated T-1s, hosted VoIP solutions, Ethernet in the First Mile and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers, application servers and related equipment and owned and leased communications lines and transport facilities. As of December 31, 2008, approximately 70% of our total lines were on-net. We have deployed an IP based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP based infrastructure, which enhances the performance of our network.. Contrary to many providers of VoIP and IP based services, we do not rely on the public internet and therefore are able to ensure quality of service and differentiated services by exercising direct control of our IP infrastructure.

Experienced and Proven Senior Management Team.  Our team of senior executives and operating managers has significant experience in the communications industry and extensive knowledge of our local markets. Members of our executive management team have an average of 20 years of experience in managing communications companies. In addition to industry knowledge, members of our management team have public company operational experience and expertise in integrating acquired facilities with our existing facilities. In connection with our many mergers and acquisitions, our senior management team successfully consolidated back-office systems and processes into a single OSS, integrated operations and cultures, combined products, strategies and sales channels, and migrated more than 115,000 off-net lines to our network in a timely and cost-efficient manner.

Our Markets

We have focused our network deployment and marketing efforts in markets throughout the Northeast and Mid-Atlantic United States, where Verizon and AT&T are the Regional Bell Operating Companies. According to data prepared by the FCC as of December 31, 2007, there are approximately 16.5 million business lines in our target geographic market. We target small and medium sized business or enterprise customers located within the footprint of our switching centers and our approximately 260 collocations. We believe small and medium sized business customers have historically been underserved by the RBOCs. In addition, we believe our next generation services will allow us to continue to gain market share and enter into new markets without abandoning our core installed base. We serve the following markets:

Region	Market

New York Metro	New York City Long Island Westchester
Pennsylvania	Allentown Harrisburg Philadelphia
Upstate New York	Buffalo Syracuse Albany
Massachusetts	Boston Metro Western MA
New Jersey	Northern NJ Southern NJ
Rhode Island	Rhode Island
New Hampshire	New Hampshire
Maryland	Baltimore
Delaware	Delaware
District of Columbia	District of Columbia
Northern Virginia	Northern Virginia
Connecticut	Connecticut

Our Customers

Our customer base consists primarily of small and medium sized business customers in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. We also provide services to residential customers, although we no longer actively market to new residential accounts. Approximately 87% of our revenues are generated from retail end-user billing.

Our retail business customers represent a wide variety of industries, including healthcare services, education, personal services, retail, auto (dealers/service/repair), real estate, non-profits, associations and professional services. As of December 31, 2008, no single retail customer represented more than 1% of our total revenue.

Our wholesale line of business serves other communications providers with voice and data services, data collocation, and other value added products and services.

Products and Services

We provide our customers with a comprehensive array of circuit-switched and IP-based voice and data communications services, including local and long-distance voice services, integrated voice and data services, Internet services and private data networking as well as value-added products and services, such as telecommunications hardware, hosted services and managed network solutions. Our business is to deliver end-to-end communications solutions to our target customers, with a focus on helping them solve their critical and complex infrastructure, productivity and security needs through a combination of products and services.

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

The following table summarizes our product and service offerings:

Value-Added Products and Services	Data Services	Voice Services

• Hosted VoIP solutions

• Automated attendant

• Unified messaging

• Telecommuting

• Integrated services

• Traditional and converged telephone systems

• Enhanced e-mail security

• Managed firewall

• Content filtering

• Managed Wide Area Network

• Local Area Network/Wide Area Network integration

• Inside wiring

• Data backup and recovery

• Disaster recovery services

• Unified Communications solutions

• Fixed-Mobile Convergence solutions
• Dedicated Internet T-1 access

• Broadband Internet access

• Dial-up, DSL data service and Symmetric DSL Internet access

• E-mail

• Collocation

• IP Virtual Private Networks (MPLS and Remote Access Switching)

• Metro Ethernet Services	• Local, regional, domestic and international services

• T-1 Primary rate interface and Session Initiation Protocol services

• Private line

• Voicemail

• Caller identification

• Call waiting

• Call forwarding

• Conference calling

• VoIP

• Toll free services

Value-Added Products and Services

Leveraging our infrastructure, systems, technology, applications and vision, we provide advanced integrated product suites that deliver the most value to our customers, simplifying their businesses and providing many operational and economic benefits.

Hosted VoIP Solutions.  One of our fastest growing product lines, our hosted VoIP solutions, packages business-grade VoIP with advanced telephone equipment and managed network security into innovative and feature-rich solutions for unified communications. Built on redundant, carrier-grade platforms for better reliability, security, flexibility and scalability, our hosted VoIP solutions leverage advanced VoIP functionality and QoS management while covering all service, equipment and management. Our customers gain productivity, bridging telephone and computer communications through a converged IP network, resulting in more efficient use of bandwidth, intuitive management tools, 24×7 expert network monitoring, and ongoing product upgrades and enhancements that are all included in the solution. Our hosted VoIP offering also enables centralized control for administrators, including streamlined implementation of everyday configuration needs through a secure and user-friendly Internet-based web portal. Disaster avoidance and recovery capabilities are also integrated into the service package, providing for business continuity in the event of customer location outages and other scenarios. Successful implementation, whether to retire an older system or to prepare an organization for migration to next generation services, is enhanced by a thorough process of gathering detailed requirements, evaluating network readiness, assessing quality based on qualitative and quantitative measurements, and conducting administrator and end-user training for each customer deployment.

Integrated Services.  We offer integrated voice and data packages to small and medium sized businesses, including a variety of service options designed to accommodate our customers’ needs. Our integrated offerings result in significant performance and cost efficiencies compared to discrete services purchased from separate competitive carriers. We also offer multiple products in a bundle offering delivery over a common circuit. These integrated packages are our primary product offerings, driving increased revenue per customer and higher customer retention. We offer a dynamic IP-based Integrated T-1 service leveraging our MetaSwitch IP-based Call Agents and softswitch gateways and our MPLS network to deliver highly flexible voice and data services over an IP-based T-1.

Managed Services.  Our managed services include web hosting services, managed IP Virtual Private Networks, managed firewalls, managed Wide Area Network services, managed e-mail security, content filtering and online data backup and recovery. These solutions are designed to allow IT organizations and leaders within companies to outsource certain day-to-day management and ongoing maintenance of these mission critical applications, without sacrificing vision or control, in order to enable typically over-extended internal resources to focus on the core objectives of the business. While improving security and productivity and simultaneously lowering total cost of ownership for the customer, these services enhance the depth and profitability of our customer relationships.

Data Services

Our data service offerings are designed to provide a full range of services targeted at businesses that require single or multipoint high-speed, dedicated data connections. We provide dedicated transmission capacity on our networks to customers that desire high bandwidth data links between locations, or to the Internet. Internet connections are provided via DSLs, T-1, DS3 or Ethernet, depending on our customer’s bandwidth and security needs. Point-to-point services include MPLS, which is often used as a frame relay replacement. In addition, our IP Virtual Private Network data network services include multiple classes of service for differentiated levels of quality of service, or QoS, service level agreements and security. In addition, through arrangements with national IP network providers, we offer these services on a nationwide basis to those of our business customers who have locations outside of our network footprint. These services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also affording high-speed access to the Internet.

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

Sales and Marketing

Our retail sales organization consists of two separate sales channels: direct sales and agent partners. Each channel enables us to provide a bundled product offering of voice and data communications, hardware and managed network services through a consultative analysis of each customer’s specific needs. By developing a detailed proposal based on each customer’s individual requirements for network configuration, service reliability, future expansion and budget constraints, we deliver the quality, reliability and value that customers demand. Our pricing and sales commission plans provide significant incentives for sales of higher-margin T-1-based products in our on-net territories for two- and three-year terms.

Our largest sales channel is our direct sales division. As of December 31, 2008, this group consisted of approximately 200 quota-bearing sales representatives. This group focuses primarily on selling to new small and medium sized business end-user customers using vertical marketing and networking strategies to maximize their results.

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

In early 2009, we shut down a third sales channel. The inside sales channel consisted of third-party marketing firms and internal telemarketing sales representatives acquired in connection with the Lightwave acquisition who focused on smaller customers. These customers were slightly outside of our target market, had lower customer retention, had higher bad debt and it was no longer cost-effective to maintain efforts to acquire more of them.

In addition to our retail channels, we offer services to other carriers and resellers through our Wholesale division. The Wholesale division leverages our network strength and our leading back office automation systems to deliver a reseller-branded suite of voice, data, IP and integrated services for resale, where the reseller retains the customer relationship and is responsible for sales, customer care and billing.

Marketing support is provided to our sales channels in many forms. In addition to printed materials and sales promotions, our sales professionals are provided with qualified leads and vertical marketing programs. There are two referral programs to generate leads for our direct sales channels. The Business Community Partnership program enables individuals and businesses to earn upfront and residual payments by providing leads that result in sales by the direct sales force. We are also a sponsor of various associations. Brand recognition is developed through press releases, media advertising, and editorial coverage in industry publications. We also participate in both national and local trade shows and various other events. We build rapport and goodwill with both customers and prospects through a sports marketing program.

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

The direct and agent sales distribution channels are supported by a dedicated team of individuals focused on the success of their assigned sales channel. Sales regions have dedicated service representatives who handle service requests from the field direct sales and agent sales forces. In 2009, we won the 2009 Stevie Award for Best Sales Support Team. The award specifically recognized the achievements of Broadview’s commission team, which supports multiple sales channels including direct, agent and affinity partners. In 2008 the team overhauled

Broadview’s legacy commissioning systems resulting in expedited payment schedules, reduced processing times, and enhanced reporting capabilities. The team’s outstanding performance contributed to greater employee, agent and partner satisfaction.

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

Our customer relationship management division utilizes various technologies to gain efficiencies and improve the level of service and options for customers. In addition to having the option to speak to a representative 24/7, customers also have several self-service options. Our interactive voice response system, known as Express Care, provides automated telephone billing and collections options as well as network outage notifications. The system also utilizes value based routing to prioritize high value customers as first priority response. Our e-Care web-based options allow customers the same billing and payment options as well as the ability to download and analyze billing detail and copies of their bill. Our new eCare Enterprise web-based application provides even more customer self serve capabilities, including the ability to enter and track trouble tickets, and to perform toll free and DID number rerouting, all in real time. Customers can also contact customer relationship management through the contact manager application on the e-Care site. Customer relationship management also utilizes a fully automated system that continually updates customers about ongoing repair issues via e-mail or outbound phone call.

Network Deployment

Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core and extended to the edge, to support dynamic growth of VoIP, MPLS and other “next generation” technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling high bandwidth “first-mile” connectivity directly to strategically located business opportunities.

Voice and Data Switches

We currently have Nortel DMS-500 and Lucent 5ESS multi-service switches, an Alcatel DEX switch, MetaSwitch IP call agents and softswitch gateways and a Lucent Compact Switch serving multiple markets in ten states. Our switches offer a complete suite of voice services, delivering local, long distance, Centrex services and a full suite of Class services that our customers currently utilize. We deploy Cisco MGX/BPX ATM switches and IP and Ethernet routers and switches from Cisco, Foundry Networks and Extreme Networks.

Collocations and Edge Equipment

We are currently collocated in approximately 260 Verizon end offices in the New York City metro area, Upstate New York (including Syracuse, Albany, Buffalo), Massachusetts, Rhode Island, New Hampshire, New Jersey, Pennsylvania, Maryland, Delaware and Washington, D.C. The Zhone Universal Edge UE9000, the CTDI Intelligent Multi-service Access System, or IMAS, and the Lucent AnyMedia Access System deployed in incumbent local exchange carrier collocations, allow us to deliver POTS, T-1 voice, Primary Rate Interface T-ls, integrated voice and data T-ls and a full suite of DSL high speed data services using incumbent local exchange carrier unbundled network element loops. We have deployed Actelis ML Series and Hatteras Networks Ethernet access systems in certain major metropolitan collocations allowing us to provide multi-megabit Ethernet access services. We will continue to expand this technology in other service areas.

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

Fiber Network and Fiber Equipment

We operate a multi-state fiber network consisting of local metropolitan fiber rings and interstate long haul fiber systems. The fiber network consists of our owned fiber, dark fiber, Indefeasible Rights to Use, and light-wave Indefeasible Rights to Use from multiple providers. We have approximately 3,000 route fiber miles consisting of both our owned fiber and dark fiber, pursuant to Indefeasible Rights to Use. We currently have Lucent FT2000 OC48, Lucent OLS 40G DWDM systems and Turin Networks optical transport systems in operation on the fiber network.

Feature/Application Servers

We have deployed Hosted VoIP solutions, encompassing Hosted IP Key and Hosted IP private branch exchange feature/application servers from Natural Convergence and Broadsoft, respectively. These platforms provide enhanced applications to our business customers and are a highly desirable alternative to purchasing and operating their own key systems or private branch exchanges. In conjunction with these hosted services, we offer our customers advanced Mitel and Polycom IP station sets. For those customers who want to own and operate their own IP private branch exchanges, we offer the Nortel BCM product line, Mitel 3300 IP PBX products and the Cisco Call Manager product line. In addition, we provide Unified Messaging services through our Common Voices NowMessage and Broadsoft Messaging platforms.

Customer Access Methods

Our strategy for acquiring new customers and expanding our market share is designed to generate revenues from targeted customers before we deploy significant network capital. Thus, we acquire customers in targeted geographic areas using off-net access methods, and then build out collocations based on our penetration in specific Regional Bell Operating Company central offices. This strategy enables us to take advantage of the pre-existing switching and transport facilities of the Regional Bell Operating Company and/or other access providers, thus minimizing our need to spend capital in advance of orders and reducing our risk of inefficient capital investments or stranded plant. Once we reach sufficient customer density within a Verizon central office, we generally deploy the necessary equipment and facilities to allow us to provide on-net service in that Verizon central office.

When constructing our network, we retained ownership of the intelligent components such as switches, network electronics and software, but lease the readily available transport elements. This strategy provides us with significant cost and time-to-market advantages. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers’ needs. By leasing our transport lines, we can reduce upfront capital expenditures, and offer service ubiquitously within a collocation, which leads to a larger addressable market than business models that are based solely and largely on building dedicated facilities to specific customer locations.

The deployment of on-net facilities allows us to improve margins, provides the greatest flexibility in offering product solutions and provides us with greater control over surveillance and repair of facilities. As of December 31, 2008, we had approximately 260 collocations that allowed us to serve approximately 70% of our total lines through an on-net arrangement, either T-1 or unbundled network element loops.

We serve our customers through one or more of the following access methods:

On-net T-1:  On-net T-1 is a leased high capacity connection directly from our collocation equipment to the customer’s location. This T-1 can provide voice, data or integrated communications services to our customers. This access method is the fastest growing segment of our business.

On-net unbundled network element loops:  To provide voice lines to residential and small business accounts, we collocate our access equipment in a Verizon central office and lease unbundled network element loops from our collocation to the customer premise. These on-net loops can provide residential or business POTS, or DSL data service, which can deliver voice and data over a single network loop. In addition, through the use of our Actelis ML-series and Hatteras Networks Ethernet access systems, we are providing T-1 equivalent and multi-megabit Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins and expanding our service offerings.

Off-Net:  Off-net access methods are used to implement our strategy by acquiring customers located in Verizon central offices in which there is not yet sufficient density to build a collocation. Off-net access is also used to be able to serve all locations of a multi-location account. There are two major forms of off-net access. The first is utilizing the transport and/or loops and facilities of a communications provider other than the RBOC. We have contracts with several major providers of access and transport. The second is provided through RBOCs. We have entered into commercial agreements with Verizon and AT&T which guarantee multi-year availability and predictable pricing for the required access and associated features needed to provide off-net services to our end-users. Our commercial agreements with Verizon extend through 2010 and our commercial agreement with AT&T extends into June 2009.

Service Agreements with Carriers

We obtain services from Verizon through state-specific interconnection agreements, commercial agreements, local wholesale tariffs and interstate contract tariffs. We currently have interconnection agreements in effect with Verizon for, among others, the states of New York, Massachusetts, New Jersey, Pennsylvania, Virginia, Maryland, Delaware, New Hampshire, Rhode Island and Washington, D.C. Though the initial terms of all of our interconnection agreements have expired, each of these agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. We are in the process of renegotiating with Verizon the terms of our multiple New York interconnection agreements. Following its acquisition of Verizon’s network assets in the states of Vermont, New Hampshare and Maine, the Verizon interconnection agreements for those states were assigned by Verizon to Fairpoint and we are in the process of negotiating commericial agreements with Fairpoint for those states. Our commercial agreements with Verizon allow us to purchase off-net services from Verizon at unbundled network element — platform rates subject to a surcharge that is now fixed for the remainder of the term of the agreement. The principal Verizon commercial agreements expire in 2010, but are subject to earlier termination in certain circumstances, such as a material breach by us or modification of the agreement by state regulation. We are currently in negotiations with Verizon to extend our principal commercial agreement. We are required under two of our three remaining commercial agreements with Verizon to maintain certain volumes of loops on a “take-or-pay” basis. Our Verizon interstate contract tariffs allow us to purchase high capacity loops and transport at discounted rates. The interstate contract tariffs require us to maintain a certain number of channel terminations on a “take-or-pay” basis. We have entered into five- and seven-year interstate contract tariffs for Verizon’s southern and northern territories. For the State of Connecticut, we have both an interconnection and a commercial agreement with Southern New England Telephone Company, a subsidiary of AT&T, the latter providing us with access to off-net services. This agreement expires in June 2009. We are currently in negotiation with AT&T to extend the SNET commercial agreement.

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

Integrated OSS

We have developed and continue to improve and update our integrated sales automation, order processing, service provisioning, billing, payment, collection, customer service, network surveillance, testing, repair and information systems that enable us to offer and deliver high-quality, competitively priced telecommunication services to our customers. Through dedicated electronic data connections with the Regional Bell Operating Companies, from which we purchase local access services including unbundled network element loops, and our commercial agreements, resale services and T-1, as well as connections to our long distance carriers we have designed our systems to process information on a “real time” basis.

Our core OSS combines extensive internal developments with our superior licensed software and applications, all internally integrated through in-house development resources. Software supporting business processes and operations has been developed in-house largely in Java, with some front end systems written in Microsoft’s .net, supporting both portability and scalability. Systems supporting network management and operation are composed of licensed core applications platforms that have been extensively customized and integrated by in-house software developers. Process automation is achieved through various applications, which are integrated with workflow to track, report on and drive workorders through from start to finish. Our systems are designed to require single data entry and maximum flow-through from the initial contact with prospective customers, through order entry and on to service provisioning. We use BEA Weblogic to develop and extend our workflows across the various applications, driving automation of processes and the flow of orders and repair throughout the organization. Our applications include the following:

Sales, Order Entry and Provisioning Systems

Our sales automation, order entry and provisioning systems enable us to shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with SalesTrak, a unified portal offering an extensive array of sales tools and capabilities. Among the sales tools available on SalesTrak is iLead, a web-based sales process and funnel management application. iLead manages the sales process from initial prospecting through to close, and includes a hierarchical set of reports and dashboards designed to provide extensive oversight and sales forecasting accuracy. Information entered into iLead flows through the entire sales and order entry process, augmented along the way as additional information is obtained or required. The progression from lead to opportunity, proposal, signed deal and order entry is seamlessly managed through a tightly coupled software system thus ensuring single data entry and data consistency. Central to our sales system support environment is an application called eSales Enterprise. eSales Enterprise uses the information gathered by the Sales Rep to construct clean, professional proposals. eSales Enterprise is also the online vehicle Sales and Marketing use to approve the terms and conditions of any proposal extended to a customer and, upon closing a deal, is the application used to invoke the order fulfillment process. Prior to submitting an order for access services to the Regional Bell Operating Company, we perform customer credit approval and automatically obtain and process the customer’s service record detailing the customer’s existing phone service to establish their data records in our centralized customer records database. This has enabled us to deliver a highly automated flow-through customer provisioning process for qualified and verified orders.

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

Customer Relationship Management System

Our customer relationship management systems include e-Care and OpenCafe. e-Care allows our customers to directly monitor and manage their accounts online. OpenCafe provides our customer service representatives with real time access to all information pertinent to the customer, in an organized and easy to use front end system. In addition, OpenCafe is directly coupled with our trouble ticketing and repair tracking system, allowing instant access to repair status and reporting. We also have a repair system that allows our customer service representatives to analyze customer troubles and repair service issues in real-time, while the customer is on the phone. This system leverages extensive analysis and repair logic developed in-house, providing a simple and highly intuitive front end portal to the service representative. We continue to develop and implement improvements to OpenCafe, delivering more front-line capabilities to our customer service representatives, reducing the length of customer service calls and improving the customer experience. In addition, as stated above, our SalesTrak and AgentTrak portals allow our sales representatives and agents to have direct visibility into our systems to better serve our customers by monitoring customer accounts. In 2008, we extended many self-care capabilities to our customers through enhancements to our e-Care application, such as customer entry and tracking of trouble tickets (including full visibility to our internal repair activity logs), real-time customer control of toll free and DID number rerouting, and other functions.

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

Billing System

Our in house developed billing system enables us to preview and run each of our multiple bill cycles and customer account information for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage. Our full color, multi-location bill provides the flexibility for customers to customize the arrangement of lines by location, while offering extensive and intuitive management reports that allow customers the insight to manage their communications costs and usage. All billing information is available on-line via our e-Care customer web portal, for viewing, analysis downloading and on-line payment. And all billing information, including a pdf image of the actual bill, is available on demand in real-time to our customers and customer care representatives for review or discussion with our customers, increasing customer satisfaction. Our customer invoice includes management reports and graphical representations of customer billing information, particularly useful for multi-location customers. We have successfully evolved and enhanced our billing system to support our continually growing suite of services and the dramatically increasing volumes of customers since its initial development. Our billing system capabilities have been a key strength in support of our successful M&A strategy and ability to successfully integrate companies and customer bases while avoiding customer disruption. In 2008, we leveraged the capabilities of our billing system to develop enhanced account profitability tools for sales, marketing and customer care, for use in account management and competitive bidding scenarios.

Cost Assurance System

Our cost assurance system, Bill Data Analyzer (“BDA”), enables us to analyze the multiple incumbent local exchange carrier and long distance carrier bills that we receive on a monthly basis, performing comprehensive audits and identifying inconsistencies and charging irregularities. BDA automatically generates the appropriate reports and paperwork required for filing with the incumbent local exchange carrier or long distance carriers to pursue our claims and ensure timely processing.

Collections Management System

Our automated collections management system is integrated with our billing and customer relationship management systems, which increases the efficiency of our collections process, accelerates the collection of accounts receivable and assists in the retention of valuable customers.

Competition

The communications industry is highly competitive. We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with the Regional Bell Operating Companies, other competitive local exchange carriers and new market entrants (including cable TV companies, VoIP providers and wireless companies), interexchange carriers, data/Internet service providers and vendors, installers and communication management companies.

Regional Bell Operating Companies

In each of our existing markets, we face, and expect to continue to face, significant competition from RBOCs, which currently dominate their local communications markets as a result of their historic monopoly position. The RBOCs have also offer long distance, data and Internet services.

The RBOCs have long-standing relationships and strong reputations with their customers, as well as financial, technical, marketing personnel and other resources substantially greater than ours. In addition, the RBOCs have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from existing regulations that favor them over us in some respects. We expect that the RBOCs will continue to be the beneficiaries of increased pricing flexibility and relaxed regulatory oversight, which may provide them with additional competitive advantages.

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

In addition, we face competition from new and potential market entrants such as cable television companies, wireless service providers, electric utilities and providers using VoIP over the public Internet or private networks. Cable television companies have entered the communications market by upgrading their networks with hybrid fiber coaxial lines and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. While many competitive local exchange carriers have always targeted small and medium size enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are often doing so at rates lower than we generally offer. Wireless services providers are providing not only voice, but also broadband, substitutes for traditional wireline local telephones. Electric utility companies have existing assets and low cost access to capital that could allow them to enter a market and accelerate network development. Many VoIP providers operate down-market from our target audience and are offering a lower quality service, with little or no QoS, primarily to residential customers. Many incumbent local exchange carriers and interexchange carriers have deployed VoIP technology for business customers by offering higher quality, QoS-supported, services. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay.

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

Employees

As of December 31, 2008, we had approximately 1,290 employees, including approximately 200 quota-bearing sales representatives. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.

Available Information

All periodic and current reports, registration statements, and other filings that we are required to file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to

Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F. Street N.E., Washington, D.C. 20549 (1-800-SEC-0330) or through our website at http://www.broadviewnet.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573.

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

In August 2003, in the Triennial Review Order (“TRO”), the FCC substantially modified its rules governing access to unbundled network elements. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling/databases unbundled network elements but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home loops in greenfield situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, are not subject to unbundling obligations. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit vacated certain portions of the TRO and remanded to the FCC for further proceedings.

In December 2004, the FCC adopted an Order on Remand of the TRO (“TRRO”), which became effective on March 11, 2005. The TRRO further modified the unbundling obligations of incumbent local exchange carriers. Under certain circumstances, the FCC removed the incumbent local exchange carriers’ unbundling obligations with regard to high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. Under the FCC’s new rules, the availability of high capacity loops and transport depends upon new tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of collocated fiber providers in incumbent wire centers. Subsequent to the release of the TRRO, we entered into a number of commercial agreements with Verizon, under which we continue to have access to local switching from Verizon during the terms of the agreements. We have replaced delisted unbundled network element loops and transport with special access, generally at prices significantly higher than unbundled network element rates, unless we can locate alternative suppliers offering more favorable rates.

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

In December 2007, the FCC denied a Verizon petition for relief comparable to that accorded Qwest and ACS — forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements — in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area — three of our largest markets. Verizon has appealed that denial to the U.S. Court of Appeals for the D,C, Circuit. Moreover, Verizon subsequently filed for comparable relief in two other markets, in which one — Rhode Island — we operate. Also pending before the FCC are petitions seeking unbundled relief in certain non-Verizon markets in which we do not operate (Denver, Colorado; Minneapolis, Minnesota; Phoenix, Arizona and Seattle, Washington). We cannot predict the outcome of pending or future forbearance proceedings or appeals or the effect that these proceedings may have on our business or operations.

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

Special Access.  The FCC is undertaking a comprehensive review of rules governing the pricing of special access service offered by incumbent local exchange carriers subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and/or remove from price caps regulation special access service in a defined geographic area (Phase II pricing flexibility) based on showings of competition. In its Notice of Proposed Rulemaking (“NPRM”), the FCC tentatively concludes to continue to permit pricing flexibility where competitive market forces are sufficient to constrain special access prices, but undertakes an examination of whether the current triggers for pricing flexibility accurately assess competition and have worked as intended. The NPRM also asks for comment on whether certain aspects of incumbent local exchange carrier special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts) are unreasonable. By Public Notice dated July 9, 2007, the FCC invited parties to update the record in its special access rulemaking to address, among other things, the impact of industry consolidation on the availability of alternative facilities. We cannot predict the impact, if any, the NPRM will have on our network cost structure.

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

Long Distance Competition.  Section 271 of the Communications Act, enacted as part of the Telecommunications Act, established a process by which an RBOC could obtain authority to provide long distance service in a state within its region. Each Regional Bell Operating Company was required to demonstrate that it had satisfied a 14-point competitive checklist and that granting such authority would be in the public interest. All of the Regional Bell Operating Companies or RBOCs have received FCC approval to provide in-state long distance service within their respective regions. Receipt of Section 271 authority by the RBOCs has resulted in increased competition in certain markets and services.

The RBOCs have a continuing obligation to comply with the 14-point competitive checklist, and are subject to continuing oversight by the FCC and state public utility commissions. Each Regional Bell Operating Company must provide unbundled access to unbundled network elements at just and reasonable rates and comply with state-specific Performance Assurance Plans pursuant to which a Regional Bell Operating Company that fails to provide access to its facilities in a timely and commercially sufficient manner must provide to affected competitive local exchange carriers compensation in the form of cash or service credits. We routinely receive Performance Assurance Plan payments from Verizon in a number of states, although Verizon has petitioned various state public utility commissions to reduce the amount and extent of future payments. Our ability to obtain adequate interconnection and access to unbundled network elements on a timely basis and at cost effective rates could be adversely affected by an RBOC’s failure to comply with its Section 271 obligations.

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

The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a further NPRM seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. In connection with the FCC’s rulemaking proceeding, a number of industry groups attempted to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. The FCC called for public comment on one such plan designated the Missoula Plan. In November 2008, the FCC issued a Further Notice of Proposed Rulemaking, setting forth various proposals for the reform of its intercarrier compensation regime. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC’s intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.

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

On April 18, 2001, the FCC adopted a new order regarding intercarrier compensation for Internet service provider-bound traffic. In that Order, the FCC established a new intercarrier compensation mechanism for Internet service provider-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the FCC capped the amount of Internet service provider bound traffic that would be “compensable” and prohibited payment of intercarrier compensation for Internet service provider-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the U.S. Court of Appeals for D.C. Circuit found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the Court let the FCC’s rules stand. In November 2008, the FCC issued revised rules governing the intercarrier compensation reqime that would govern ISP-bound traffic. On October 8, 2004, the FCC adopted an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the remanded April 2001 order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Core Petition as to the rate caps and mirroring rules.

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

CALEA.  The Communications Assistance for Law Enforcement Act (“CALEA”) requires communications providers to provide law enforcement officials with call content and/or call identifying information under a valid electronic surveillance warrant, and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. Because we provide facilities-based services, we incur costs in meeting these requirements. Noncompliance with these requirements could result in substantial fines. Although we attempt to comply with these requirements, we cannot assure that we would not be subject to a fine in the future.

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

Universal Service.  Section 254 of the Communications Act and the FCC’s implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund (“USF”). The USF supports several programs administered by the Universal Service Administrative Company with oversight from the FCC, including: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs, (iv) basic telephone services for low income consumers, and (v) interstate access support. Based on the total funding needs for these programs, the FCC determines a contribution factor, which it applies to each contributor’s interstate and international end-user communications revenues. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true up. USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item.

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

State Regulation

The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the public utility commission and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity (“CPCN”), or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities based or resold competitive local and interexchange service in, among others, New York, Massachusetts, New Jersey, Pennsylvania, Virginia, Maryland, Delaware, New Hampshire, Rhode Island, Connecticut and Washington, D.C. There can be no guarantee that we will receive authorizations we may seek in other states in the future.

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

On October 23, 2007, Feature Group IP, a provider of VoIP, petitioned the FCC to either rule that access charges do not apply to VoIP service or to forbear from applying access charges to VoIP service. Embarq filed a petition seeking essentially the opposite result. The FCC denied the Feature Group IP petition and Embark has withdrawn its petition. Feature Group IP has petitioned the FCC for reconsideration of its action and appealed the FCC’s denial to the U.S. Court of Appeals for the D.C. Circuit. We cannot predict the outcome of this appeal or its impact on our business or operations.

The FCC is also considering several petitions filed by individual companies concerning the regulatory rights and obligations of providers of IP-based voice services, and networks that handle IP-based voice traffic or that exchange that traffic with operators of Public Switched Telephone Network (“PSTN”) facilities We cannot predict the outcome of any of these petitions and regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.

In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state public utility commissions, has jurisdiction to decide the regulatory status of IP-enabled services, including VoIP. On November 12, 2004, in response to a request by Vonage Holdings Corp. (“Vonage”), a VoIP services provider, the FCC issued an order preempting traditional telephone company regulation of VoIP service by the Minnesota public utility commission, finding that the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In April 2004, the FCC issued an order concluding that, under current rules, AT&T’s phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. This decision, however, is limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the public switched telephone network; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end-users due to the provider’s use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-enabled services or intercarrier compensation rulemaking proceedings.

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

As of December 31, 2008, we had $336.8 million of total outstanding indebtedness. Our indebtedness could significantly affect our financial health and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:

•	make it more difficult for us to satisfy our current and future debt obligations;

•	make it more difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•	require us to dedicate a substantial portion of our cash flows from operating activities to the payment of principal and interest on our indebtedness, thereby reducing the funds available to us for our operations and other purposes, including investments in service development, capital spending and acquisitions;

•	place us at a competitive disadvantage to our competitors who are not as highly leveraged as we are;

•	make us vulnerable to interest rate fluctuations, if we incur any indebtedness that bears interest at variable rates;

•	impair our ability to adjust to changing industry and market conditions; and

•	make us more vulnerable in the event of a further downturn in general economic conditions or in our business or changing market conditions and regulations.

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

Our outstanding indebtedness of $300.0 million in the form of 11 3/8% senior secured notes are due in 2012. We cannot assure you that we will be able to refinance or repay these notes on or prior to the 2012 maturity date.

We have a history of operating losses and we may not be profitable in the future.

We have experienced significant operating losses. We recorded operating losses $17.2 million in 2006, $32.1 million in 2007 and $3.0 million for the year ended December 31, 2008. During the same periods, we also recorded net losses of $41.5 million, $65.5 million and $42.9 million, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will grow or that we will become profitable in the future.

Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.

Although we have recently resolved a variety of disputes with Verizon, including mutual releases as of April 1, 2008, we remained involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $17.0 million as of December 31, 2008, of which 29% percent of these disputes are with Verizon and the remainder of these disputes are with a significant number of other carriers. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or incorrect tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. These problems are exacerbated because vendors periodically bill for services months or years after the services are provided. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition.

Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing that a statutory provision or a regulation is unnecessary to ensure that rates and practices remain just, reasonable and non-discriminatory and to otherwise protect consumers and that forbearance is generally in the public interest and would promote competition. Pursuant to Section 10, the FCC has effectively deregulated Verizon’s provision of certain broadband services provided to enterprise customers and has more recently extended similar relief to other incumbent local exchange carriers, including AT&T, Embarq Corporation and Citizens Communication Company. Exercising its forbearance authority, the FCC has also relieved certain incumbent local exchange carriers in certain markets of their obligation to provide other competitive local exchange carriers, or competitive local exchange carriers, with unbundled access to network elements at rates mandated by state regulatory commissions. Although we do not provide service in any of the impacted markets and hence are not directly affected by these latter rulings, Verizon has appealed the FCC’s denial of its request for forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area — three of our largest markets. Verizon has also petitioned for comparable relief throughout the State of Rhode Island. We cannot predict the outcome of pending or future forbearance proceedings or appeals or the effect that these proceedings may have on our business or operations.

FCC rules currently allow Verizon and other incumbent local exchange carriers to unilaterally retire copper loop facilities that provide the “last mile” connection to certain customers with limited regulatory oversight. Verizon has filed more than 100 notices of copper plant retirement with the FCC and has announced its intention to retire its copper network over the next 7 years. While we, in conjunction with other competitive local exchange carriers, have petitioned the FCC to strengthen the rules governing copper plant retirement, there are no assurances that we will be successful in this effort. Because it would limit the availability of facilities necessary to provide certain services to our customers, wide scale retirement of copper loops by Verizon could have an adverse impact on our business and operations.

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

Our customers are impacted by conditions in the economy as a whole. As conditions in the economy worsen, our customers may experience increasing business downturns or bankruptcies. Such adverse economic impacts may result in reduced sales, higher churn and greater bad debt for us. Any combination of these factors could adversely impact our operating results and financial performance.

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

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. As of December 31, 2008, we required approximately $136.5 million in cash to service the interest due on our notes throughout the life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all.

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

Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms, and the time and expense involved in negotiating interconnection agreements and amendments, can be adversely affected by ongoing legal and regulatory activity. All of our interconnection agreements provide either that a party is entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in law resulting from ongoing legal and regulatory activity, or that a change of law is immediately effective in the agreement and set out a dispute resolution process if the parties do not agree upon the change of law. The initial terms of all of our interconnection agreements with incumbent local exchange carriers have expired; however, each of our agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. If we were to receive a termination notice from an incumbent local exchange carrier, we may be able to negotiate a new agreement or initiate an arbitration proceeding at the relevant state commission before the agreement expired. In addition, the Telecommunications Act, gives us the right to opt into interconnection agreements, which have been entered into by other carriers, provided the agreement is still in effect and provided that we adopt the entire agreement. We are in the process of renegotiating the terms of our New York interconnection agreements with Verizon. We cannot assure you that we will be able to successfully renegotiate these agreements or any other interconnection agreement on terms favorable to us or at all.

As noted above, we have entered into commercial agreements with Verizon to purchase a substitute product called Verizon Wholesale Advantage Service at unbundled network platform rates subject to a surcharge that is fixed for the remainder of the agreement and have converted substantially all of our unbundled network platform lines to this new product. Our principal commercial agreements with Verizon expire in 2010 and are subject to earlier termination in certain circumstances, including assertion thereover of jurisdiction by a regulatory authority. If our commercial agreements with Verizon were to be terminated or expire, we would be required to convert all of the lines thereunder to resale, which would likely be substantially less favorable to us. We cannot assure you that our commercial agreements with Verizon will be renewed at the end of their terms or that they will not be terminated before the end of their terms.

We also have entered into a commercial agreement with AT&T through which we serve a significant percentage of our customers in the State of Connecticut. This agreement expires in June 2009. As with our Verizon commercial agreement, if our AT&T commercial agreement were to expire, we would be required to convert all of the lines thereunder to resale, which would likely be substantially less favorable to us. We cannot assure you that our commercial agreement with AT&T will be renewed at the end of its terms.

We have recently entered into amendments of our various interconnection and commercial agreements with Verizon which provide for assurance of timely payment. Under these amendments, we could be compelled to provide letters of credit in an amount of up to two months anticipated billings if in any two months of a consecutive 12 month period, we fail to pay when due undisputed amounts that in total exceed 5% of the total amount invoiced by Verizon during the month and fail to cure such nonpayment within five business days of Verizon’s written notice of nonpayment. The provision of such letters of credit could adversely impact our liquidity position. The amendments also substantially limit the time period within which both we and Verizon can (i) backbill for services rendered to the other and (ii) dispute charges for services rendered to the other.

We are also currently involved in a variety of disputes with vendors relating to billings of approximately $17.0 million as of December 31, 2008. For more information, see the risk factor entitled “— Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.”

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

The FCC’s Triennial Review Order, subsequent Triennial Review Remand Order and related decisions have reduced our ability to access certain elements of incumbent local exchange carrier telecommunications platforms in several ways that have affected our operations. First, we no longer have the right to require incumbent local exchange carriers to sell us unbundled network platforms. Because of this, we entered into commercial agreements with Verizon to purchase a substitute product called Verizon Wholesale Advantage Service at unbundled network platform rates subject to a surcharge that increases over time and have converted to this new product all of our unbundled network platform lines that were not migrated to our network. We are required under certain of our commercial agreements with Verizon to maintain certain volumes of loops on a “take-or-pay” basis. Our commercial agreements with Verizon have limited terms that expire in 2010, but are subject to earlier termination in certain circumstances, including upon assertion thereover of jurisdiction by a regulatory authority. Termination of our Verizon commercial agreements would result in a substantial increase in our cost of service. Second, in certain central offices, we no longer have the right to require incumbent local exchange carriers to sell to us as unbundled network elements, or have limited access rights to unbundled network element high capacity circuits that connect our central switching office locations to customers’ premises. Third, we no longer have the right to require incumbent local exchange carriers to sell to us unbundled network element transport between our switches and incumbent local exchange carrier switches. Fourth, we have only limited or no access to unbundled network element DS1 or DS3 transport on certain interoffice routes. Petitions currently pending before the FCC could, if granted, further reduce our access to unbundled network element loops and transport. In these instances where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the incumbent local exchange carrier as special access, which increases our costs. Finally, our access to certain broadband elements of the incumbent local exchange carrier network has been limited or eliminated in certain circumstances.

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

Consolidation in the telecommunications industry is occurring at a rapid pace. In addition to the combinations of Verizon and MCI and SBC, AT&T and BellSouth, numerous competitive local exchange carrier combinations have occurred, including several which directly impact our markets such as Paetec/US LEC, Cavalier/Talk America and Choice One/CTC/Conversent. This consolidation strengthens our competitors and poses increased competitive challenges for us. The incumbent local exchange carrier/interexchange carrier combinations not only provide the incumbent local exchange carriers with national and international networks, but eliminate the two most effective and well financed opponents of the incumbent local exchange carriers in federal and state legislative and regulatory forums and potentially reduce the availability of non-incumbent local exchange carrier network facilities. The competitive local exchange carrier combinations will provide direct competitors with greater financial, network and marketing assets.

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

The indenture and credit agreement contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

•	incur or guarantee additional indebtedness or issue preferred stock;

•	pay dividends or distributions on, or redeem or repurchase, capital stock;

•	create liens with respect to our assets;

•	make investments, loans or advances;

•	prepay subordinated indebtedness;

•	enter into transactions with affiliates;

•	merge, consolidate or sell our assets; and

•	engage in any business other than activities related or complementary to communications.

In addition, any future credit facility may impose financial covenants that require us to comply with specified financial ratios and tests, including minimum quarterly earnings before interest, taxes, depreciation and amortization (“EBITDA”), senior debt to total capitalization, maximum capital expenditures, maximum leverage ratios and minimum interest coverage ratios. We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our indebtedness thereunder could become accelerated and payable at a time when we are unable to pay them. This could adversely affect our ability to carry out our business plan and would have a negative effect on our financial condition.

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

While the FCC has to date generally subjected Internet service providers to less stringent regulatory oversight than traditional common carriers, it has recently imposed certain regulatory obligations on providers of Interconnected VoIP and/or facilities based broadband Internet access providers, including the obligations to contribute to the Universal Service Fund, to provide emergency 911 services and/or to comply with the Communications Assistance for Law Enforcement Act. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations on Internet service providers could have a material adverse effect on our business.

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

We maintain agreements which allow us to install equipment and utilize in-building wiring and, in some cases, optical fiber in more than 500 commercial buildings in metro New York and Washington, D.C. We owe past royalties, which could total approximately $0.7 million, on a number of these agreements; the terms of other agreements have expired. If we were to lose some or all of our “lit-building” agreements, our business could be adversely impacted.

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

We are exposed to risks associated with disruption and instability in the financial markets.

U.S. and global credit and equity markets have recently undergone significant disruption, making it difficult for many businesses to obtain financing on acceptable terms. In addition, equity markets are continuing to experience wide fluctuations in value. If these conditions continue or worsen, our cost of borrowing may increase, and it may be more difficult to obtain financing in the future. In addition, an increasing number of financial institutions and insurance companies have reported significant deterioration in their financial condition. If any of the significant lenders, insurance companies or other financial institutions are unable to perform their obligations under our credit agreement, insurance policies or other contracts, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected. Additionally, a substantial portion of our revenues comes from customers whose spending patterns may be affected by prevailing economic conditions. A sustained decline in the financial stability of the market could have a negative impact on our business and results of operations.

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

In addition, our ability to complete acquisitions will depend, in part, on our ability to finance these acquisitions, including the costs of acquisition and integration. Our ability may be constrained by our cash flow, the level of our indebtedness at the time, restrictive covenants in the agreements governing our indebtedness, conditions in the securities markets, regulatory constraints and other factors, many of which are beyond our control. If we proceed with one or more acquisitions in which the consideration consists of cash, we may use a substantial portion of our available cash to complete the acquisitions. If we finance one or more acquisitions with the proceeds of indebtedness, our interest expense and debt service requirements could increase materially. The financial impact of acquisitions could materially affect our business and could cause substantial fluctuations in our quarterly and yearly operating results.

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

MCG, Baker, NEA and other significant investors control us. Through their ownership of preferred stock and common stock, they are and will be able to cause, among other things, the election of a majority of the members of the board of directors and the approval of any action requiring the approval of our shareholders, including a change of control, a public offering, merger or sale of assets or stock. These interests may conflict with the interests of noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders may conflict with the interests of our note holders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our notes. Changes in control of the Company or of some of our equity holders could trigger requirements that we repay the notes. They may in the future own businesses that directly or indirectly compete with ours. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Pursuant to our charter, our significant stockholders have no duty to present corporate opportunities to us. If a corporate opportunity is presented to them or their affiliates, then such significant stockholder will have no liability to us for acting upon such opportunity without presenting it to us.

Item 1B.	Unresolved Staff Comments

We are a non-accelerated filer. However, we note that we have received comments from the SEC in connection with our pending initial public offering. These will be addressed by the Company once the structure regarding the initial public offering has been finalized.

Item 2.	Properties

Our corporate headquarters is located in Rye Brook, New York. We do not own any facilities. The table below lists our current material leased facilities.

		Approximate
Location	Lease Expiration	Square Footage

Offices:
King of Prussia, PA	January 2011	102,085
Rye Brook, NY	May 2016	57,293
Newark, NJ	April 2011	24,819
New York, NY	June 2009	24,375
New York, NY	April 2015	21,111
Long Island City, NY	September 2012	20,000
Quincy, MA	September 2013	14,637
Melville, NY	March 2011	13,152
Switches:
New York, NY	May 2012	38,500
Philadelphia, PA	July 2023	16,617
Long Island City, NY	July 2009	21,112
Charlestown, MA	April 2010	12,490
Philadelphia, PA	April 2009	21,000
Horsham, PA	November 2010	9,244
Syracuse, NY	October 2014	8,000
Philadelphia, PA	January 2013	5,928
Herndon, VA	June 2010	5,000

Item 3.	Legal Proceedings

We are currently a party to several legal actions. We are one of a large number of defendants in a lawsuit brought by VoxPath Networks, Inc. (“VoxPath”) in the U.S. District Court for the Eastern District of Texas in April 2008. VoxPath alleges that our hosted IP PBX service infringes upon a patent held by it. VoxPath seeks injunctive relief as well as undisclosed damages. We are currently involved in active discussions aimed at settling this matter.

AT&T Communications of New York, Inc. and Teleport Communications Group, Inc. commenced an action against us in the U.S. District Court for the Southern District of New York in March 2008. Plaintiffs seek monetary relief, including recovery of amounts billed for switched access service. This matter has been referred to the New York Public Service Commission.

We are also a party to certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition, results of operations or cash flows.

We are involved in certain billing and contractual disputes with our vendors. For more information regarding our contractual disputes with our vendors, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors — Risks Relating to Our Industry and Business — Our current billing disputes with Verizon and other carriers may cause us to pay certain amounts of money and could materially adversely affect our business, financial condition, results of operations and cash flows” and “— Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.”

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is no established public trading market for our common stock or preferred stock. We have not paid cash dividends for the past two fiscal years and we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.

The following table lists the number of record holders by each class of stock as of March 24, 2009:

Holders of
Class of Equity Security	Record

Common stock A	207
Common stock B	36
Series A Preferred stock	1
Series A-1 Preferred stock	1
Series B Preferred stock	133
Series B-1 Preferred stock	90
Series C Preferred stock	36

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6.	Selected Consolidated Financial Data

The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2006, 2007 and 2008 and as of December 31, 2007 and 2008 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2004 and 2005 and as of December 31, 2004, 2005 and 2006 have been derived from our audited consolidated financial statements not included elsewhere in this report. In connection with the Bridgecom merger on January 14, 2005, MCG, the sole owner of Bridgecom, became the largest owner of our capital stock and appointed the members of our board and our chief executive officer. In addition, many of our senior management roles were filled by members of Bridgecom’s senior management team. Accordingly, Bridgecom was deemed the accounting acquirer with Broadview becoming the surviving corporate entity. The financial data for the two months ended February 29, 2004 and the ten months ended December 31, 2004 reflect that of Bridgecom alone. The financial data for the two months ended February 29, 2004 are derived from the financial statements of Bridgecom prior to its acquisition by MCG (predecessor). The financial data for periods after March 1, 2004 are derived from the financial statements of Bridgecom after such merger. The financial data subsequent to January 14, 2005 include Bridgecom and the acquired business of Broadview. The financial data for the year ended December 31, 2005 include 12 months of financial data for Bridgecom and 11 1/2 months of financial data for the acquired business of Broadview. The financial data for the year ended December 31, 2006 include 12 months of financial data for Broadview and three months of financial data for ATX. The financial data for the year ended December 31, 2007 include 12 months of financial data for Broadview and ATX and 7 months of financial data for InfoHighway.

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

	Predecessor	Successor
		Ten Months
	Two Months	Ended
	Ended February 29,	December 31,	Years Ended December 31,
	2004	2004	2005	2006	2007	2008

Statements of operations data:
Revenues	$13,631	$72,826	$240,396	$272,653	$451,159	$500,736
Operating expenses:
Cost of revenues(1)	7,081	36,105	115,214	130,841	234,166	257,883
Selling, general and administrative(2)	5,363	30,523	94,138	105,986	166,322	170,596
Software development	—	—	2,301	1,819	2,293	1,639
Depreciation and amortization	284	8,554	45,756	49,781	75,980	73,608
Impairment charges	—	—	—	—	4,000	—
Merger integration costs	10	2,834	4,531	1,430	500	—

Total operating expenses	12,738	78,016	261,940	289,857	483,261	503,726

Income (loss) from operations	893	(5,190)	(21,544)	(17,204)	(32,102)	(2,990)
Other income (expense)	(1,001)	(4,523)	—	21	240	(8)
Interest expense	(704)	(3,399)	(17,842)	(25,463)	(34,390)	(39,514)
Interest income	29	31	458	1,395	1,489	702

Loss before provision for income taxes	(783)	(13,081)	(38,928)	(41,251)	(64,763)	(41,810)
Provision for income taxes	(2)	(3,802)	—	(262)	(726)	(1,056)

Net loss	(785)	(16,883)	(38,928)	(41,513)	(65,489)	(42,866)
Dividends on preferred stock	—	—	(22,002)	(32,996)	(55,031)	(63,890)
Modification of preferred stock	—	—	—	—	(95,622)	—

Loss available to common shareholders	$(785)	$(16,883)	$(60,930)	$(74,509)	$(216,142)	$(106,756)

Loss available per common share — basic and diluted		$(7.74)	$(9.54)	$(10.07)	$(23.09)	$(11.03)

Weighted average common shares outstanding — basic and diluted		2,181,437	6,385,863	7,396,610	9,359,132	9,675,916

	Predecessor	Successor
		Ten Months
	Two Months	Ended
	Ended February 29,	December 31,	Years Ended December 31,
	2004	2004	2005	2006	2007	2008

Statement of cash flow data:
Cash flows provided by (used in):
Operating activities	$(652)	$(1,735)	$8,151	$13,296	$(2,671)	$27,239
Investing activities	(1,038)	(40,336)	(20,731)	(115,568)	(88,824)	(68,708)
Financing activities	784	36,654	25,407	129,471	89,541	23,541

	Successor
	As of December 31,
	2004	2005	2006	2007	2008

Balance Sheet data:
Cash and cash equivalents	$3,926	$16,753	$43,952	$41,998	$24,070
Investment securities	—	—	—	—	23,533
Property and equipment, net	9,086	39,547	61,395	77,373	85,248
Goodwill	8,379	27,964	69,632	96,154	98,111
Total assets	67,366	197,113	318,325	381,798	359,028
Total debt, including current portion	23,875	147,204	217,769	313,990	336,778
Total stockholders’ equity (deficiency)	19,707	(12,572)	20,470	(22,715)	(65,266)

(1)	Exclusive of depreciation and amortization.

(2)	Includes share-based compensation of $308, $673, $754, $2,552 and $293 for the ten months ended December 31, 2004 and for the years ended December 31, 2005, 2006, 2007 and 2008 respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Consolidated Financial Data” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements included elsewhere in this report. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors”. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts are presented in thousands.

Overview

We are a leading competitive communications provider, in terms of revenue, offering voice and data communications and managed network solutions to small and medium sized business customers in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. To meet the demands of communications-intensive business customers, we offer dedicated local and long distance voice, high-speed data and integrated services, as well as value-added products and services such as managed services. Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core and extended to the edge, to support dynamic growth of VoIP, MPLS and other next generation technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling us to provide T-1 equivalent and high-speed Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins while also enhancing capacity and speed of certain service offerings.

The Company, doing business as Broadview Networks since its acquisition in 2005, was founded in 1996 as Bridgecom International, Inc. to take advantage of the competitive opportunities in the local exchange communications market created by the Telecommunications Act. Since then, management has responded to market and regulatory changes by strategically deploying facilities and merging with or acquiring companies with the necessary footprint, facilities and customer base to sustain and organically grow our business. We merged with Broadview Networks on January 14, 2005 to transfer our small and medium enterprise customers clustered in the New York metropolitan area to our own switches, gaining improved margins, more control over service delivery, and more comprehensive customer care.

On September 18, 2008, we acquired the assets of Lightwave. Lightwave is a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. We expect this acquisition to complement the acquisition of ATX and enable us to further penetrate into the Mid-Atlantic region.

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

We have experienced significant operating losses, both prior to and following the ATX and InfoHighway acquisitions. In addition, ATX and InfoHighway each experienced significant operating losses prior to the respective acquisitions. We recorded operating losses of $17.2 million, $32.1 million and $3.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. During the same periods, we also recorded net losses of $41.5 million, $65.5 million and $42.9 million, respectively. We expect to continue to have losses for the foreseeable future, although we anticipate that the synergies we have identified through the combination of the three entities, if effectuated, may offer some areas of increasing operating efficiencies leading to potentially more profitable net results. In addition, as of December 31, 2008, we had $336.8 million of outstanding indebtedness.

Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage based revenue and lower unit pricing for certain services. In addition, we continue to face other industry wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, other competitive local exchange carriers and new entrants such as VoIP, wireless and other service providers. These factors are mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers to buy more products from us as we deploy new technology and expand our offerings, a focus on larger customers than our average existing base and an overall increase in demand for data, managed and enhanced services.

As of December 31, 2008, we have approximately 300 sales, sales management and sales support employees, including approximately 200 quota-bearing sales representatives, who target small and medium sized business customers requiring four to 500 lines physically located within the footprint of our switching centers and approximately 260 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. Due to the organic transition towards T-1 based products and the acquisition of ATX and InfoHighway, we have transitioned a large percentage of our revenue base. Assuming the Bridgecom merger, ATX acquisition and InfoHighway acquisition each occurred on January 1, 2006, our combined revenue from T-1 based products and managed services would have grown by approximately 13% from 2007 to 2008. Revenue from the sale of T-1 based products and managed services grew by approximately 9% from the fourth quarter of 2007 to the fourth quarter of 2008, and now represents approximately 42% of our total revenue and approximately 48% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.

Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as POTS and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of December 31, 2008, approximately two-thirds of our total lines were provisioned on-net.

We measure our operational performance using a variety of indicators including: (i) revenue; (ii) the percentage of our revenue that comes from customers that we serve on-net for target products; (iii) gross margin; (iv) operating expenses as a percentage of revenue; (v) EBITDA margin; (vi) free cash flow; (vii) revenue and profit per customer; and (viii) customer and revenue retention. We also monitor key operating and customer service metrics to improve customer service, maintain the quality of our network and reduce costs.

Results of Operations

The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Years Ended December 31,
	2006	2007	2008

Revenues:
Voice and data services	87.3%	87.7%	86.6%
Wholesale	4.7%	2.8%	3.8%
Access	5.5%	5.6%	5.7%

Total network services	97.5%	96.1%	96.1%
Other	2.5%	3.9%	3.9%

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Network services	46.1%	49.6%	49.0%
Other cost of revenues	1.9%	2.3%	2.5%
Selling, general and administrative	38.8%	36.9%	34.1%
Software development	0.7%	0.5%	0.3%
Depreciation and amortization	18.3%	16.8%	14.7%
Impairment charges	0.0%	0.9%	0.0%
Merger integration costs	0.5%	0.1%	0.0%

Total operating expenses	106.3%	107.1%	100.6%

Loss from operations	(6.3)%	(7.1)%	(0.6)%
Other income	0.0%	0.1%	0.0%
Interest expense	(9.3)%	(7.6)%	(7.9)%
Interest income	0.5%	0.3%	0.1%

Loss before provision for income taxes	(15.1)%	(14.3)%	(8.4)%
Provision for income taxes	(0.1)%	(0.2)%	(0.2)%

Net loss	(15.2)%	(14.5)%	(8.6)%

Key Components of Results of Operations

Revenues

Our revenues, as detailed in the table above, consist of network services revenues, which consists primarily of voice and data managed and hosted services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and hosted services. Wholesale services consist of voice and data services, data collocation services and transport services. Carrier access and reciprocal compensation revenue consists primarily of usage charges that we bill to other carriers to originate and terminate their calls to and from our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.

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

Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. Rates were subject to a surcharge that increased by a predetermined amount on each of the first, second and third anniversaries of the agreement term and is now fixed for the duration of the agreement term. The commercial agreements require certain minimum purchase obligations, which we have met in all of the years we were under the commercial agreements.

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

The following table sets forth, for the periods indicated, a reconciliation of gross profit to net loss as net loss is calculated in accordance with GAAP:

	Years Ended December 31,
	2006	2007	2008

Net loss	$(41,513)	$(65,489)	$(42,866)
Add back non-gross profit items included in net loss:
Provision for income taxes	262	726	1,056
Interest and other expenses	24,047	32,661	38,820
Impairment charges	—	4,000	—
Merger integration costs	1,430	500	—
Depreciation and amortization	49,781	75,980	73,608
Software development	1,819	2,293	1,639
Selling, general and administrative	105,986	166,322	170,596

Gross profit	$141,812	$216,993	$242,853

Gross profit is a measure of the general efficiency of our network costs in comparison to our revenue. As we expense the current cost of our network against current period revenue, we use the gross profit measure as a tool to monitor our progress with regards to network optimization and other operating metrics.

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

Determining our allowance for doubtful accounts receivable requires significant estimates. In determining the proper level for the allowance we consider factors such as historical collections experience, the aging of the accounts receivable portfolio and economic conditions. We perform a credit review process on each new customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with national databases for delinquent customers and, in some cases, requesting credit reviews through Dun & Bradstreet Corporation.

During February 2008, we engaged Grant Thornton to help facilitate our compliance with Section 404 for the year ended December 31, 2008. The costs we incurred during 2008 to become compliant with Section 404 were a direct increase to our general and administrative expenses. These costs totaled $471 for the year ended December 31, 2008.

Depreciation and Amortization

Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs. All internal costs directly related to the future development of our integrated OSS, including salaries of certain employees, are capitalized and depreciated over their useful lives. Capitalized third-party customer installation costs are amortized over the approximate average life of a customer.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2007 and 2008.

The following table provides a breakdown of components of our statements of operations for the years ended December 31, 2007 and 2008:

	Years Ended December 31,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$433,698	96.1%	$481,390	96.1%	11.0%
Other	17,461	3.9%	19,346	3.9%	10.8%

Total revenues	$451,159	100.0%	$500,736	100.0%	11.0%

Cost of revenues:
Network services	$223,677	49.6%	$245,356	49.0%	9.7%
Other	10,489	2.3%	12,527	2.5%	19.4%

Total cost of revenues	$234,166	51.9%	$257,883	51.5%	10.1%

Gross profit:
Network services	$210,021	46.5%	$236,034	47.1%	12.4%
Other	6,972	1.6%	6,819	1.4%	(2.2)%

Total gross profit	$216,993	48.1%	$242,853	48.5%	11.9%

Revenues

Revenues for the years ended December 31, 2007 and 2008 were as follows:

	Years Ended December 31,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$395,653	87.7%	$433,568	86.6%	9.6%
Wholesale	12,693	2.8%	19,096	3.8%	50.4%
Access	25,352	5.6%	28,726	5.7%	13.3%

Total network services	433,698	96.1%	481,390	96.1%	11.0%
Other	17,461	3.9%	19,346	3.9%	10.8%

Total revenues	$451,159	100.0%	$500,736	100.0%	11.0%

Voice and data service revenue, increased primarily due to the addition of InfoHighway in May 2007. InfoHighway’s voice and data revenues were $80.7 million for the year ended December 31, 2008, an increase of $29.5 million from $51.2 million included in our revenues during the year ended December 31, 2007. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, offset by lower usage revenue per customer, lower price per unit for certain services and a lower number of lines and customers. Our wholesale revenue increased primarily as a result of organic growth and the inclusion of $1.5 million of wholesale revenue from InfoHighway. The carrier access revenues increased primarily due to the inclusion of $7.6 million in carrier access revenue through the acquisition of InfoHighway for the year ended December 31, 2008 as compared with $5.1 million included during the year ended December 31, 2007. The increase in other revenue is due primarily to the increased number of phone equipment sales to customers resulting from the inclusion of the cabling division that was acquired in the InfoHighway transaction.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $257.9 million for the year ended December 31, 2008, an increase of 10.1% from $234.2 million for the same period in 2007. The increase is primarily attributable to the increase in cost of revenues from the addition of InfoHighway in May 2007, totaling $51.4 million in the aggregate for the year ended December 31, 2008 an increase of $16.0 million from $35.4 million included in our cost of revenues during the year ended December 31, 2007. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $204.2 million, or 79.2% of our total costs for the year ended December 31, 2008 and $199.8 million, or 85.3% in the year ended December 31, 2007. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $52.3 million, $26.4 million and $54.2 million, respectively, for the year ended December 31, 2008. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms. During 2008, we finalized a settlement with Verizon which extinguished virtually all outstanding disputes between the parties as of March 31, 2008, which resulted in a gain. In addition, the Company continued to evaluate all outstanding disputes and adjusted dispute liabilities accordingly for those disputes. The net impact of adjustments to dispute liabilities from the Verizon settlement and for other existing disputes did not result in a significant impact to the balance sheet or statement of operations.

Gross Profit (exclusive of depreciation and amortization)

Gross profit was $242.9 million for the year ended December 31, 2008, on increase of 11.9% from $217.0 million for the same period in 2007. As a percentage of revenue gross profit increased to 48.5% for the year ended December 31, 2008 from 48.1% for the same period in 2007. The increase in gross profit is primarily due to increased revenue combined with lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. Gross margin percentages are also higher than prior periods. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.

Selling, General and Administrative

SG&A expenses were $170.6 million for the year ended December 31, 2008, an increase of 2.6% from $166.3 million for the same period in 2007. The increase is primarily due to the addition of InfoHighway in May 2007, which accounts for $22.0 million of our SG&A expenses for the year ended December 31, 2008 an increase of $4.7 million from $17.3 million included in our SG&A during the year ended December 31, 2007. This increase is partially offset by the implementation of cost saving measures during the integration of ATX and InfoHighway.

Although costs increased in absolute dollars, SG&A expenses decreased from 36.9% to 34.1% of revenue from the year ended December 31, 2007 to the same period in 2008. This decrease in costs as a percentage of revenue is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the Company was able to achieve synergies due to the mergers with InfoHighway and ATX.

Depreciation and Amortization

Depreciation and amortization costs were $73.6 million for the year ended December 31, 2008, a decrease of 3.2% from $76 million for the same period in 2007. This decrease in amortization and depreciation expense was due to fully amortizing acquired intangible assets related to the Broadview acquisition in 2005 during the quarter ended March 31, 2008. Amortization expense included in our results for these acquired intangible assets for the year ended December 31, 2008 was $1.3 million, a decrease of $6.6 million from $7.9 million included in our results for the year ended December 31, 2007. The decrease was partially offset by increases in amortization expense due to the acquisition of InfoHighway in May 2007, including amortization of intangible assets of $12.3 million for the year ended December 31, 2008. InfoHighway’s amortization expense included in our results for the year ended December 31, 2007 was $8.8 million.

Interest

Interest expense was $39.5 million for the year ended December 31, 2008, an increase of 14.8% from 34.4 million for the same period in 2007. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the years ended December 31, 2008 compared to 2007. The higher average debt balance is due primarily to the $90.0 million of notes that we issued in May 2007 and $23.5 million in total borrowings from our Revolving Credit Facility during September and October of 2008. Our effective interest rates for the year ended December 31, 2007 and 2008 is as follows:

	Years Ended December 31,
	2007	2008

Interest expense	$34,390	$39,514
Weighted average debt outstanding	$276,563	$315,988
Effective interest rate	12.43%	12.50%

Net Loss

Our net loss was $42.9 million for the year ended December 31, 2008, a decrease of 34.5% from $65.5 million for the same period in 2007. The decrease in net loss is a result of the factors discussed above.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2007

Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2006 and 2007.

The following table provides a breakdown of components of our statements of operations for the years ended December 31, 2006 and 2007:

	Years Ended December 31,
	2006		2007
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$265,934	97.5%	$433,698	96.1%	63.1%
Other	6,719	2.5%	17,461	3.9%	159.9%

Total revenues	$272,653	100.0%	$451,159	100.0%	65.5%

Cost of revenues:
Network services	$125,741	46.1%	$223,677	49.6%	77.9%
Other	5,100	1.9%	10,489	2.3%	105.7%

Total cost of revenues	$130,841	48.0%	$234,166	51.9%	79.0%

Gross profit:
Network services	$140,193	51.4%	$210,021	46.6%	49.8%
Other	1,619	0.6%	6,972	1.5%	330.7%

Total gross profit	$141,812	52.0%	$216,993	48.1%	53.0%

Revenues

Revenues for the year ended December 31, 2006 and 2007 were as follows:

	Years Ended December 31,
	2006		2007
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$238,005	87.3%	$395,653	87.7%	66.2%
Wholesale	12,901	4.7%	12,693	2.8%	(1.6)%
Access	15,028	5.5%	25,352	5.6%	68.7%

Total network services	265,934	97.5%	433,698	96.1%	63.1%
Other	6,719	2.5%	17,461	3.9%	159.9%

Total revenues	$272,653	100.0%	$451,159	100.0%	65.5%

Voice and data services increased due to the addition of ATX in September 2006 and InfoHighway in May 2007. Though we increased our revenue in absolute dollars, our business is subject to several other trends. These include lower line churn than in prior years, higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers than our average existing base, increase in demand for data services, lower usage revenue per customer and lower price per unit for certain services. Our wholesale revenue as a percentage of our total revenue decreased primarily due to the elimination of revenues previously derived from ATX and InfoHighway before their acquisitions. The carrier access revenues increased primarily due to the inclusion of $11.3 million in carrier access terminations through the acquisition of ATX and InfoHighway. The increase in other revenue is due primarily to the increased number of phone equipment sold to customers resulting from the inclusion of the operating division that was acquired in the InfoHighway transaction.

Cost of Revenues (exclusive of depreciation and amortization)

Total cost of revenues was $234.2 million for the year ended December 31, 2007, an increase of 79.0% from $130.8 million for 2006. The increase is primarily attributable to the increase in cost of revenues from the addition of ATX in September 2006 and InfoHighway in May 2007, totaling $93.3 million in the aggregate, net of costs eliminated as part of the integration process.

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

Our cost of revenues increased from 48.0% of revenue in 2006 to 51.9% of revenue in 2007. The primary drivers for this increase as a percentage of revenue were increases to our wholesale advantage costs from Verizon for off-net POTS customers, and the impact of the cost structure of both InfoHighway and ATX. Both InfoHighway and ATX had historically higher costs as a percent of revenue than legacy Broadview, resulting in lower gross margin percentages.

Gross Profit (exclusive of depreciation and amortization)

Total gross profit was $217.0 million for the year ended December 31, 2007, an increase of 53.0% from $141.8 million for the same period in 2006. The increase in gross profit is primarily due to the addition of ATX in September 2006 and InfoHighway in May 2007, which totaled $87.8 million, and lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. Gross margin percentages are lower than prior periods due primarily to the acquisition of InfoHighway and ATX, each of which had lower gross margins than legacy Broadview, as well as margin compression on our legacy POTS business. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.

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

Impairment Charges

During 2007, we began the process of rebranding our operations following the acquisitions of InfoHighway and ATX. As a result of this rebranding, we believe that the ATX trademark, which was initially considered to be an indefinite-lived asset, has a remaining useful life of three years. We considered the change in the estimated useful life to be an indication that the carrying amount of the ATX trademark may not be recoverable, which required us to evaluate the ATX trademark for impairment. As a result of our evaluation we incurred an impairment charge of $4.0 million during the fourth quarter of 2007, which was the excess of the carrying value over the estimated fair value of the ATX trademark.

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

	Years Ended December 31,
	2006	2007

Interest expense, excluding conversion fee and financing cost write-off	$22,738	$34,390
Weighted average debt outstanding	$181,938	$276,563
Effective interest rate	12.50%	12.43%

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

Net Loss

Our net loss was $65.5 million for the year ended December 31, 2007, an increase of 57.8% from $41.5 million for the same period in 2006. The increase in net loss is a result of the factors discussed above.

Off-Balance Sheet Arrangements

We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources

Our principal sources of liquidity are cash from operations, our cash and cash equivalents and investments and access to undrawn portions of our $25.0 million credit facility and our $10.0 million capital lease line. Our material short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our principal long-term liquidity requirements consist of the principal amount of our notes. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. During the year ended December 31, 2008, we utilized our capital lease line to fund $3.2 million of equipment purchases. As of December 31, 2008, we have $8.8 million of capital lease obligations outstanding under this capital lease line. In connection with the acquisition of Lightwave, we borrowed $10 million from the Revolving Credit Facility. Due to continuing uncertainty in the credit markets, the Company borrowed an additional $13.5 million from the Revolving Credit Facility during October 2008, which are being held in US Treasury notes. We have invested $23.5 million in US Treasuries during the month of October 2008. Our remaining cash and cash equivalents of $24 million as of December 31, 2008 are being held in several large financial institutions, although most of our balances do exceed the FDIC insurance limits.

As of December 31, 2008, we required approximately $136.5 million in cash to service the interest due on our notes throughout the life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity

Disputes

During December 2008, we finalized a settlement with Verizon, which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. The settlement included a comprehensive mutual release of any liability or potential liability between the parties effective as of that date. We nonetheless continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $17.0 million as of December 31, 2008, of which 29% percent of these disputes are with Verizon and the remainder of these disputes are with a significant number of other carriers. While we hope to resolve these disputes through negotiation, we may be compelled to litigate or arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.

Credit Facility

On August 23, 2006, we entered into our credit facility, a $25.0 million five-year revolving credit facility. The credit facility has a $15.0 million letters of credit subfacility. As of December 31, 2008, we had $23.5 million of outstanding borrowings and $80 of letters of credit under our revolving credit facility. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent), of ours and our domestic subsidiaries, including future acquisitions, with the eligibility criteria to be agreed upon.

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

As of December 31, 2008, we were in compliance with all restrictive covenants and financial ratios and tests set forth in the credit agreement governing our credit facility.

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

In connection with the offering of the notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act. On November 14, 2007, we exchanged $300.0 million of the notes, representing 100% of the outstanding aggregate principal amount, for an equal principal amount of 11 3/8% senior secured notes due 2012 that have been registered under the Securities Act. We may, from time to time, repurchase these notes in open market purchases, privately negotiated transactions or otherwise.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

Cash Flows from Operating Activities

Cash provided by operating activities was $27.2 million for the year ended December 31, 2008, compared to cash used in operating activities of $2.7 million for 2007. The change in cash flows from our operating activities was due primarily to improvements in our operating results as a result of factors discussed above, which resulted in a reduction in our net loss to $42.9 million for the year ended December 31, 2008 from $65.5 million for 2007. Cash provided by operating activities also increased in 2008 due to improved accounts receivable collections compared with 2007. Additionally, during 2007 we paid $15.2 million to settle disputed billings which substantially increased our cash used in operating activities during 2007. During the years ended 2008 and 2007, we paid $37.6 million and $32.0 million, respectively in interest, primarily to our note holders.

Cash Flows from Investing Activities

Cash used in investing activities was $68.7 million for the year ended December 31, 2008, compared to cash used in investing activities of $88.8 million for 2007. The change in use of cash in investing activities was primarily due to the acquisition of InfoHighway in May 2007 offset by increased capital expenditures for the expansion of our network and back-office systems, the purchase of $23.5 million of short-term U.S.Treasury notes and cash paid of $5.0 million to acquire Lightwave during the year ended December 31, 2008. Our capital expenditures increased to $39.8 million during the year ended December 31, 2008 from $30.4 million for 2007. The expansion of our

Company as a result of the InfoHighway merger and ATX acquisition has resulted in an increase in our capital expenditures due to the higher level of success based capital to support the combined companies.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $23.5 million for the year ended December 31, 2008, compared to cash provided by financing activities of $89.5 million for 2007. The change in cash flows from financing activities was primarily due to the completion of an offering of $90.0 million aggregate principal amount of the 2007 notes in the year ended December 31, 2007 as compared to the same period in 2008, which included $23.5 million in borrowings from our credit facility.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2007

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

Cash Flows from Investing Activities

Cash used in investing activities was $88.8 million for the year ended December 31, 2007, compared to cash used in investing activities of $115.6 million for 2006. The change in use of cash in investing activities was primarily due to less cash consideration for the acquisition of InfoHighway compared to the ATX acquisition. In the year ended December 31, 2007, we spent $30.4 million on capital expenditures for the purchase of property and equipment, compared to $23.1 million for 2006. This increase was primarily due to the inclusion of the capital expenditures for ATX and InfoHighway of an aggregate amount of $1.9 million in the 2007 period for the expansion of network and back-office systems.

Cash Flows from Financing Activities

Cash flows provided by financing activities was $89.5 million for the year ended December 31, 2007, compared to cash provided by financing activities of $129.5 million for 2006. The decrease in cash flows from financing activities was primarily due to less debt issuances in 2007 as compared to 2006.

Contractual Obligations

The following table summarizes our future contractual cash obligations as of December 31, 2008. The following numbers are presented in thousands.

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years

11 3/8% senior secured notes due 2012	$300,000	$—	$—	$300,000	$—
Cash interest for notes	136,500	34,125	68,250	34,125	—
Credit facility	23,500	—	23,500	—	—
Capital lease obligations	9,354	4,142	4,888	324	—
Operating leases	44,552	11,296	16,911	7,510	8,835

	513,906	49,563	113,549	341,959	8,835
Purchase commitment obligations:
Communications commitment	74,608	26,224	48,384	—	—

Total contractual obligations	$588,514	$75,787	$161,933	$341,959	$8,835

New Accounting Standards

Several new accounting standards have been issued. None of these standards had a material impact on our financial position, results of operations, or liquidity.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value. SFAS 157 also expands financial statement disclosures about fair value measurements. On February 12, 2008, the FASB issued FASB Staff Position (FSP) 157-2 which delays the effective date of SFAS 157 for one year, for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 and FSP 157-2 are effective for financial statements issued for fiscal years beginning after November 15, 2007. We have elected a partial deferral of SFAS 157 under the provisions of FSP 157-2 related to the measurement of fair value used when evaluating goodwill, other intangible assets and other long-lived assets for impairment. The impact of partially adopting SFAS 157 effective January 1, 2008 did not have a material impact on the our financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With

Generally Accepted Accounting Principles.” The adoption of this statement is not expected to have a material effect on our financial statements.

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

Revenue Recognition

Our revenues consist primarily of network services revenues, which includes primarily voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided and costs incurred, with deferral of revenues recognized for those monthly charges that are billed in advance. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided. Revenues and direct costs related to up-front service installation fees are deferred and amortized generally over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer churn from which it was determined that our monthly churn was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in less than a $0.2 million change in the amount of revenue recognized on an annual basis.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive and bankrupt customer balances are normally reserved at 80% to 100%, respectively. We typically reserve 100% for all carrier balances 120 days outstanding or older and for all bankrupt carrier balances. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $1.2 million.

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

Income Taxes

We recognize deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2008, we had net operating loss carryforwards available totaling $136.4 million, which expire through 2028. We have provided a full valuation allowance against the net deferred tax asset as of 2008 because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Prior to the adoption of FIN 48, we had two significant tax benefits that involved uncertainty. The first of which related to our tax position surrounding management and administrative services provided by MCG. The second, related to our tax position with respect to warrants issued to MCG. As of December 31, 2008, we have not included a liability for unrecognized income tax benefits principally due to a settlement reached with the Internal Revenue Services during July 2007 relating to these tax matters.

Other Matters

At December 31, 2008, we had net operating loss (“NOL”) carryforwards for federal income tax purposes. The amount of such available NOL carryforwards which may be available to offset future income was approximately $136.4 million. To the extent that our ability to use these NOL carryforwards against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. The company has provided a full valuation allowance against the net deferred tax assets as of December 31, 2008 because management believes it is more likely than not that this asset will not be realized.

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

We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of December 31, 2008. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.

Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.

Our investment securities are classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reflected in stockholders’ equity. Our investment securities are comprised solely of short-term US. Treasury notes with original maturity dates of six months. These investment securities like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.

The fair value of our 11 3/8% senior secured notes due 2012 at December 31, 2008, was approximately $207.0 million. Throughout March 2009, the value of these notes ranged from $153.0 million to $159.0 million. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.

The fair value of the long-term debt outstanding under our Revolving Credit Facility approximates its carrying value of $23.5 million due to its variable interest rate. A hypothical change in interest rates of 100 basis points would change our interest expense by $235 on an annual basis.

Item 8.	Consolidated Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ (deficiency) equity and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and Subsidiaries at December 31, 2008 and 2007 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes effective January 1, 2007.

/s/  Ernst & Young LLP

New York, New York
March 24, 2009

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,
	2007	2008
	(In thousands, except
	share amounts)

ASSETS
Current assets:
Cash and cash equivalents	$41,998	$24,070
Investment securities	—	23,533
Accounts receivable, less allowance for doubtful accounts of $10,082 and $11,934	56,426	53,486
Other current assets	8,463	12,614

Total current assets	106,887	113,703
Property and equipment, net	77,373	85,248
Goodwill	96,154	98,111
Intangible assets, net of accumulated amortization of $109,335 and $150,556	82,841	45,220
Other assets	18,543	16,746

Total assets	$381,798	$359,028

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$21,247	$17,044
Accrued expenses and other current liabilities	43,952	42,699
Taxes payable	10,818	10,680
Deferred revenues	10,148	11,967
Current portion of capital lease obligations and equipment notes	3,136	4,142

Total current liabilities	89,301	86,532

Long-term debt	304,740	327,424
Deferred rent payable	2,628	2,400
Capital lease obligations and equipment notes, net of current portion	6,114	5,212
Deferred income taxes payable	1,141	2,071
Other	589	655

Total liabilities	404,513	424,294

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000, issued and outstanding 9,342,880 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $123,880 and $139,428	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $142,973 and $160,917	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,202 shares entitled in liquidation to $129,485 and $145,737	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued and outstanding 64,986 shares entitled in liquidation to $92,265 and $103,845	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $13,011 and $15,577	—	—
Additional paid-in capital	140,270	140,563
Accumulated deficit	(163,100)	(205,966)
Accumulated other comprehensive income	—	22

Total stockholders’ deficiency	(22,715)	(65,266)

Total liabilities and stockholders’ deficiency	$381,798	$359,028

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
	2006	2007	2008
	(In thousands, except share amounts)

Revenues	$272,653	$451,159	$500,736
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	130,841	234,166	257,883
Selling, general and administrative (includes share-based compensation of $754, $2,552 and $293)	105,986	166,322	170,596
Software development	1,819	2,293	1,639
Depreciation and amortization	49,781	75,980	73,608
Impairment charges	—	4,000	—
Merger integration costs	1,430	500	—

Total operating expenses	289,857	483,261	503,726

Loss from operations	(17,204)	(32,102)	(2,990)
Other income (expenses)	21	240	(8)
Interest expense	(25,463)	(34,390)	(39,514)
Interest income	1,395	1,489	702

Loss before provision for income taxes	(41,251)	(64,763)	(41,810)
Provision for income taxes	(262)	(726)	(1,056)

Net loss	(41,513)	(65,489)	(42,866)
Dividends on preferred stock	(32,996)	(55,031)	(63,890)
Modification of preferred stock	—	(95,622)	—

Loss available to common shareholders	$(74,509)	$(216,142)	$(106,756)

Loss available per common share — basic and diluted	$(10.07)	$(23.09)	$(11.03)

Weighted average common shares outstanding — basic and diluted	7,396,610	9,359,132	9,675,916

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity (Deficiency)

	Years Ended December 31,
	2006		2007		2008
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except share amounts)

Series A common stock
Balance at beginning of year	6,605,872	$66	8,871,427	$102	9,342,880	$107
Cancellation of shares	(1,307,770)	—	(97,435)	(1)	—	—
Shares issued in InfoHighway acquisition	—	—	568,888	6	—	—
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	3,573,325	36	—	—	—	—

Balance at end of year	8,871,427	102	9,342,880	107	9,342,880	107

Series B common stock
Balance at beginning of year	—	—	—	—	360,050	4
Issuance of shares pursuant to management incentive plan	—	—	360,050	4	—	—

Balance at end of year	—	—	360,050	4	360,050	4

Series A Preferred stock
Balance at beginning of year	89,521	1	89,521	1	87,254	1
Cancellation of shares pursuant to management incentive plan	—	—	(2,267)	—	—	—

Balance at end of year	89,521	1	87,254	1	87,254	1

Series A-1 Preferred Stock
Balance at beginning of year	—	—	100,702	1	100,702	1
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	100,702	1	—	—	—	—

Balance at end of year	100,702	1	100,702	1	100,702	1

Series B Preferred Stock
Balance at beginning of year	92,832	1	92,832	1	91,202	1
Cancellation of shares	—	—	(1,630)	—	—	—

Balance at end of year	92,832	1	91,202	1	91,202	1

Series B-1 Preferred Stock
Balance at beginning of year	—	—	42,231	—	64,986	1
Shares issued in InfoHighway acquisition	—	—	22,755	1	—	—
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	42,231	—	—	—	—	—

Balance at end of year	42,231	—	64,986	1	64,986	1

Series C Preferred Stock
Balance at beginning of year	—	—	—	—	14,402	—
Issuance of shares pursant to management incentive plan	—	—	14,402	—	—	—

Balance at end of year	—	—	14,402	—	14,402	—

Additional paid-in capital
Balance at beginning of year	—	44,254	—	117,689	—	140,270
Stock based compensation	—	—	—	2,388	—	293
Repurchase of shares	—	—	—	(1,538)	—	—
Shares issued in InfoHighway acquisition	—	—	—	17,446	—	—
Warrants issued in InfoHighway acquisition	—	—	—	4,285	—	—
Deferred compensation	—	754	—	—	—	—
Adoption of SFAS No. 123R	—	(1,083)	—	—	—	—
Issuance of shares pursuant to conversion of senior unsecured subordinated notes	—	73,764	—	—	—	—

Balance at end of year	—	117,689	—	140,270	—	140,563

Accumulated deficit
Balance at beginning of year	—	(55,811)	—	(97,324)	—	(163,100)
Adoption of FIN 48	—	—	—	(287)	—	—
Net loss	—	(41,513)	—	(65,489)	—	(42,866)

Balance at end of year	—	(97,324)	—	(163,100)	—	(205,966)

Accumulated other comprehensive income
Balance at beginning of year	—	—	—	—	—	—
Unrealized gain on investment securities	—	—	—	—	—	22

Balance at end of year	—	—	—	—	—	22

Deferred compensation
Balance at beginning of year	—	(1,083)	—	—	—	—
Adoption of SFAS No. 123R	—	1,083	—	—	—	—

Balance at end of year	—	—	—	—	—	—

Total stockholders’ equity (deficiency)	—	$20,470	—	$(22,715)	—	$(65,266)

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2007	2008
	(In thousands)

Cash flows from operating activities
Net loss	$(41,513)	$(65,489)	$(42,866)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	19,302	31,907	32,322
Amortization and write-off of deferred financing costs	2,383	2,437	2,639
Amortization of intangible assets	30,479	44,206	41,221
Amortization of bond premium	—	(435)	(816)
Provision for doubtful accounts	4,115	6,546	5,539
Noncash subordinated debt interest	4,920	—	—
Stock-based compensation	754	2,552	293
Deferred income taxes	—	1,141	930
Impairment	—	4,000	—
Other	(3)	251	55
Changes in operating assets and liabilities:
Restricted cash	(460)	460	—
Accounts receivable	(1,492)	(12,357)	(1,887)
Prepaid expenses and other current assets	(1,328)	725	(4,133)
Other assets	(208)	(2,186)	(767)
Accounts payable	(15,598)	1,400	(4,203)
Accrued expenses and other current liabilities	11,349	(19,680)	(2,293)
Deferred revenue	260	1,970	1,433
Deferred rent	336	(119)	(228)

Net cash provided by (used in) operating activities	13,296	(2,671)	27,239
Cash flows from investing activities
Acquisition, net of cash and restricted cash acquired	(88,787)	(56,638)	(4,953)
Purchase of investment securities	—	—	(23,500)
Purchase of property and equipment	(23,146)	(30,418)	(39,786)
Merger acquisition costs	(3,635)	(1,768)	(311)
Other	—	—	(158)

Net cash used in investing activities	(115,568)	(88,824)	(68,708)
Cash flows from financing activities
Proceeds from capital lease financing and equipment notes	7,794	5,217	3,789
Payments on capital lease obligations and equipment notes	(3,367)	(3,760)	(3,685)
Repayments of long-term debt	(84,000)	—	—
Repayments of revolving credit facility	—	(12,005)	(402)
Proceeds from issuance of subordinated debt	10,000	—	—
Repayment of subordinated debt	(972)	—	—
Proceeds from issuance of long-term debt	210,000	95,175	—
Drawdowns on revolving credit facility	—	11,500	23,902
Payment of subordinated debt conversion fees	(1,531)	—	—
Payment of deferred financing fees	(8,453)	(4,883)	—
Payments for shares purchased under under MIP	—	(1,703)	—
Other	—	—	(63)

Net cash provided by financing activities	129,471	89,541	23,541

Net increase (decrease) in cash and cash equivalents	27,199	(1,954)	(17,928)
Cash and cash equivalents at beginning of year	16,753	43,952	41,998

Cash and cash equivalents at end of year	$43,952	$41,998	$24,070

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$7,123	$32,008	$37,581

Supplemental schedule of non-cash information
Equity securities issued in connection with acquisition	$—	$21,742	$—

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(in thousands, except share information)

1.	Organization and Description of Business

Broadview Networks Holdings, Inc. (the “Company,”), formerly Bridgecom Holdings, Inc., is an integrated communications company whose primary interests consist of its wholly-owned subsidiaries, Broadview Networks, Inc. (“BNI”), Bridgecom Holdings, Inc. (“BH”), and Corecomm-ATX Inc., competitive local exchange carriers. The Company also provides phone systems and other customer service offerings through its subsidiary, Bridgecom Solutions Group, Inc. (“BSG”). The Company was founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment, which provides domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial and residential customers in the mid-atlantic region of the United States.

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

Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $10,323 and $8,494 as of December 31, 2007 and 2008, respectively.

Revenue from carrier interconnection and access amounting to $15,028, $25,352 and $28,726 in the years ended December 31, 2006, 2007 and 2008, respectively, is recognized in the month in which service is provided.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are being held in several large financial institution, which are members of the FDIC, although most of our balances do exceed the FDIC insurance limits.

Investment Securities

Investment securities represent the Company’s investment in short-term US. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

considers these investment securities to be available-for-sale as defined in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Accordingly, these investments are recorded at their fair value of $23,533, The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs, pursuant to the guidance of SFAS 157, Fair Value Measurements (“SFAS 157”). All of the Company’s investment securities mature in less than one year. The amortized cost of these investment securities is $23,511. During the year ended December 31, 2008, the Company recorded a gross unrealized gain of $22, which is recorded as other comprehensive income.

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

Third Party Conversion Costs

The Company currently capitalizes third party conversion costs incurred to provision customers to its network. These costs include external vendor charges, but exclude costs incurred internally. At January 1, 2006, the Company changed the third party conversion costs amortization period from two to four years. The Company believes that an amortization period of four years better reflects the expected life of its current customer base, which was based in part on a churn analysis performed by management from which it was determined that monthly customer churn was approximately 2% along with a decision by management to extend the minimum contract term for its customers beyond two years. The effect of changing this estimate in useful life was a reduction of depreciation expense and a decrease to net loss of $2,951, $2,018 and $1,344 for the years ended December 31, 2006, 2007 and 2008 respectively. The impact of this change on a per share basis for the years ended December 31, 2006, 2007 and 2008 was $0.40, $0.22 and $0.14 respectively.

Debt Issuance Costs

The costs related to the issuance of long-term debt are deferred and amortized into interest expense, using the effective interest method, over the life of each debt issuance.

Significant Vendor

The Company purchased approximately 70% of its telecommunication services from one vendor during the year ended December 31, 2008. Accounts payable in the accompanying consolidated balance sheets include approximately $24,500 and $8,718 as of December 31, 2007 and December 31, 2008, respectively, due to this vendor.

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

Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings. Prior to the adoption of FIN 48, the Company had two significant tax benefits that involved uncertainty. The first of which related to the Company’s tax position surrounding management and administrative services provided by MCG. The second related to the Company’s tax position with respect to warrants issued to MCG. As of December 31, 2008, the Company does not have a liability for unrecognized income tax benefits principally due to a settlement reached with the Internal Revenue Services during July 2007 relating to these tax matters.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”). As permitted under SFAS 123R, the Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.

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

During the years ended December 31, 2006, 2007 and 2008, the Company capitalized approximately $2,184, $2,175 and $2,764 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $2,768, $2,715 and $2,270 for the years ended December 31, 2006, 2007 and 2008, respectively. The unamortized balance of capitalized software development costs as of December 31, 2007 and 2008 is $2,200 and $2,694, respectively.

Advertising

The Company expenses advertising costs in the period incurred and these amounts are included in selling, general and administrative expenses. Advertising expenses approximated $536, $1,234 and $1,843 for the years ended December 31, 2006, 2007 and 2008, respectively.

Disputes

The Company accounts for disputed billings from carriers based on the estimated settlement amount of disputed balances. The estimate is based on a number of factors including historical results of prior dispute settlements with the carriers and is periodically reviewed by management to reassess the likelihood of success. Actual settlements may differ from estimated amounts (see Note 16).

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

Comprehensive Loss

Comprehensive loss represents the change in net assets of a business enterprise during a period from non-owner sources. The Company’s comprehensive loss is comprised exclusively of unrealized gains on the company’s

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

investments in US Treasury notes. The comprehensive loss for the years ended December 31 2006, 2007 and 2008 is as follows:

	Years Ended December 31,
	2006	2007	2008

Net loss	$(41,513)	$(65,489)	$(42,866)
Unrealized gain on investment securities	—	—	22

Comprehensive loss	$(41,513)	$(65,489)	$(42,844)

3.	Recent Accounting Pronouncements

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

4.	Acquisitions and Merger Agreements

2008 Acquisition

As of June 12, 2008, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave is a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. Lightwave filed for bankruptcy protection in February 2008. On July 11, 2008, the Bankruptcy Court granted the sale order authorizing the sale of Lightwave’s and Adera’s assets to the Company. Pursuant to the sale order, the Company was required to place $4,640 in escrow until the close of the transaction, which occurred on September 18, 2008. Accordingly, the results of operations of Lightwave are included in these consolidated financial statements beginning September 19, 2008.

The consolidated results of the Company reflect the acquisition under the purchase method of accounting in accordance with SFAS 141. The preliminary purchase price paid by the Company totaled $6,192, including the cash released from escrow. A portion of the purchase price, the $750 Holdback amount, is due to be paid to the sellers on September 18, 2009. Under certain circumstances specified on the asset purchase agreement, the Holdback amount will be adjusted to reflect changes in the purchase price. The Company is required to pay additional purchase consideration for the value of the accounts receivable acquired, an estimate of which is included in the purchase price. However, the accounts receivable amount is subject to further adjustment, which would impact both the overall purchase price paid by the Company as well as the value ascribed to the accounts receivable in the final purchase price allocation.

The purchase price was allocated to the assets acquired and liabilities assumed on a preliminary basis based on their estimated fair values on the date of acquisition. The Company will not finalize its allocation of the purchase price until the value ascribed to accounts receivable is finalized. When finalized, any changes to the preliminary purchase price allocation will result in changes to the carrying amounts of the net assets acquired.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The preliminary purchase price allocation of the Lightwave transaction is as follows:

Assets acquired:
Accounts receivable	$712
Other current assets	18
Property and equipment	411
Goodwill	2,185
Customer-based intangibles	3,600
Other assets	12

Total assets acquired	6,938

Liabilities assumed:
Current liabilities	746

Net assets acquired	$6,192

2007 Acquisition

On February 23, 2007, the Company entered into an agreement and plan of merger to acquire all of the outstanding capital stock of Eureka Broadband Corporation, a competitive local exchange carrier operating primarily in the northeastern United States, in a transaction that closed on May 31, 2007 (the “2007 Merger”). Accordingly, the results of InfoHighway are included in these consolidated financial statements beginning June 1, 2007. The consolidated results of the Company reflect the acquisition under the purchase method of accounting in accordance with SFAS 141.

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

$79,884

The Company issued 22,755 shares of Series B-1 Preferred Stock and 568,888 shares of Class A Common Stock, with an aggregate value of $17.5 million. The shares of Series B-1 Preferred Stock and Class A Common Stock issued in the transaction have the same voting rights as existing Series B-1 Preferred Shares and Class A Common Stock. The warrants to acquire 16,976 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and the twelve months ended May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit. The aggregate value of the warrants of $4.2 million at May 31, 2007, the close of the InfoHighway acquisition, was determined utilizing the Black-Scholes model assuming a 2.5 year expected life, a volatility based on market comparable entities of 55%, no expected dividends, an exercise price of $883.58 per unit and a risk free rate of 4.9%. The fair value of the warrants utilized inputs for similar securities, which are Level 2 inputs, pursuant to the guidance of SFAS 157.

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

As of March 23, 2009, the exercise price on the first traunch of warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company has concluded based on the criteria set forth in SFAS 141 that it will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the first traunch of warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at the point in time of such determination. The Company evaluated the warrants under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that once the exercise price is resolved, the warrants will be classified in equity. The Company will account for the second traunch of warrants in the same way after the cash flows generated for the twelve months ended May 31, 2009 have been calculated and agreed upon.

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

The following unaudited pro forma financial information for the 2006 and 2007 aquisitions was prepared in accordance with SFAS 141 and assumes the acquisition had occurred at the beginning of the periods presented. The unaudited pro forma information is provided for informational purposes only. These pro forma results are based upon the respective historical financial statements of the respective companies. The pro forma results of operations do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results that may occur in the future.

The unaudited pro forma combined results are as follows for the years ended December 31, 2006 and 2007:

	Years Ended December 31,
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Included in the consolidated statement of operations for the years ended December 31, 2006, 2007 and 2008 are merger integration costs of approximately $1,430, $500 and $0 respectively, which consist primarily of network shutdown costs incurred to shut down components of the Company’s network and to migrate its customers from legacy billing systems to the Company’s billing platform. Additionally, these costs also include severance costs and consulting fees related to former employees.

5.	Other Assets

Other current assets consist of the following at December 31:

	December 31,
	2007	2008

Deferred carrier charges	$2,563	$4,956
Prepaid expenses	3,903	2,449
Other	1,997	5,209

Total other current assets	$8,463	$12,614

Other non-current assets consist of the following at December 31:

	December 31,
	2007	2008

Deferred financing costs	$12,094	$9,518
Lease security and carrier deposits	2,778	2,274
Other	3,671	4,954

Total other non-current assets	$18,543	$16,746

The Company incurred deferred financing costs of $4,888 related to the issuance of long term debt in 2007 (see Note 10). Amortization of deferred financing costs amounted to approximately $1,173, $2,286 and $2,639 for the years ended December 31, 2006, 2007 and 2008, respectively.

As of December 31, 2008, other non-current assets includes $3,385 of costs associated with the registration statement filed with the SEC for a potential initial public offering including underwriting fees, legal fees and other costs incurred directly related to our initial public offering. Such costs will be charged against the gross proceeds of the offering when completed or charged to operations should the Company elect not to complete the offering.

6.	Property and Equipment

Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2007	2008

Network equipment	$107,286	$142,954
Computer and office equipment	19,196	20,512
Capitalized software costs	10,607	13,371
Furniture and fixtures and other	8,574	8,923
Leasehold improvements	5,386	5,486

	151,049	191,246
Less accumulated depreciation and amortization	(73,676)	(105,998)

	$77,373	$85,248

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Property and equipment includes amounts acquired under capital leases of approximately $10,120 and $9,847, respectively, net of accumulated depreciation and amortization of approximately $4,591 and $7,966, respectively, at December 31, 2007 and 2008.

On January 1, 2008, the Company changed the estimated useful lives of certain property and equipment acquired in the InfoHighway acquisition to conform the useful lives of this property and equipment to their estimated useful lives as determined by the Company. The impact of this change resulted in a reduction in depreciation expense of $1,439 for the year ended December 31, 2008.

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

The components of intangible assets at December 31 are as follows:

	December 31,
	2007			2008
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer base	$183,867	$(107,168)	$76,699	$187,467	$(146,012)	$41,455
Trademarks	7,400	(1,258)	6,142	7,400	(3,635)	3,765
Other	909	(909)	—	909	(909)	—

	$192,176	$(109,335)	$82,841	$195,776	$(150,556)	$45,220

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Amortization of intangible assets for the years ended December 31, 2006, 2007 and 2008 amounted to $30,479, $44,206 and $41,221, respectively.

Future projected amortization expense for the years ended December 31 is as follows:

2009	$17,737
2010	12,431
2011	5,305
2012	3,486
20013	2,194
Thereafter	4,067

$45,220

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2006	$69,632
Effects of 2007 acquisition	26,258
Other	264

Balance at December 31, 2007	96,154
Effects of 2008 acquisition	2,185
Other	(228)

Balance at December 31, 2008	$98,111

8.	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2007	2008

Recurring network costs and other operating accruals	$23,488	$23,796
Accrued interest(a)	11,375	11,485
Merger transaction costs(b)	2,090	633
Payroll related liabilities	6,840	6,234
Other	159	551

Total accrued expenses and other current liabilities	$43,952	$42,699

(a)	Represents accrued interest on the Senior Secured Notes. Interest is paid semi-annually on March 1 and September 1 of each year.

(b)	The accrual for merger transaction costs consists of the following:

		Lease
	Severance	Terminations	Other	Total

Balance at December 31, 2007	$1,388	$632	$70	$2,090
Additions	102	—	—	102
Payments	(604)	(499)	(70)	(1,173)
Adjustments	(386)	—	—	(386)

Balance at December 31, 2008	$500	$133	$—	$633

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

9.	Obligations Under Capital and Operating Leases

Capital Leases

In March 2006, the Company entered into a capital lease facility, as amended in October 2006, with a third party that allows the Company to finance the acquisition of up to $12,500, or as otherwise limited by our indenture (see Note 10), of network related equipment through December 31, 2008. The Company is obligated to repay the borrowings in thirteen quarterly installments. At the end of the final installment period, the Company has the option of renewing, returning or purchasing the equipment at a mutually agreed fair value which is not to exceed 18% of original equipment cost. The company had borrowings of $8,768 outstanding on this facility at December 31, 2008.

The future minimum lease payments under all capital leases at December 31, 2008 are as follows:

2009	$5,637
2010	4,021
2011	1,811
2012	341

11,810
Less amounts representing interest	(2,456)

9,354
Less current portion	(4,142)

Capital lease obligations, net of current portion	$5,212

Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.

Operating Leases

The Company rents office space, switch locations and equipment under various operating leases. The future minimum lease payments under operating leases at December 31, 2008 are as follows:

2009	$11,296
2010	10,456
2011	6,455
2012	4,542
2013	2,968
Thereafter	8,835

Total minimum lease payments	$44,552

Future minimum lease payments are net of sublease rentals as follows:

2009	$587
2010	498
2011	109

Total sublease rentals	$1,194

Total rent expenses under these operating leases, including escalation charges for real estate taxes and other expenses, totaled $7,703, $11,979 and $11,324 for the years ended December 31, 2006, 2007 and 2008, respectively. The Company’s sublease rental income was $284, $706 and $566 for the years ended December 31, 2006,

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

2007 and 2008, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.

10.	Debt

Senior Secured Notes

On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, we completed an additional offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The remaining unamortized bond premium of $3,924 at December 31, 2008 is included in long term debt. For the year ended December 31, 2007 and 2008, bond premium amortization amounted to $435 and $816 respectively.

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

The Indenture contains covenants limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2008.

Revolving $25,000 Senior Credit Facility

On August 23, 2006, the Company entered into a five year, revolving $25,000 Senior Credit Facility (“Revolving Credit Facility”). Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The borrowing base eligibility calculation exceeds the amount required to draw on the entire Revolving Credit Facility; therefore the remaining availability under the Revolving Credit Facility and the letter of credit sublimit are fully available for borrowing. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. In connection with the acquisition of Lightwave, the Company borrowed $10,000 from the Revolving Credit Facility during September 2008 and due to continuing uncertainty in the credit markets, the Company borrowed an additional $13,500 million from the Revolving Credit Facility during October 2008.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The Revolving Credit Facility also has a sublimit of $15,000 for the issuance of letters of credit. On the consummation of the ATX acquisition in August 2006, $7,802 of letters of credit were issued in lieu of vendor security deposits. Such letters of credit were returned in March 2007. During 2008, $80 of letters of credit were issued to regulatory bodies, all of which are outstanding against this facility at December 31, 2008.

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

Senior Credit Facility

Under the then existing senior credit facility, the Company was required to pay interest in arrears, with varying interest rates on amounts of indebtedness. The senior credit facility contained financial and non-financial covenants. On August 23, 2006, upon the completion of the Company’s offering of the Senior Secured Notes, the Company repaid in full the then outstanding balance of $79,000 on the senior credit facility.

Senior Subordinated Debt

In connection with the 2005 Merger, the Company entered into a note purchase agreement with MCG and the other existing equity holders whereby the Company issued senior unsecured subordinated notes (“Subordinated Debt”) due 2009. In June 2005 and July 2006, the Company issued additional subordinated notes to those equity holders on terms identical to the existing senior subordinated debt. In general, the terms of the senior subordinated debt include an interest rate of 12% until December 31, 2008. In August 2006, in connection with the issuance of the Senior Secured Notes, the Company extinguished all outstanding Subordinated Debt, plus accrued interest. The Company converted $73,764 into common stock and series A-1 and B-1 preferred stock, and repaid the remaining balance of $972. The Company paid a conversion fee to all debt holders who converted to equity. This fee amounted to $1,531 and was recorded in interest expense.

11.	Shareholders’ Equity (Deficiency)

Equity

In July 2006, in anticipation of the acquisition of ATX and the refinancing of the existing senior unsecured subordinated notes, the Company authorized two new series of preferred stock, Series A-1 Preferred Stock, and Series B-1 Preferred Stock. At the refinancing, holders of the senior unsecured subordinated notes were offered the option to convert their existing notes into shares of either Series A-1 Preferred Stock and Class A Common Stock or Series B-1 Preferred Stock and Class A Common Stock at a conversion price per preferred share of $516.35. Each converting note holder also received a number of shares of Class A Common Stock equal to twenty-five times the number of shares of preferred stock purchased. The two series of preferred stock are pari passu with the existing Series A and Series B of preferred stock.

As of December 31, 2008, there were 87,254 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is non redeemable, but carries a liquidation preference of $1,597.96 per share, with an

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

aggregate liquidation preference of the Series A Preferred Stock of $139.4 million as of December 31, 2008. The liquidation preference increases at an annual rate of 12%, compounded quarterly. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying initial public offering (“IPO”) event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A Preferred Stock votes together with the Series A-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A Preferred Share on all matters requiring a vote of all shareholders.

As of December 31, 2008, there were 100,702 shares of Series A-1 Preferred Stock outstanding. Each Share of Series A-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series A Preferred Stock of $1,597.96 per share, with an aggregate liquidation preference of the Series A-1 Preferred Stock of $160.9 million as of December 31, 2008. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A-1 Preferred Stock votes together with the Series A Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A-1 Preferred Share on all matters requiring a vote of all shareholders.

As of December 31, 2008, there were 91,202 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is non redeemable, but carries a liquidation preference of $1,597.96 per share with an aggregate liquidation preference of the Series B Preferred Stock of $145.7 million as of December 31, 2008. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B Preferred Stock votes together with the Series B-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B Preferred Share on all matters requiring a vote of all shareholders.

As of December 31, 2008, there were 64,986 shares of Series B-1 Preferred Stock outstanding. Each Share of Series B-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series B Preferred Stock of $1,597.96 per share with an aggregate liquidation preference of the Series B-1 Preferred Stock of $103.8 million as of December 31, 2008. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B-1 Preferred Stock votes together with the Series B Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B-1 Preferred Share on all matters requiring a vote of all shareholders.

As of December 31, 2008, there were 14,402 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is non redeemable, but carries a liquidation preference equal to the Series A Preferred Share liquidation preference less $516.35 or $1,081.61 per share as of December 31, 2008. At December 31, 2008, the aggregate liquidation preference of the Series C Preferred Stock is $15.6 million. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series C Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series C Preferred Stock is non voting.

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

As of December 31, 2008, there were 9,342,880 shares of Series A common stock outstanding. During 2006, 1,307,770 shares of common stock held by the Company’s previous senior lenders were repurchased for nominal consideration, which approximated fair value, after the repayment of the Company’s senior credit facility. The Series A common stock is entitled to 1 vote per share on all matters requiring a vote of all shareholders.

As of December 31, 2008, there were 360,050 shares of Series B common stock outstanding. Upon a qualifying IPO event, each share of Series B common stock is automatically converted into one share of Series A common stock.

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

As of December 31, 2008, stock options to acquire 136 shares of Series B Preferred Stock and 3,445 shares of Common Stock are outstanding under the Company’s 1997 and 2000 Stock Option Plans. The Company is no longer authorized to issue any additional awards under the Company’s 1997 and 2000 Stock Option Plans.

As of December 31, 2008, a warrant to acquire 46 shares of Series B Preferred Stock and 1,151 shares of Class A common stock is outstanding.

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

The following table summarizes the Company’s restricted stock award activity:

				Weighted-Average
	Series A and B	Series C	Series A and B	Grant Date Fair
	Preferred	Preferred	Common	Value

Outstanding December 31, 2005	2,650	—	66,250	$502.43
Grants	—	—	—	—
Forfeit/Cancel/Repurchase	—	—	—	—

Outstanding December 31, 2006	2,650	—	66,250	502.43
Grants	—	14,402	360,050	137.50
Forfeit/Cancel/Repurchase	(2,650)	—	(66,250)	502.43

Outstanding December 31, 2007	—	14,402	360,050	137.50
Grants	—	—	—	—
Forfeit/Cancel/Repurchase	—	—	—	—

Outstanding December 31, 2008	—	14,402	360,050	$137.50

Total compensation expense, which is included in selling, general & administrative expense, for restricted stock awards for the year ended December 31, 2006 was $754. Total compensation expense for the new restricted stock awards and the unvested portion of the modified awards for the year ended December 31, 2007 and 2008 was $2,173 and $84 respectively. At December 31, 2008 the total compensation cost related to unvested awards not yet recognized is $39 and is expected to be recognized over a period of approximately one year.

Stock Options

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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes the Company’s stock option activity:

	Series C	Average
	Preferred	Exercise Price

Outstanding December 31, 2005	—	$—
Grants	—	—
Forfeit/Cancel/Repurchase	—	—

Outstanding December 31, 2006	—	—
Grants	21,599	137.50
Forfeit/Cancel/Repurchase	(699)	137.50

Outstanding December 31, 2007	20,900	137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(696)	137.50

Outstanding December 31, 2008	20,204	$137.50

Total compensation expense for stock options for the years ended December 31, 2007 and 2008 was $378 and $209, respectively. There was no corresponding expense for the year ended December 31, 2006. As of December 31, 2008 options to acquire 8,413 of the 20,204 Series C units are vested, but none of the options are currently exercisable. The remaining contractual term of the outstanding options is approximately one year. At December 31, 2008, the total compensation cost related to unvested awards not yet recognized is $259 and is expected to be recognized over a period of approximately one year.

13.	Income Taxes

The components of the provision for income taxes for the years ended December 31, 2006, 2007, and 2008 consist of the following:

	Years Ended December 31,
	2006	2007	2008

Current:
Federal	$—	$(293)	$(25)
State	262	164	151
Deferred	—	855	930

	$262	$726	$1,056

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2006, 2007 and 2008:

	Years Ended December 31,
	2006	2007	2008

Statutory federal income tax rate	34.0%	35.0%	35.0%
State and local income tax, net of federal tax benefits	0.4%	0.2%	0.4%
Permanent items	0.0%	0.3%	3.3%
Valuation allowance	(34.4)%	(35.5)%	(38.3)%

Effective income tax rate	0.0%	0.0%	0.4%

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2007 and 2008:

	December 31,
	2007	2008

Deferred tax assets:
Current
Accounts receivable	$3,856	$4,565
Deferred revenue	3,882	4,577
Other	2,153	789

Total deferred tax assets-current	9,891	9,931

Noncurrent
Net operating loss carry forwards	49,342	52,157
Customer lists	3,625	5,008
Trademark	1,403	1,607
Other	2,218	990

Total deferred tax assets-noncurrent	56,588	59,762

Total deferred tax assets	$66,479	$69,693

Deferred tax liabilities:
Noncurrent
Customer Lists	23,713	11,098
Trademark	1,297	670
Goodwill	1,141	2,071
Accelerated Depreciation	13,389	13,282

Total deferred tax liabilities-noncurrent	39,540	27,121

Net deferred tax assets — current:
Deferred tax assets-current	$9,891	$9,931
Valuation allowance	(9,891)	(9,931)

Net current deferred tax assets	$—	$—

Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$56,588	$59,762
Deferred tax liabilities-noncurrent	(39,540)	(27,121)
Valuation allowance	(18,189)	(34,712)

Net noncurrent deferred tax liabilities	$(1,141)	$(2,071)

The Company completed a study in 2006 and in 2007 of its available net operating loss carryforwards (“NOLs”) resulting from the 2005 Merger and the InfoHighway merger. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At December 31, 2008, the Company had net operating loss carryforwards available totaling $136,357, which expire through 2028. The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2007 and 2008 because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

In July 2007, the Company reached a settlement with the Internal Revenue Service related to an audit of Bridgecom Holdings, Inc. for fiscal years 2002 through 2004 that resulted in an adjustment to its existing net operating loss carryforwards of approximately $2,900. Additionally, the Company received a refund of $300 which was recorded as a benefit to income tax expense. The Company also reversed liabilities of $293 which had been previously recorded in accordance with FIN 48 (see below). The Company currently has no federal tax examinations in progress.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company adopted FIN 48 effective January 1, 2007 and recorded a cumulative effect adjustment of $287 to opening retained earnings of which $18 was interest and penalties. In addition, the Company reduced $1,751 of a deferred tax asset and its associated valuation allowance. Prior to the adoption of FIN 48, such expenses would have been recorded as interest expense. The Company’s December 31, 2008 balance sheet includes no liability for unrecognized income tax benefits principally due to the settlement with the Internal Revenue Service as noted above.

14.	Employee Savings and Retirement Plan

During 2007, the Company had three active contributory defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Code”) covering all qualified employees. Two of these plans, which historically covered the employees of ATX and InfoHighway, have been terminated effective December 31, 2007. Assets of the participants covered under these plans were transferred into the Company’s remaining plan. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the year ended December 31, 2006 and 2007, the Company made contributions of approximately $32 and $144, respectively, to these plans. For the year ended December 31, 2008, the company did not make any contributions to the plan.

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

The Company’s financial instruments include cash and cash equivalents, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchange rates. The carrying amount of the Company’s cash and cash equivalents, trade accounts receivable and accounts payable reported in the consolidated balance sheet as of December 31, 2008 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $23,533, which is based on publicly quoted market prices as of December 31, 2008,

The fair value of our 11 3/8% senior secured notes due 2012 at December 31, 2008, was approximately $207.0 million, which was based on the closing price of the notes at that date.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

16.	Commitments and Contingencies

The Company has employment agreements with certain key executives at December 31, 2008. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation for a period of up to 12 months after termination.

The Company has standby letters of credit outstanding of $1,565 which are fully collateralized by either domestic certificates of deposit or the letter of credit subfacility under the Company’s revolving credit facility.

The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2008 was approximately $17.0 million, of which 29% is with Verizon and 71% is with other carriers. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accounts payable and accrued expenses and other current liabilities at December 31, 2008. It is possible that actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.

In December 2008, the Company finalized a settlement with the local exchange carrier operating subsidiaries of our major telecommunications supplier, which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. Additionally, the settlement included a comprehensive mutual release between the parties effective as of that date.

In February 2007, the Company finalized a settlement with its major telecommunications supplier and paid $15.2 million to extinguish approximately $39.0 million of outstanding disputes. In connection with the settlement, in 2006 the Company recorded a reduction in costs of revenues of approximately $5.0 million.

The Company has entered into commercial agreements with vendors under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. For the years ended December 31, 2006, 2007 and 2008, the Company met the minimum purchase obligations during each year. The agreements, which expire in 2010 and 2011 require certain minimum purchase obligations and contain fixed but escalating pricing over their term. The future obligations under these agreements as of December 31, 2008 are as follows:

2009	$26,224
2010	24,935
2011	23,449

Total future obligations	$74,608

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

The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2006, 2007 and 2008 (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2007	2008

Loss available to common shareholders (Numerator):
Net loss	$(41,513)	$(65,489)	$(42,866)
Dividends on preferred stock	(32,996)	(55,031)	(63,890)
Modification of preferred stock	—	(95,622)	—

Loss available to common shareholders	$(74,509)	$(216,142)	$(106,756)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	7,396,610	9,131,327	9,342,880
Class B common stock	—	227,805	333,036

Weighted average common shares outstanding — basic and diluted	7,396,610	9,359,132	9,675,916

Loss available per common share — basic and diluted	$(10.07)	$(23.09)	$(11.03)

For the years ended December 31, 2006, 2007 and 2008, the Company had outstanding options, warrants, restricted stock units and preferred stock as disclosed in Notes 11 and 12, which were convertible into or exercisable for common shares that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.

Dividends accumulate on the Company’s Series A, A1, B and B1 Preferred Stock. Per SFAS No. 128, Earnings Per Share, loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. Dividends accumulated but undeclared for the years ended December 31, 2006, 2007 and 2008 were $33.0 million, $55.0 million and $63.9 million respectively.

In February 2007, the Company added a provision to the Series A, A-1, B and B-1 Preferred Stock providing for an Absolute Liquidation Preference (“ALP”). The ALP concept was added to the Company’s Charter in anticipation of a management incentive plan implemented by the Company in March 2007, under which management would receive options and restricted stock awards of Series C Preferred Stock. Before adding an ALP concept, the Series A, A-1, B and B-1 Preferred Stock shared pro rata in any distributions made by the Company up to their stated value of $1,000 plus accrued dividends. The ALP ensured that before any distribution is provided to any other stockholders, such as the Series C Preferred Stockholders, the Series A, A-1, B and B-1 Preferred Stockholders will receive $516.35 per share and then all series of preferred stock, including the Series C Preferred Stock will share pro rata.

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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

18.	Unaudited Quarterly Results of Operations

The following is the unaudited quarterly results of operations for the years ended December 31, 2007 and 2008. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation on the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	2008
	Three Months Ended
	March 31,	June 30,	September 30	December 31,

Revenues	$123,543	$128,313	$125,535	$123,345
Cost of revenues (exclusive of depreciation and amortization)	$66,021	$65,427	$65,026	$61,409
Income (loss) from operations	$(3,981)	$1,196	$800	$(1,005)
Net loss	$(13,581)	$(9,030)	$(9,173)	$(11,082)
Dividends on preferred stock	(15,352)	(15,730)	(16,202)	(16,688)

Loss available to common shareholders	$(28,933)	$(24,760)	$(25,375)	$(27,770)

Loss available per common share — basic and diluted(1)	$(2.99)	$(2.56)	$(2.62)	$(2.87)

Weighted average common shares outstanding — basic and diluted	9,667,680	9,676,996	9,679,455	9,679,455

	2007
	Three Months Ended
	March 31,	June 30,(2)	September 30	December 31,(3)

Revenues	$95,821	$106,524	$123,652	$125,162
Cost of revenues (exclusive of depreciation and amortization)	$49,547	$53,699	$64,890	$66,030
Loss from operations	$(8,055)	$(6,655)	$(6,115)	$(11,277)
Net loss	$(15,252)	$(15,354)	$(14,990)	$(19,892)
Dividends on preferred stock	(12,309)	(13,346)	(14,471)	(14,905)
Modification of preferred stock	(95,622)	—	—	—

Loss available to common shareholders	$(123,183)	$(28,700)	$(29,461)	$(34,797)

Loss available per common share — basic and diluted(1)	$(13.92)	$(3.11)	$(3.05)	$(3.60)

Weighted average common shares outstanding — basic and diluted	8,848,454	9,240,321	9,667,680	9,667,680

(1)	The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2)	The Company acquired InfoHighway on May 31, 2007. Accordingly, the Company’s results of operations include the operations of InfoHighway from June 1, 2007.

(3)	We recognized an impairment charge due to the rebranding of ATX.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008. As defined in SEC Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

1. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and the dispositions of assets of the Company;

2. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and Board of Directors; and

3. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation and presentation and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

During our fourth fiscal quarter of 2008, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our board of directors is currently comprised of the following ten members: Steven F. Tunney, as Chairman of the Board; Samuel F. Rubenstein; John S. Patton, Jr.; B. Hagen Saville; David C. Ruberg; Robert Manning; Peter J. Barris; and Raul Martynek; Richard W. Roedel; and Michael K. Robinson.

Mr. Tunney, Mr. Rubenstein, Mr. Patton and Mr. Saville were appointed by MCG, Mr. Ruberg and Mr. Manning were appointed by Baker, Mr. Barris was appointed by NEA and Mr. Martynek was appointed by InfoHighway’s legacy shareholders.

Set forth below are the names and positions of our executive officers and directors as of December 31, 2008.

Name	Position

Michael K. Robinson	Chief Executive Officer, President and Director
Brian P. Crotty	Chief Operating Officer
Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary
Charles C. Hunter	Executive Vice President, General Counsel and Secretary
Kenneth A. Shulman	Chief Technology Officer and Chief Information Officer
Terrence J. Anderson	Executive Vice President — Corporate Development and Assistant Treasurer
Steven F. Tunney	Chairman of the Board
Richard W. Roedel	Director and Chairman of the Audit Committee
Samuel G. Rubenstein	Director
John S. Patton, Jr.	Director
B. Hagen Saville	Director
David C. Ruberg	Director
Robert Manning	Director
Peter J. Barris	Director
Raul Martynek	Director

All directors have served on our board of directors since at least the time of the Bridgecom merger in January 2005 except Mr. Saville, who joined subsequent to that event to replace another director designated by MCG who had resigned from the board, Mr. Martynek, who was appointed to our board of directors following his nomination from the former InfoHighway stockholders pursuant to our amended and restated shareholders agreement, and Mr. Roedel and Mr. Robinson who were appointed to our board on January 8, 2009. All directors are elected to serve until their successors are elected and qualified, until such director’s death, or until such director shall have resigned or shall have been removed. Likewise all executive officers are appointed to serve until their successors are appointed and qualified, until such officer’s death, or until such officer shall have resigned or shall have been removed.

Biographies of Executive Officers

Michael K. Robinson, Chief Executive Office, President and Director (52).  Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Mr. Robinson was appointed to our board of directors on January 8, 2009. Prior to March 2005, Mr. Robinson had been with US LEC Corp., a publicly traded competitive communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson participates in various industry associations. Mr. Robinson holds a masters degree in business administration from Wake Forest University.

Brian P. Crotty, Chief Operating Officer (38).  Mr. Crotty, Chief Operating Officer, has over 15 years of senior management experience in the telecom industry. In his role with Broadview, he is responsible for all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s Chief Operating Officer prior to its merger with Broadview. Prior to joining Bridgecom in 2000, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd., through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first competitive local exchange carriers in the state of Wisconsin. In addition, Mr. Crotty has also served in a managerial position with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.

Corey Rinker, Chief Financial Officer, Treasurer and Assistant Secretary (50).  Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker also possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Secretary and Treasurer of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.

Charles C. Hunter, Executive Vice President, General Counsel and Secretary (56).  Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 25-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly two decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.

Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (55).  Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services. As

Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and customer relationship management systems, software and IT infrastructure. Mr. Shulman has over 30 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.S. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on advisory boards of Baker Capital, Vonair and T3 Communications.

Terrence J. Anderson, Executive Vice President — Corporate Development and Assistant Treasurer (42).  Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.

Biographies of Directors

Steven F. Tunney, Sr. (48).  Mr. Tunney has served as the President of MCG since May 2001 and as its Chief Executive Officer since 2006. Prior to that, he served as MCG’s Chief Operating Officer from 1998 to 2006, its Chief Financial Officer and Secretary from 1998 to 2000 and its Treasurer from 1998 to 2002. Mr. Tunney also serves on MCG’s board of directors, as well as the Investment and Enterprise Risk Committees, and, from 2001 to 2007, on its Valuation Committee. Prior to co-founding MCG, Mr. Tunney was a Vice President at First Union Corp. and Signet Banking Corp. From 1989 to 1995, Mr. Tunney was the Chief Financial Officer of Cambridge Information Group, Inc. From 1986 to 1989, Mr. Tunney was the Financial Manager of Legent Corporation, an international software development firm. From 1982 to 1986, Mr. Tunney was an auditor with PricewaterhouseCoopers. Mr. Tunney earned a B.S. in Business Administration from Towson State University in 1982 and is a certified public accountant. He also serves on the board of directors of Jet Plastica Investors, LLC, JetBroadband Holdings, LLC, MCG Capital Corporation, National Product Services, Inc., Radiopharmacy Investors, LLC, Solutions Capital G.P., LLC and Superior Industries Investors, LLC.

Richard W. Roedel (59).  Mr. Roedel spent much of his career with BDO Seidman LLP, an international accounting and consulting firm, where he ultimately served as Chairman and Chief Executive Officer. Mr Roedel currently serves as director of Brightpoint, Inc., IHS Inc., Sealy Corporation, Lorillard, Inc. and Luna Innovations Incorporated. Mr Roedel is chairman of the audit committees of Brightpoint, Sealy, Lorillard, Inc. and Luna Innovations Incorporated. Mr Roedel is also a board member of the Association of Audit Committee Members, Inc., a not-for-profit organization dedicated to strengthening audit committees. Mr. Roedel was on the board and chairman of the audit committee of Dade Behring Holdings, Inc. from October 2002 until November 2007 when Dade was acquired by Siemens AG. Mr. Roedel served in various capacities at Take-Two Interactive Software, Inc. from 2002 until 2005, including Chairman and Chief Executive Officer. From 1971 through 2000, he was employed by BDO Seidman LLP, becoming an audit partner in 1980, later being promoted in 1990 to Managing Partner in Chicago and then Managing Partner in New York in 1994 and finally in 1999 to Chairman and Chief Executive Officer. Mr Roedel is a graduate of The Ohio State University and a C.P.A.

Samuel G. Rubenstein (47).  Mr. Rubenstein has served as an executive vice president and the general counsel of MCG since 2000 and served as the corporate secretary of MCG from 2000 to 2007. Mr. Rubenstein is responsible for the corporate and legal affairs of MCG, including corporate governance matters. Prior to joining MCG, Mr. Rubenstein was partner in the Washington, D.C. office of Bryan Cave LLP, where his practice focused primarily on commercial and corporate finance transactions. He began his career practicing law as an attorney in the Washington, D.C. office of the law firm of Pepper Hamilton, LLP. Mr. Rubenstein received his J.D. from the George

Washington University National Law Center and his B.B.A. from the University of Texas at Austin. He also serves on the board of directors of Cleartel Communications, Inc., Coastal Sunbelt, LLC, GMC Television Broadcasting Holdings, Inc., Jet Plastica Investors, LLC, Jet Broadband Holdings, LLC, LMS Intellibound Investors, LLC, National Product Services, Inc., RadioPharmacy Investors, LLC, Solutions Capital G.P., LLC, Superior Industries Investors, LLC, TNR Entertainment Corp., and Total Sleep Holdings, Inc.

B. Hagen Saville (47).  Mr. Saville is Executive Vice President and co-founder of MCG and a member of its Board of Directors. He is responsible for MCG’s business development activities and management of portfolio investments and sits on the firm’s Investment committee. Mr. Saville has been employed by MCG and its predecessors since January, 1994. Earlier in his career, Mr. Saville was employed in commercial and investment banking. Mr. Saville also serves on the board of directors of Coastal Sunbelt, LLC, Jet Plastica Industries, Inc., National Product Services, Inc., Radiopharmacy Investors, LLC, Solutions Capital G.P., LLC, Superior Industries Investors, LLC, TNR Entertainment Corp., and Total Sleep Holdings, Inc.

John S. Patton, Jr. (50).  Mr. Patton is a managing director and vice president of MCG. He is responsible for investment decisions and relationship management in MCG’s telecommunications practice, which focuses on competitive local exchange, long distance, data, Internet, wireless and communications support, including tower ownership and management. Using MCG’s flexible approach to funding and structuring capital, Mr. Patton has managed transactions that have allowed his customers to expand their product lines and distribution channels and make the necessary capital investments in provisioning capacity to support growth. Prior to joining MCG, Mr. Patton was a Vice President at First Union Corp. and Signet Banking Corp. He also serves on the board of directors of Cleartel Communications, Inc.

Peter J. Barris (55).  Mr. Barris is the managing general partner of NEA. He has been with NEA since 1992, and he serves as the general partner of New Enterprise Associates VII, L.P., New Enterprise Associates 9, L.P., New Enterprise Associates 10, L.P. and NEA Presidents Fund. Mr. Barris specializes in information technology companies. His current board memberships include Boingo Wireless Inc., eCommerce Industries Inc., eZiba Inc., Hillcrest Communications Inc., Mainstream Data Inc., Megisto Systems Inc. and Neutral Tandem Inc. He also serves on the board of directors of the Mid-Atlantic Venture Association Inc., the National Venture Capital Association Inc. and Venture Philanthropy Partners. His prior board memberships include UUNET Technologies Inc. (sold to MCI), AMISYS (acquired by HBO), CareerBuilder (acquired by Knight Ridder/Tribune Co.), Mobius Management Systems Inc., SALIX Technologies (acquired by Tellabs) and Tripod Inc. (acquired by Lycos, Inc.). Mr. Barris is a member of the Board of Trustees of Northwestern University, the Board of Overseers of the Tuck School at Dartmouth College and the Board of Advisors of the Tuck’s Center for Private Equity and Entrepreneurship at Dartmouth. Before joining NEA, Mr. Barris was President and Chief Operating Officer at Legent Corporation and Senior Vice President and General Manager of the Systems Software Division at UCCEL Corp. He also held various management positions between 1977 and 1985 at General Electric Company, including Vice President and General Manager at GE Information Services. He received a Masters in Business Administration from Dartmouth College and a Bachelor of Science in Electrical Engineering from Northwestern University.

David C. Ruberg (62).  Mr. Ruberg is the CEO of InterXion, NV, a privately held European carrier neutral collocation data center provider. Prior to joining InterXion, Mr. Ruberg was a General Partner of Baker Capital. He joined Baker in 2001 as the Chief Executive Officer in residence and became a General Partner in 2003. Prior to joining Baker, Mr. Ruberg was the Chief Executive Officer of Intermedia Communications Inc., a publicly traded competitive communications services provider, as well as Chairman of its majority-owned subsidiary, Digex, Inc, a web hosting company. Prior to Intermedia Communications, Inc., he was general manager of Data General Corporation’s PC and Systems Integration Division and also led the company’s Wide Area Network Products Division. Before Data General Corp., Mr. Ruberg ran design and development software organizations for database and data communications companies. He began his career as a scientist at AT&T Bell Labs, specializing in the development of compilers, operating systems, and communications systems. Mr. Ruberg serves on the boards of Adaptix Inc. and QSC AG. Mr. Ruberg holds a Bachelor’s Degree from Middlebury College and received his Masters in Computer and Communication Sciences from the University of Michigan.

Robert Manning (49).  Mr. Manning is a manager of the general partner of Baker Capital. Prior to joining Baker Capital in 2002, Mr. Manning was CFO of Intermedia Communications, Inc., an integrated communications services provider, and a director of its majority-owned subsidiary, Digex, Inc., a provider of complex, managed, web hosting services. Prior to Intermedia, he was an investment banker to the cable television and communications industries for nine years acting as both agent and principal. Mr. Manning left investment banking in 1991 to become one of the founding executives of DMX, Inc., a digital audio cable network that was sold to Liberty Media in 1996. Mr. Manning serves on the board of directors of Adaptix Inc. (Chairman), InterXion, N.V., DigiTV Plus Inc. and Wine.com (Chairman). Mr. Manning also serves on the Board of Trustees of the Maritime Aquarium in Norwalk, Connecticut. Mr. Manning is a graduate of Williams College.

Raul Martynek (43).  Mr. Martynek currently serves as a Senior Advisor to Plainfield Asset Management, a $5B hedge fund located in Greenwich, CT. Mr. Martynek advises Plainfield on investments opportunities in the telecommunications sector and also works with portfolio companies on strategic and tactical initiatives. Prior to joining Plainfield, Mr. Martynek was Director, President & CEO of InfoHighway Communications, a CLEC with $120M in annual revenue operating in the Northeastern United States. InfoHighway was acquired by Broadview Networks, a Ryebrook, NY based CLEC, in May of 2007. Mr. Martynek was elected CEO in 2003 with a mandate to achieve profitability following the meltdown in the telecom sector. He guided the company to net income profitability within 12 months. Prior to being CEO, Mr. Martynek was Chief Operating Officer of a predecessor company, Eureka Networks from 1998 to 2003. Eureka Networks acquired InfoHighway in August 2005. As COO, he developed and executed on detailed integration and financial synergy plans for the consolidation of six companies acquired between 2000 and 2003. From 1995 to 1998, Mr. Martynek was the Executive Vice President of GGN, a non-facilities based carrier than merged with Eureka Networks in 2000. Mr. Martynek holds a BA in Political Science from SUNY-Binghamton and received a Master in International Finance from Columbia University School of International and Public Affairs in 1992.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that is applicable to our principal executive officer and principal financial and accounting officer, as well as all our other employees. A copy of the code of business conduct and ethics may be found on our website at www.broadviewnet.com. Our website is not incorporated by reference into this report. At any time that the code of ethics is not available on our website, we will provide a copy upon written request made to Office of the Chief Financial Officer, Broadview Networks Holdings, Inc., 800 Westchester Avenue, Rye Brook, NY 10573. We caution you that any information that is included in our website is not part of this report. If we amend the code of ethics, or grant any waiver from a provision of the code of ethics that applies to our executive officers or directors, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.broadviewnet.com or by filing a Form 8-K with the SEC.

Board of Directors and Committees of the Board of Directors

Pursuant to our certificate of incorporation, our board of directors must be comprised of between one and eleven members. We currently have ten members on our board of directors. Pursuant to our charter and our amended and restated shareholders agreement, currently four directors have been designated by MCG, two directors have been designated by Baker and one director has been designated by NEA. For more information, see above and the section entitled “Certain Relationships and Related Transactions, and Director Independence”.

At this time, we have not formed any committees of the board of directors other than our audit committee, as discussed below. Instead, our board of directors acts as a group to perform the functions of a compensation committee and from time to time, our board appoints ad hoc committees. In 2007, the board of directors appointed an ad hoc compensation committee, comprising of Steven F. Tunney and David C. Ruberg, for the purposes of reviewing the documentation, construction and administration of the MIP pursuant to which our named executive officers (and other members of our management team) may be granted equity.

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

In March 2009, we formed an audit committee of the board of directors consisting of Richard W. Roedel, Steven F. Tunney, Jr. and Raul Martynek. Prior to this time, our board of directors acted as a group to perform the functions of an audit committee and reviewed the work products of our independent auditors and were involved in the process of confirming that our auditors were independent. Our board of directors determined that its members demonstrated the capability of analyzing and evaluating our financial statements.

Our audit committee will appoint, determine the compensation for and supervise our independent auditors, review our internal accounting procedures, systems of internal controls and financial statements, review and approve the services provided by our internal and independent auditors, including the results and scope of their audit, and resolve disagreements between management and our independent auditors. Richard W. Roedel is the chairman of the committee and is designated as the “audit committee financial expert” as that term is defined in the rules and regulations promulgated under the Exchange Act.

Our audit committee has adopted a charter to govern its membership and function. A copy of the audit committee charter may be found on our website at www.broadviewnet.com.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee or the board of directors (or other committee serving an equivalent function or, in the absence of any such committee, the entire board of directors) of any other entity whose executive officers serve as a director of our Company.

No officer or employee of the Company, or former officer of the Company, has participated in deliberations of our board of directors concerning executive compensation in the year ended December 31, 2008.

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

The Board of Directors

Steven F. Tunney — Chairman of the Board
Richard W. Roedel — Chairman of Audit Committee
Samuel G. Rubenstein
John S. Patton, Jr.
B. Hagen Saville
David C. Ruberg
Robert Manning
Peter J. Barris
Raul Martynek
Michael K. Robinson

Item 11.	Executive Compensation

COMPENSATION DISCUSSION & ANALYSIS

Compensation decisions with respect to our named executive officers have primarily been based on the goal of recruiting, retaining and motivating individuals who can help us meet and exceed our strategic financial and operational goals. We evaluate the amount of total compensation paid to each of our named executive officers during any fiscal year and primarily consider the growth of the company, corporate financial and operating goals, individual performance and industry trends in setting individual compensation levels for our named executive officers. Our compensation programs have historically been weighted toward cash compensation, but we have also placed emphasis on equity-based compensation in order to better align the interests of our named executive officers with those of our stakeholders.

Determination of Compensation

Our board of directors is responsible for establishing and making decisions with respect to the compensation and benefit plans applicable to our named executive officers. Each year, our board reviews, modifies, and approves proposals prepared by our ad hoc compensation committee and our Chief Executive Officer to determine the adjustments, if any, that need to be made to each element of our named executive officers’ (other than our Chief Executive Officer’s) compensation, including base salary, annual bonus and long-term equity awards. Mr. Tunney and Mr. Ruberg continue to serve as our ad hoc compensation committee. Based upon recommendations from the Chief Executive Officer, the ad hoc committee reviews, modifies and makes final recommendations with respect to base salaries, annual bonuses and long-term equity awards for our named executive officers.

In determining the levels and mix of compensation, the Chief Executive Officer, the ad hoc compensation committee, and the board have generally not relied on formulaic guidelines, but rather sought to maintain a flexible compensation program which allowed the company to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to attain certain strategic and financial goals. In addition to any objective criteria, subjective factors considered in compensation determinations include an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. We also seek to reward our named executive officers for the successful completion or implementation of discrete projects, including projects relating to mergers and acquisitions, integration, strategic initiatives, and network deployment. Our general goal is to provide a total compensation package (irrespective of the individual components) that is competitive with our peer companies.

In 2007, we engaged the Radford Surveys & Consulting unit of Aon Consulting (Aon) to do a comprehensive study of the compensation program for our named executive officers and compare it against the compensation programs offered by our peer companies. The group which comprises our peer companies was determined by us in consultation with Aon based on factors such as services provided, size, EBITDA, and maturity of business. The following 15 companies were jointly identified by us and Aon as our peer companies.

•	Akamai Technologies Inc.

•	CBeyond Inc.

•	Covad Communications Group Inc.

•	Equinix Inc.

•	InfoSpace Inc.

•	Leap Wireless International Inc.

•	Limelight Networks Inc.

•	McLeod USA Inc.

•	MetroPCS Communications Inc.

•	Ntelos Holdings Corp.

•	Paetec Holding Corp.

•	Radiant Systems Inc.

•	Savvis, Inc.

•	Time Warner Telecom

•	XO Holdings

The results of the study were used by the board, the ad hoc compensation committee, and our Chief Executive Officer in determining the appropriate level of compensation for each of our named executive officers for our 2008 fiscal year. Certain companies used in the Aon study were acquired during 2008 and are no longer public reporting entities. Accordingly, our board plans on receiving an updated study for use in determining the appropriate level of compensation for each of our named executive officers for our 2009 fiscal year.

Components of Compensation

For 2008, the compensation provided to our named executive officers consisted of the same elements generally available to our non-executive employees, including base salary, annual bonus and other perquisites and benefits, each of which is described in more detail below. We believe that the mix of cash- and equity-based compensation over the long-term, as well as the ratio of fixed to performance-based compensation, provides us with an effective means to attract, motivate, and retain our named executive officers. Since equity grants were initiated under our Management Incentive Plan (MIP) in 2007, the Board did not make additional grants in 2008, as the majority of the 2007 grants had a 3-year vesting period. The Board will continue to review the potential for MIP grants periodically.

Although 2008 was a difficult year in the general business capital markets, our board determined that no significant changes to our compensation programs were required, as our business model of recurring revenue is more appropriately aligned with a longer term view of compensation.

Base Salary

The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, the company intends to be competitive with its peer companies and in the telecommunications sector generally. Base salary is reviewed periodically by our board, with our Chief Executive Officer and ad hoc compensation committee providing recommendations to the board for each named executive officer (other than the Chief Executive Officer). In determining base salary, the board considers individual performance during the prior year, the mix of fixed to overall compensation, and subjective considerations relating to individual contributions, including contributions to the successful completion of discrete projects, as discussed above under “Determination of Compensation.” As noted in the summary compensation table listed below, our board increased our named executive officers’ base salaries during 2008, based upon a number of factors including scope of responsibility, integration of ATX & InfoHighway, improvement of various operative metrics & individual performance. The operative metrics consisted primarily of EBITDA margin but also includes revenue, the percentage of our revenue that comes from customers that we serve on-net and free cash flow. The AON study was also used as part of the analysis.

Annual Bonuses

Annual bonuses are intended to compensate executives for achieving our annual financial and strategic goals, including overall company performance, growth, achievement of synergies from acquisitions, and exceptional individual performance during the year. The amount of the annual bonus earned by each of our named executive officers with respect to our 2008 fiscal year, if any, has not been determined by our board as of the date of this disclosure. We expect such determination, if any, to be made in the second quarter of 2009 and will disclose the payment basis of such bonuses on a Form 8-K promptly following the board’s determination. Based upon completion of the InfoHighway integration and improvement of various operating metrics, including EBITDA margin and revenue metrics, an accrual relating to bonuses to be paid company-wide of $1.5 million was included in the fourth quarter results.

401(k) Savings Plan

We maintain a tax-qualified employee savings and retirement plan covering all of our full-time employees, including our named executive officers. Under the 401(k) plan, employees may elect to reduce their current compensation up to the statutorily prescribed annual limit and have the amount of such reduction contributed to the plan. From time to time, we match contributions, up to certain pre-established limits, made by our employees. Our named executive officers participate in the 401(k) plan on the same basis as our other employees, except for rules that govern 401(k) plans with regard to highly compensated employees which may limit our named executive officers from achieving the maximum amount of contributions under the plan.

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

Severance Benefits

Certain of our named executive officers are entitled to receive severance benefits upon certain qualifying terminations of employment, pursuant to the provision of such executives’ employment agreements. These severance arrangements are primarily intended to retain our named executives, and do not apply upon a voluntary termination except for our Chief Executive Officer whose compensation arrangement includes provisions allowing for voluntary termination for good reason.

SUMMARY COMPENSATION TABLE

The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2008, 2007 and 2006 by our named executive officers (Chief Executive Officer, Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of
December 31, 2008, and whose total compensation exceeded $100,000 during that fiscal year).

				Stock	Option
			Bonus	Awards	Awards	All Other
Name and Principal Position	Year	Salary	(1)	(2)	(3)	Compensation	Total

Michael K. Robinson	2008	$436,264	$—	$31,402	$101,627	$120,446(4)	$689,739
President and Chief	2007	400,000	400,000	598,923	97,420	91,955	1,588,298
Executive Officer	2006	400,000	300,000	219,813	—	96,400	1,016,213
Corey Rinker	2008	268,242	—	12,284	14,528	—	295,054
Executive Vice President, Chief	2007	260,000	90,000	225,889	9,685	80,898	666,472
Financial Officer, Treasurer and	2006	260,000	75,000	129,703	—	—	464,703
Assistant Secretary
Brian P. Crotty	2008	328,736	—	28,354	40,337	—	397,427
Chief Operating Officer	2007	310,000	205,000	480,089	26,891	77,417	1,099,397
	2006	310,000	190,000	175,550	—	—	675,550
Charles C. Hunter	2008	265,000	—	11,129	14,528	—	290,657
Executive Vice President,	2007	250,000	100,000	198,164	9,685	—	557,849
General Counsel and Secretary	2006	250,000	75,000	83,954	—	—	408,954
Terrence J. Anderson	2008	265,000	—	15,362	31,459	—	311,821
Executive Vice President, Finance	2007	250,000	165,000	205,963	20,972	—	641,935
and Corporate Development	2006	250,000	150,000	—	—	—	400,000
Ken A. Shulman	2008	265,000	—	11,814	24,195	—	301,009
Executive Vice President, Chief	2007	250,000	125,000	161,012	16,130	—	552,142
Technology Officer and Chief	2006	250,000	100,000	—	—	—	350,000
Information Officer

(1)	In 2009, the ad hoc compensation committee of the board of directors approved a $1.5 million discretionary bonus pool that will be allocated among our named executive officers and other employees. This pool was established to reward these individuals for their efforts in connection with continued progress with respect to completion of the InfoHighway integration and improvement of various operating metrics. As of the date of this report, the portion of the pool that will be allocated to each of our named executive officers as their 2008 annual bonuses has not been determined. We expect such amounts to be determined in the second quarter of 2009 and will file a Form 8-K promptly after this information is determined.

(2)	Represents the gross compensation cost we recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). For additional information on the calculation of the net compensation expense including the valuation assumptions used, please refer to note 12 of our audited consolidated financial statements. We did not grant any new stock awards during 2008. The compensation expense reflected is for stock awards granted in previous years.

(3)	Represents the gross compensation cost we recognized for financial statement reporting purposes with respect to the applicable fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). For additional information on the calculation of the net compensation expense including the valuation assumptions used, please refer to note 12 of our audited consolidated financial statements. We did not grant any new option awards during 2008. The compensation expense reflected is for option awards granted in previous years.

(4)	Represents company paid travel expenses of $21,000 and lodging expenses of $42,000 incurred by Mr. Robinson during 2008, which were grossed up by $57,446 to make him whole for taxes he was required to pay.

Narrative Disclosure Relating to Summary Compensation Tables

Chief Executive Officer Employment Agreement

On February 10, 2005, we entered into an employment agreement with Mr. Robinson, pursuant to which he agreed to serve as our Chief Executive Officer for a three-year term with automatic one-year renewals. Mr. Robinson is entitled to a minimum base salary and is eligible to receive an annual bonus, as determined by our board, with a target bonus of between 30% and 100% of his annual base salary. If Mr. Robinson’s employment is terminated by us other than for cause, death or disability, by Mr. Robinson for good reason, or if we fail to extend the employment agreement, Mr. Robinson is entitled to (i) an amount equal to 100% of the sum of (a) his annual base salary and (b) the average of the annual cash performance bonus paid to Mr. Robinson over the previous three fiscal years, such amount to be paid in equal installments over 12 months, and (ii) immediate vesting of any unvested equity. Additionally, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross up payment to make him whole for any excise tax he is required to pay. As of the date of this report, we are working on a revised employment agreement with Mr. Robinson. We expect such employment agreement to be completed in the second quarter of 2009 and will file a Form 8-K promptly thereafter.

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

Messrs. Crotty, Rinker, Hunter and Shulman are barred from competing with us for a period of one year following any termination of employment. Mr. Anderson’s employment agreement contains a non-compete provision pursuant to which he cannot compete with us until the earlier of the date on which his severance payments cease or the date which is one year following the termination of his employment. Each employment agreement also contains non-solicit provisions which prohibit the executive from soliciting, among others, our officers and employees for a period of two years following the termination of his employment. The employment agreements also contain customary confidentiality provisions. As of the date of this report, we are working on revised employment agreements with Messrs. Rinker, Crotty, Hunter, Anderson and Shulman. We expect such employment agreements to be completed in the second quarter of 2009 and will file a Form 8-K promptly thereafter.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards(1)				Stock Awards(1)
	Number of Units	Number of Units			Number of	Market Value
	Underlying	Underlying			Units That	of Units That
	Unexercised	Unexercised			Have Not	Have Not
	Options	Options	Option	Option	Vested	Vested
Name	Vested	Unvested(2)	Exercise Price	Expiration Date	(2)	(3)

Michael K. Robinson	2,256	3,610	$137.50	3/30/2010	—	$—
Corey Rinker	258	516	137.50	3/30/2010	103	14,163
Brian P. Crotty	716	1,433	137.50	3/30/2010	287	39,463
Charles C. Hunter	258	516	137.50	3/30/2010	103	14,163
Terrence J. Anderson	559	1,117	137.50	3/30/2010	223	30,663
Ken A. Shulman	430	859	137.50	3/30/2010	172	23,650

(1)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes.

(2)	The unvested portion of the award will vest in equal annual installments at the end of March of 2009 and 2010.

(3)	The market value of the shares assumes a price of $137.50 per unit which represents the fair market value of a unit as of December 31, 2008. Determined in reliance on a valuation performed in April 2007, which was the last valuation performed by the Company.

OPTION EXERCISES AND STOCK VESTED AT FISCAL YEAR-END

The following table provides information for each named executive officer with respect to the shares of restricted stock which vested during 2008 and with respect to the stock option award exercises during 2008 including the number of shares acquired upon exercise and the resulting value realized from the exercise.

		Stock Awards
		Number of Units
	Class or Series	Acquired on	Value Realized
Name	of Stock	Vesting	on Vesting

Michael K. Robinson	—	—	$—
Corey Rinker	(1)	52	7,150
Brian P. Crotty	(1)	143	19,663
Charles C. Hunter	(1)	52	7,150
Terrence J. Anderson	(1)	112	15,400
Ken A. Shulman	(1)	86	11,825

(1)	Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes. The market value of the units acquired upon vesting is based on a unit price of $137.50 per unit. The amounts shown in the Value Realized on Vesting column is calculated by multiplying the number of units by the fair value of the underlying shares on the vesting date.

Potential Payments Upon Termination Or Change In Control

Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table, upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, in the case of our Chief Executive Officer only, without good reason prior to a change in control (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, and (iv) an involuntary termination following a change in control (“change in control termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2008, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. For purposes of the MIP, “change in control” means (i) the sale or disposition of the assets of the Company; or (ii) any person or group becomes the beneficial owner of more than 50% of the total voting power of the voting stock of the Company pursuant to a transaction where the “investors” (as defined in the MIP) cease to control the board.

			Equity Acceleration	Value of Tax
Name	Event	Cash Severance	(1)	Gross-Up	Total

Michael K. Robinson	Voluntary Termination	$—	$—	$—	$—
	Involuntary Termination	850,000	203,279	—	1,053,279
	Death or Disability	—	—	—	—
	Change in Control Termination	850,000	203,279	—	1,053,279
Corey Rinker	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	43,218	—	313,218
Brian P. Crotty	Voluntary Termination	—	—	—	—
	Involuntary Termination	335,000	—	—	335,000
	Death or Disability	—	—	—	—
	Change in Control Termination	335,000	120,155	—	455,155
Charles C. Hunter	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	43,218	—	313,218
Terrence J. Anderson	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	93,561	—	363,561
Ken A. Shulman	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	72,020	—	342,020

(1)	The calculation of the value of the equity acceleration is determined by calculating the number of units that would vest in connection with the applicable event (each unit representing 1 share of Series C preferred stock and 25 shares of Class B common stock) and multiplying it by $56.31 in the case of an option award or $137.50 in the case of a stock award, which represents the fair market value of a unit as of the date of grant in April 2007. For additional information on the calculation of the fair market value of stock award units or option award units, please refer to note 12 of our audited consolidation financial statements.

(2)	Pursuant to the terms of Mr. Robinson’s employment agreement, in the event that any payment under the agreements constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to cover the 20% excise tax which may be imposed on such payment pursuant to Section 4999 of the Internal Revenue Code (amount shown is estimate).

DIRECTOR COMPENSATION

During 2008, no compensation was paid to any of the Company’s directors, primarily due to their status as representatives of significant shareholders. In the event that new directors are elected to the Company’s board who are neither executives, nor significant shareholders, the Company may compensate such individual for their role on the board and board committees. It is anticipated that the compensation for such members of the board would be approved by the Company’s board that may be in place at that time. The Company’s directors are reimbursed for normal and customary expenses submitted in association with their participation at board meetings and committee meetings.

In connection with Mr. Roedel’s appointment as a director and chairman of the audit committee of the Board, Mr. Roedel will receive $80,000 in annual cash compensation and approximately $40,000 in annual equity compensation or its equivalent in cash as agreed to the board and Mr. Roedel.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and footnotes set forth, as of December 31, 2008, certain information regarding the beneficial ownership of our capital stock by:

•	each stockholder known by us to beneficially own more than 5% of each class of our outstanding stock;

•	each of our directors and executive officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the address for each shareholder listed is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite 501, Rye Brook, NY 10573. Except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated. For purposes of calculations in the following chart, as of December 31, 2008, there were 9,342,880 shares outstanding of Class A Common Stock, 336,575 shares outstanding of Class B Common Stock, 87,254 shares outstanding of Series A Preferred Stock, 100,702 shares outstanding of Series A-1 Preferred Stock, 91,202 shares outstanding of Series B Preferred Stock, 64,986 shares outstanding of Series B-1 Preferred Stock and 13,463 shares outstanding of Series C Preferred Stock. Beneficial ownership is determined in accordance with SEC rules and generally represents voting or investment power with respect to securities. Shares of common stock subject to issuance upon conversion of our preferred stock, exercise of options and warrants within 60 days of the date hereof are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Warrants issued in connection with the InfoHighway merger are not exercisable within 60 days of the date hereof.

			Class A				Class B
	Class A		Common Stock on an		Class B		Common Stock on an
	Common Stock		As-Converted Basis(1)		Common Stock		As-Converted Basis(1)
	Amount		Amount		Amount		Amount
	and	Percent of	and	Percent of	and	Percent of	and	Percent of
	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding
	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares
	Ownership	of Class	Ownership	of Class	Ownership	of Class	Ownership	of Class

Steven F. Tunney(2)	4,698,987	50.3%	10,705,898	69.7%			4,698,987	50.3%
B. Hagen Saville(2)	4,698,987	50.3%	10,705,898	69.7%			4,698,987	50.3%
Samuel G. Rubenstein(2)	4,698,987	50.3%	10,705,898	69.7%			4,698,987	50.3%
John S. Patton, Jr(2)	4,698,987	50.3%	10,705,898	69.7%			4,698,987	50.3%
Robert Manning(3)	1,508,506	16.1%	3,436,932	30.5%			1,508,506	16.1%
Peter J. Barris(4)	821,345	8.8%	1,871,326	18.0%			821,345	8.8%
Michael Robinson(5)					92,075	27.4%
Brian Crotty(6)					59,650	17.7%
Terrence J. Anderson(7)					51,750	15.4%
Kenneth A. Shulman(8)					32,225	9.6%
Corey Rinker(9)					24,625	7.3%
Charles Hunter(10)					22,875	6.8%
Directors and Executive Officers as a Group(11)	7,028,838	75.2%	16,014,156	87.4%	283,200	84.1%	7,028,838	75.2%
MCG(2)	4,698,987	50.3%	10,705,898	69.7%			4,698,987	50.3%
Baker(3)	1,508,506	16.1%	3,436,932	30.5%			1,508,506	16.1%
NEA(4)	821,345	8.8%	1,871,326	18.0%			821,345	8.8%
Com Ventures(12)	360,109	3.9%	820,460	8.4%			360,109	3.9%
WPG(13)	224,072	2.4%	510,519	5.3%			224,072	2.4%
Apollo(14)	165,965	1.8%	378,129	4.0%			165,965	1.8%
Trimaran(15)	128,985	1.4%	293,875	3.1%			128,985	1.4%

(1)	The calculation of Class A Common Stock on an As-Converted Basis includes all shares of Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock and Series B-1 Preferred Stock and warrants and options convertible or exercisable into Class A Common Stock within 60 days of December 31, 2008. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class A Common Stock upon a change of control or qualifying initial public offering.

The calculation of Class B Common Stock on an As-Converted Basis includes all shares of Series C Preferred Stock, warrants and options convertible or exercisable into Class B Common Stock within 60 days of December 31, 2008. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class B Common Stock upon a change of control or qualifying initial public offering.

(2)	MCG beneficially owns (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock and (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock. Each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton are officers of MCG Capital Corporation. By virtue of such relationship, each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton, may be deemed to beneficially own the shares listed as beneficially owned by MCG. Each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton disclaims beneficial ownership of such shares.

(3)	Baker beneficially owns (i) 38,119 shares of our Series B Preferred Stock, which represents 41.8% of the outstanding shares of our Series B Preferred Stock and (ii) 22,221 shares of our Series B-1 Preferred Stock, which represents 34.2% of the outstanding shares of our Series B-1 Preferred Stock. Mr. Manning is a manager of the general partners of Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P. By virtue of such relationship, Mr. Manning may be deemed to beneficially own the shares listed as beneficially owned by Baker. Mr. Manning disclaims beneficial ownership of such shares.

(4)	NEA beneficially owns (i) 20,838 shares of our Series B Preferred Stock, which represents 22.8% of the outstanding shares of our Series B Preferred Stock and (ii) 12,016 shares of our Series B-1 Preferred Stock, which represents 18.5% of the outstanding shares of our Series B-1 Preferred Stock. Mr. Barris is the managing general partner of New Enterprise Associates VII, L.P., New Enterprise Associates 9, L.P., New Enterprise Associates 10, L.P. and NEA Presidents Fund. By virtue of such relationship, Mr. Barris may be deemed to beneficially own the shares listed as beneficially owned by NEA. Mr. Barris disclaims beneficial ownership of such shares.

(5)	Mr. Robinson beneficially owns 3,683 shares of our Series C Preferred Stock, which represents 27.4% the outstanding shares of our Series C Preferred Stock.

(6)	Mr. Crotty beneficially owns 2,386 shares of our Series C Preferred Stock, which represents 17.7% of the outstanding shares of our Series C Preferred Stock.

(7)	Mr. Anderson beneficially owns 2,070 shares of our Series C Preferred Stock, which represents 15.4% of the outstanding shares of our Series C Preferred Stock.

(8)	Mr. Shulman beneficially owns 1,289 shares of our Series C Preferred Stock, which represents 9.6% of the outstanding shares of our Series C Preferred Stock.

(9)	Mr. Rinker beneficially owns 985 shares of our Series C Preferred Stock, which represents 7.3% of the outstanding shares of our Series C Preferred Stock.

(10)	Mr. Hunter beneficially owns 915 shares of our Series C Preferred Stock, which represents 6.8% of the outstanding shares of our Series C Preferred Stock.

(11)	The Directors and Executive Officers as a group beneficially own (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock, (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock, (iii) 58,957 shares of our Series B Preferred Stock, which represents 64.6% of the outstanding shares of our Series B Preferred Stock, (iv) 34,237 shares of our Series B-1 Preferred Stock, which represents 52.7% of the outstanding shares of our Series B-1 Preferred Stock and (v) 11,328 shares of our Series C Preferred Stock, which represents 84.1% of the outstanding shares of our Series C Preferred Stock.

(12)	References to Com Ventures are to Communications Ventures II, L.P., ComVentures IV, L.P., Communications Ventures II Affiliates Fund, L.P., ComVentures IV CEO Fund, L.P., and ComVentures IV Entrepreneurs’ Fund, L.P. Com Ventures beneficially owns (i) 10,191 shares of our Series B Preferred Stock, which represents

11.2% of the outstanding shares of our Series B Preferred Stock and (ii) 4,213 shares of our Series B-1 Preferred Stock, which represents 6.5% of the outstanding shares of our Series B-1 Preferred Stock.

(13)	References to WPG are to Weiss, Peck & Greer Venture Associates IV, L.L.C., WPG Enterprise Fund III, L.L.C., Weiss, Peck & Greer Venture Associates IV Cayman, L.P., and WPG Information Sciences Entrepreneur Fund, L.P. WPG beneficially owns (i) 6,418 shares of our Series B Preferred Stock, which represents 7.0% of the outstanding shares of our Series B Preferred Stock and (ii) 2,545 shares of our Series B-1 Preferred Stock, which represents 3.9% of the outstanding shares of our Series B-1 Preferred Stock.

(14)	References to Apollo are to APEUREKAGGN, LLC. Apollo beneficially owns 6,639 shares of our Series B-1 Preferred Stock, which represents 10.2% of the outstanding shares of our Series B-1 Preferred Stock.

(15)	References to Trimaran are to CIBC Capital Corporation, CIBC Employee Private Equity Fund, Trimaran Capital, LLC, Trimaran Fund II, LLC, and Trimaran Parallel Fund II, LLC.Trimaran beneficially owns 5,159 shares of our Series B-1 Preferred Stock, which represents 7.9% of the outstanding shares of our Series B-1 Preferred Stock.

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

Employment Agreements

We have employment agreements with certain of our executive officers, which are described in the section entitled “Executive Compensation.”

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

Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2007 and 2008 (in thousands):

	Years Ended December 31,
	2007	2008

Audit Fees	$2,304	$1,666
Audit-Related Fees	423	—
Tax Fees	154	—
All Other Fees	—	—

Total Fees	$2,881	$1,666

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

Financial Statements (See Item 8)

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006

Notes to Consolidated Financial Statements

Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at
	Beginning of	Charges to	Other			Balance at
	Period	Expenses	Accounts		Deductions(b)	End of Period

Allowance for uncollectible accounts receivable:
Year Ended December 31, 2006	$6,695	$6,384	$4,724	(a)	$(9,832)	$7,971
Year Ended December 31, 2007	7,971	6,546	5,380	(a)	(9,815)	10,082
Year Ended December 31, 2008	10,082	5,539	10,476		(14,163)	11,934
Valuation allowance for deferred tax assets:
Year Ended December 31, 2006	$84,642	$—	$(83,668	)(c)	$—	$974
Year Ended December 31, 2007	974	—	27,106	(d)	—	28,080
Year Ended December 31, 2008	28,080	—	16,563		—	44,643

(a)	Allowance for Uncollectible Accounts Receivable includes $3,485 and $1,273 of allowances for uncollectible accounts receivable as of acquisition dates from business combinations occurring during the year ended December 31, 2006 and 2007, respectively and recoveries of amounts previously written off.

(b)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.

(c)	Net effect of the completion of the study of the available net operating loss carryforwards (“NOLs”) resulting from the 2005 merger and current year activity.

(d)	Net effect of purchase accounting in relation to 2007 merger and current year activity.

(b) Exhibits

Exhibit
No.	Description

2.1	Stock Purchase Agreement, dated as of June 26, 2006, by and among Broadview Networks Holdings, Inc., ATX Communications, Inc., the stockholders of ATX Communications, Inc. and, for the limited purposes set forth therein, Leucadia National Corporation.(a)
2.2	Agreement and Plan of Merger, dated as of February 23, 2007, by and among Broadview Networks Holdings, Inc., Eureka Acquisition Corporation, Eureka Broadband Corporation, the significant stockholders of Eureka Broadband Corporation set forth therein and Jeffrey Ginsberg, as agent for the stockholders of Eureka Broadband Corporation.(a)

Exhibit
No.	Description

3.1	Tenth Amended and Restated Certificate of Incorporation, dated May 31, 2007, of Broadview Networks Holdings, Inc.*
3.2	Second Amended and Restated Bylaws of Broadview Networks Holdings, Inc.(a)
4.1	Indenture, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.2	Supplemental Indenture, dated as of September 29, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.3	Form of Exchange 11 3/8% Senior Secured Note due 2012.(a)
4.4	Form of Guarantee of Exchange 11 3/8% Senior Secured Note due 2012.(a)
4.5	Second Supplemental Indenture, dated as of May 14, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.6	Third Supplemental Indenture, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)
4.7	Security Agreement, dated as of August 23, 2006, by and among by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)
4.8	Supplement to the Security Agreement, dated as of September 29, 2006, by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)
4.9	Second Supplement to the Security Agreement, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc, the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York, as collateral agent.(a)
10.1	Management Incentive Plan, dated as of February 9, 2007, of Broadview Networks Holdings, Inc.(a)
10.2	Employment Agreement, dated as of February 10, 2005, by and between Broadview Networks Holdings, Inc. and Michael K. Robinson.(a)(c)
10.3	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Brian Crotty.(a)(c)
10.4	Employment Agreement, dated as of January 14, 2004, by and between Broadview Networks Holdings, Inc. and Terrence J. Anderson.(a)(c)
10.5	Employment Agreement, dated as of January 14, 2005, by and between Broadview Networks Holdings, Inc. and Kenneth Shulman.(a)(c)
10.6	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Charles Hunter.(a)(c)
10.7	Employment Agreement, dated as of March 3, 2994, by and between Bridgecom Holdings, Inc. and Corey Rinker.(a)(c)
10.8	Credit Agreement, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)
10.9	Collateral Agreement, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.10	Supplement to the Collateral Agreement, dated as of October 20, 2006, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.11	Second Supplement to the Collateral Agreement, dated as of June 26, 2007, by and among Broadview Networks Holdings, Inc., the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.12	Guaranty Agreement, dated as of August 23, 2006, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)

Exhibit
No.	Description

10.13	Supplement to the Guaranty Agreement, dated as of October 20, 2006, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.14	Second Supplement to the Guaranty Agreement, dated as of June 26, 2007, by and among the Subsidiary Grantors named therein and The CIT Group/Business Credit, Inc., as administrative agent.(a)
10.15	Intercreditor Agreement, dated as of August 23, 2006, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.16	Joinder to the Intercreditor Agreement, dated as of October 20, 2006, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.17	Amendment No. 1 to the Intercreditor Agreement, dated as of May 10, 2007, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.18	Joinder No. 2 to the Intercreditor Agreement, dated as of June 26, 2007, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)
10.19	Third Amended and Restated Shareholders Agreement, by and among Broadview Networks Holdings, Inc. and the shareholders named therein, dated as of May 31, 2007.(b)
10.20	Indemnity Escrow Agreement, dated May 31, 2007, between Broadview Networks Holdings, Inc., the agent for the former stockholders of Eureka Broadband Corporation and JP Morgan Chase Bank, N.A.(b)
10.21	Escrow Agreement, dated September 29, 2006, by and among ATX Communications, Inc., LUK CLEC LLC, Broadview Networks Holdings, Inc. and JPMorgan Chase Bank, N.A.*
10.22	1997 Stock Option Plan.(c)*
10.23	2000 Stock Option Plan.(c)*
12.1	Ratio of Earnings to Fixed Charges.*
21.1	Subsidiaries of Broadview Networks Holdings, Inc.*
31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-4/A filed on October 16, 2007 (File No. 333-142946).

(b)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 8-K filed on November 19, 2007 (File No. 333-142946).

(c)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 2009.

BROADVIEW NETWORKS HOLDINGS, INC.

By:	/s/ Michael K. Robinson
Name:     Michael K. Robinson

Title:	Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Robinson Michael K. Robinson	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 24, 2009

/s/ Corey Rinker Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 24, 2009

/s/ Steven F. Tunney Steven F. Tunney	Director	March 24, 2009

/s/ Richard W. Roedel Richard W. Roedel	Director	March 24, 2009

/s/ Samuel G. Rubenstein Samuel G. Rubenstein	Director	March 24, 2009

/s/ John S. Patton, Jr. John S. Patton, Jr.	Director	March 24, 2009

/s/ B. Hagen Saville B. Hagen Saville	Director	March 24, 2009

/s/ David C. Ruberg David C. Ruberg	Director	March 24, 2009

/s/ Robert Manning Robert Manning	Director	March 24, 2009

/s/ Peter J. Barris Peter J. Barris	Director	March 24, 2009

/s/ Raul Martynek Raul Martynek	Director	March 24, 2009

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

No annual report or proxy material has been sent to security holders.