Form 10-Q
period 2009-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2009-05-12
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at May 12, 2009
Class A Common Stock, $.01 par value per share	9,342,880
Class B Common Stock, $.01 par value per share	360,050

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	March 31,
	2008	2009
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$24,070	$21,807
Investment securities	23,533	14,996
Accounts receivable, less allowance for doubtful accounts of $11,934 and $11,754	53,486	52,751
Other current assets	12,614	12,011

Total current assets	113,703	101,565
Property and equipment, net	85,248	82,819
Goodwill	98,111	98,111
Intangible assets, net of accumulated amortization of $150,556 and $155,736	45,220	40,040
Other assets	16,746	16,276

Total assets	$359,028	$338,811

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$17,044	$23,478
Accrued expenses and other current liabilities	42,699	21,637
Taxes payable	10,680	11,740
Deferred revenues	11,967	11,194
Current portion of capital lease obligations and equipment notes	4,142	4,136

Total current liabilities	86,532	72,185

Long-term debt	327,424	327,205
Deferred rent payable	2,400	2,366
Capital lease obligations and equipment notes, net of current portion	5,212	4,406
Deferred income taxes payable	2,071	2,313
Other	655	672

Total liabilities	424,294	409,147

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000, issued and outstanding 9,342,880 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $139,428 and $143,611	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $160,917 and $165,745	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,202 shares entitled in liquidation to $145,737 and $150,109	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued and outstanding 64,986 shares entitled in liquidation to $103,845 and $106,960	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $15,577 and $16,268	—	—
Additional paid-in capital	140,563	140,620
Accumulated deficit	(205,966)	(211,071)
Accumulated comprehensive income	22	—

Total stockholders’ deficiency	(65,266)	(70,336)

Total liabilities and stockholders’ deficiency	$359,028	$338,811

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended March 31,
	2008	2009

Revenues	$123,543	$122,707
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	66,021	61,651
Selling, general and administrative (includes share-based compensation of $116 and $57)	41,740	41,926
Software development	547	441
Depreciation and amortization	19,216	13,558

Total operating expenses	127,524	117,576

Income (loss) from operations	(3,981)	5,131
Interest expense	(9,528)	(9,977)
Interest income	271	82

Loss before provision for income taxes	(13,238)	(4,764)
Provision for income taxes	(343)	(341)

Net loss	(13,581)	(5,105)
Dividends on preferred stock	(15,352)	(17,188)

Loss available to common shareholders	$(28,933)	$(22,293)

Loss available per common share — basic and diluted	$(2.99)	$(2.30)

Weighted average common shares outstanding — basic and diluted	9,667,680	9,679,455

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2008	2009

Cash flows from operating activities	$(13,581)	$(5,105)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,983	8,361
Amortization and write-off of deferred financing costs	664	656
Amortization of intangible assets	11,233	5,180
Amortization of bond premium	(195)	(219)
Provision for doubtful accounts	1,586	2,399
Share-based compensation	116	57
Deferred income taxes	228	242
Other	—	29
Changes in operating assets and liabilities:
Accounts receivable	(4,066)	(1,664)
Prepaid expenses and other current assets	263	603
Other assets	(1,040)	(186)
Accounts payable	(2,820)	6,434
Accrued and other current liabilities	(4,301)	(21,062)
Taxes payable	(2,536)	1,060
Deferred revenue	1,070	(773)
Deferred rent	(229)	(34)

Net cash used in operating activities	(5,625)	(4,022)

Cash flows from investing activities
Purchase of property and equipment	(10,819)	(5,932)
Purchase of investment securities	—	(24,497)
Sale of investment securities	—	33,000
Other	(83)	—

Net cash provided by (used in) investing activities	(10,902)	2,571

Cash flows from financing activities
Proceeds from capital lease financing and equipment notes	993	215
Payments on capital lease obligations and equipment notes	(837)	(1,027)

Net cash provided by (used in) financing activities	156	(812)

Net decrease in cash and cash equivalents	(16,371)	(2,263)
Cash and cash equivalents at beginning of period	41,998	24,070

Cash and cash equivalents at end of period	$25,627	$21,807

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2008 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
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
2. Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $14,996. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs, pursuant to the guidance of SFAS 157, Fair Value Measurements (“SFAS 157”). All of the Company’s investment securities mature in less than one year. The cost of these investment securities equals their fair value. During the three months ended March 31, 2009, the Company realized a gain of $25 upon the sale of its investment securities, which is included in interest income.
US Treasury notes with an original maturity date of 90 days or less are considered to be cash equivalents. The Company has $8,539 of US Treasury notes included as cash equivalents as of March 31, 2009.
3. Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , or SFAS 107, to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company is currently evaluating the impact the adoption of this FSP will have on its financial statements and related disclosures.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
4. InfoHighway Acquisition
In connection with the acquisition of InfoHighway in 2007, the Company issued warrants to acquire 16,976 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, which are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and the twelve months ending May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit.
As of May 12, 2009, the exercise price on the first traunch of warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company has concluded based on the criteria set forth in SFAS 141 that it will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the first traunch of warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination. The Company evaluated the warrants under EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and determined that once the exercise price is resolved, the warrants will be classified in equity. The Company will account for the second traunch of warrants in the same way after the cash flows generated for the twelve months ending May 31, 2009 have been calculated and agreed upon.
5. Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2009 was approximately $19.9 million. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accounts payable and accrued expenses and other current liabilities at March 31, 2009. It is possible that actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with vendors under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. For the three months ended March 31, 2009, the Company met the minimum purchase obligations. The agreements, which expire in 2010 and 2011, require certain minimum purchase obligations and contain fixed but escalating pricing over their term.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s condensed consolidated financial position, results of operations, or cash flows. For more information, see our Form 10-K for the year ended December 31, 2008.
6. Income Taxes
The Company conducted a study during 2006 and 2007 of its available net operating loss carryforwards (“NOLs”) resulting from previous mergers. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At March 31, 2009, the Company had net operating loss carryforwards available totaling approximately $138 million which expire through 2029. The Company has provided a full valuation allowance against the net deferred tax asset as of March 31, 2009 because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
7. Earnings per share
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008	2009

Loss available to common shareholders (Numerator):
Net loss	$(13,581)	$(5,105)
Dividends on preferred stock	(15,352)	(17,188)

Loss available to common shareholders	$(28,933)	$(22,293)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	9,342,880	9,342,880
Class B common stock	324,800	336,575

Total weighted average common shares outstanding — basic and diluted	9,667,680	9,679,455

Loss available per common share — basic and diluted	$(2.99)	$(2.30)

For the three months ended March 31, 2008 and 2009, the Company had outstanding options, warrants, restricted stock units and preferred stock, which were convertible into or exercisable for common shares of 13,136,363 that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
Dividends accumulate on the Company’s Series A, A-1, B and B-1 Preferred Stock. Per SFAS No. 128, Earnings Per Share, loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. Dividends accumulated but undeclared for the three months ended March 31, 2008 and 2009 were $15.4 million and $17.2 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2008 filed with the SEC.
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
We recorded operating losses of $17.2 million, $32.1 million, $3.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. For the three months ended March 31, 2009, we recorded operating income of $5.1 million. For the years ended December 31, 2006, 2007 and 2008 and for the three months ended March 31, 2009, we recorded net losses of $41.5 million, $65.5 million, $42.9 million and $5.1 million, respectively. We expect to continue to have losses for the foreseeable future, the synergies we have effectuated through our acquisitions offered some areas of increasing operating efficiencies leading to potentially more profitable net results.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage based revenue and lower unit pricing for certain services. In addition, we continue to face other industry wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, other competitive local exchange carriers and new entrants such as VoIP, wireless and other service providers. These factors are mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers to buy more products from us as we deploy new technology and expand our offerings, a focus on larger customers than those in our existing base and an overall increase in demand for data, managed and enhanced services.
As of March 31, 2009, we have approximately 300 sales, sales management and sales support employees, including approximately 200 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1 based products. As a result our combined revenue from T-1 based products and managed services has grown by approximately 13% from 2007 to 2008. Revenue from the sale of T-1 based products and managed services grew by approximately 5% from the first quarter of 2008 to the first quarter of 2009, and represents approximately 43% of our total revenue and approximately 49% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as POTS and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of March 31, 2009, approximately two-thirds of our total lines were provisioned on-net.
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
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2008	2009

Revenues:
Voice and data services	87.4%	86.5%
Wholesale	3.2%	4.1%
Access	6.0%	5.4%

Total network services	96.6%	96.0%
Other	3.4%	4.0%

Total revenues	100.0%	100.0%

Operating expenses:
Network services	51.5%	48.2%
Other cost of revenues	1.9%	2.0%
Selling, general and administrative	33.8%	34.2%
Software development	0.4%	0.4%
Depreciation and amortization	15.6%	11.0%

Total operating expenses	103.2%	95.8%

Income (loss) from operations	(3.2%)	4.2%
Interest expense	(7.7%)	(8.2%)
Interest income	0.2%	0.1%

Loss before provision for income taxes	(10.7%)	(3.9%)
Provision for income taxes	(0.3%)	(0.3%)

Net loss	(11.0%)	(4.2%)

Key Components of Results of Operations
Revenues
Our revenues, as detailed in the table above, consist of network services revenues, which consists primarily of voice and data managed and hosted services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and hosted services. Wholesale services consist of voice and data services, data collocation services and transport services. Access services, includes carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.
Monthly recurring network services revenues are recognized in the month the services are used. In the case of local service revenues, monthly recurring local services charges are billed in advance but deferred and recognized on a prorated basis based on length of service in any given month. Non-recurring revenues associated with line installations are recognized over the average life of the customers. Long distance and access charges are billed in arrears and accrued for and recognized in the month the services are provided.
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
Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), as presented in this Management’s Discussion and Analysis, represents net loss, before income taxes, interest income, interest expense, depreciation and amortization, software development expenses and selling, general and administrative expenses. Gross profit (exclusive of depreciation and amortization), is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of gross profit (exclusive of depreciation and amortization), to income (loss) from operations as income (loss) from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2008	2009

Income (loss) from operations	$(3,981)	$5,131
Depreciation and amortization	19,216	13,558
Software development	547	441
Selling, general and administrative	41,740	41,926

Gross profit (exclusive of depreciation and amortization)	$57,522	$61,056

Gross profit is a measure of the general efficiency of our network costs in comparison to our revenue. As we expense the current cost of our network against current period revenue, we use this measure as a tool to monitor our progress with regards to network optimization and other operating metrics.
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
We provide information relating to our gross profit so that analysts, investors and other interested persons have the same data that management uses to assess our operating performance, which permits them to obtain a better understanding of our operating performance and to evaluate the efficacy of the methodology and information used by our management to evaluate and measure such performance on a standalone and a comparative basis.
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

Our management compensates for these limitations by relying primarily on our GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in gross profit. As a result of these limitations, gross profit should not be considered as an alternative to income (loss) from operations, as calculated in accordance with GAAP, as a measure of operating performance.
Selling, General and Administrative
SG&A is comprised primarily of salaries and related expenses, non-cash compensation, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services expenses and insurance expenses.
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
Depreciation and Amortization
Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs. All internal costs directly related to the future development of our integrated OSS, including salaries of certain employees, are capitalized and amortized over their useful lives. Capitalized third-party customer installation costs are amortized over the approximate average life of a customer.
Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2008 and 2009.
The following table provides a breakdown of components of our statements of operations for the three months ended March 31, 2008 and 2009:

	Three Months Ended March 31,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$119,323	96.6%	$117,820	96.0%	(1.3%)
Other	4,220	3.4%	4,887	4.0%	15.8%

Total revenues	123,543	100.0%	122,707	100.0%	(0.7%)

Cost of revenues:
Network services	63,674	51.5%	59,161	48.2%	(7.1%)
Other	2,347	1.9%	2,490	2.0%	6.1%

Total cost of revenues	66,021	53.4%	61,651	50.2%	(6.6%)

Gross profit:
Network services	55,649	45.1%	58,659	47.8%	5.4%
Other	1,873	1.5%	2,397	2.0%	28.0%

Total gross profit	$57,522	46.6%	$61,056	49.8%	6.1%

Revenues
Revenues for the three months ended March 31, 2008 and 2009 were as follows:

	Three Months Ended March 31,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$107,959	87.4%	$106,180	86.5%	(1.6%)
Wholesale	3,983	3.2%	4,999	4.1%	25.5%
Access	7,381	6.0%	6,641	5.4%	(10.0%)

Total network services	119,323	96.6%	117,820	96.0%	(1.3%)
Other	4,220	3.4%	4,887	4.0%	15.8%

Total revenues	$123,543	100.0%	$122,707	100.0%	(0.7%)

Overall our revenues have remained relatively stable between 2008 and 2009. Revenues from voice services have decreased $3.9 million or 4.7% between 2008 and 2009. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. This decrease has been partially offset by an increased demand for our data services. Our revenues from data services have increased by $2.7 million or 11.1% between 2008 and 2009. The decrease in our voice services have also been partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to be a growing portion of our overall business.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $61.7 million for the three months ended March 31, 2009, a decrease of 6.6% from $66.0 million for the same period in 2008 as we identified and eliminated inefficiencies in our operating platforms. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $52.1 million, or 78.9% of our total cost of revenues for the three months ended March 31, 2008 and $48.7 million, or 79.0% in the three months ended March 31, 2009. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $13.2 million, $6.5 million and $14.0 million, respectively, for the three months ended March 31, 2008. Combined these costs decreased by 3.0% between 2008 and 2009. These costs totaled $12.5 million, $6.6 million and $13.6 million, respectively, for the three months ended March 31, 2009. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.

Gross Profit (exclusive of depreciation and amortization)
Gross profit was $61.1 million for the three months ended March 31, 2009, an increase of 6.1% from $57.5 million for the same period in 2008. As a percentage of revenues gross profit increased to 49.8% in 2009 from 46.6% in 2008. The increase in gross profit is primarily due lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit will improve.
Selling, General and Administrative
SG&A expenses were $41.9 million, 34.2% of revenues, for the three months ended March 31, 2009, an increase of 0.5% from $41.7 million, 33.8% of revenues, for the same period in 2008. This increase is primarily due to increased bad debt expenses of $0.8 million from increased accounts receivable write-offs during the three months ended March 31, 2009, offset by decreased commission expenses of $0.6 million between 2008 and 2009. We continue look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $13.6 million for the three months ended March 31, 2009, a decrease of 29.2% from $19.2 million for the same period in 2008. This decrease in depreciation and amortization expense was due to fully amortizing some of our acquired customer base intangible assets during 2008. Amortization expense included in our results of operations for customer base intangible assets for the three months ended March 31, 2009 was $4.7 million, a decrease of $5.9 million from $10.6 million included in our results of operations during the same period in 2008.
Interest
Interest expense was $10.0 million for the three months ended March 31, 2009, an increase of 5.3% from $9.5 million for the same period in 2008. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the three months ended March 31, 2009 compared to 2008. The higher average debt balance is due to the $23.5 million of outstanding borrowings on our revolving credit facility. Our effective interest rates for the three months ended March 31, 2008 and 2009 is as follows:

	Three Months Ended March 31,
	2008	2009

Interest expense	$9,528	$9,977
Weighted average debt outstanding	$309,327	$332,448
Effective interest rate	12.32%	12.00%
Net Loss
Net loss was $5.1 million for the three months ended March 31, 2009, a decrease of 62.5% from the net loss of $13.6 million for the same period in 2008. The decrease in net loss is a result of the factors discussed above.

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and access to undrawn portions of our $25.0 million credit facility and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. As of March 31, 2009, we have $7.9 million of capital lease obligations outstanding under our capital lease line. As of March 31, 2009, we had $23.5 million of outstanding borrowings under our revolving credit facility, all of which we have invested in U.S. Treasury notes. Our remaining cash and cash equivalents are being held in several large financial institutions, although most of our balances do exceed the FDIC insurance limits.
As of March 31, 2009, we required approximately $119.4 million in cash to service the interest due on our notes throughout the life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
For information regarding our revolving credit facility and senior secured notes, see our Form 10-K for the year ended December 31, 2008.
Disputes
During December 2008, we finalized a settlement with Verizon, which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. The settlement included a comprehensive mutual release of any liability or potential liability between the parties effective as of that date. We nonetheless continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $19.9 million as of March 31, 2009. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2009
Cash Flows from Operating Activities
Cash used in operating activities was $5.6 million for the three months ended March 31, 2008, compared to cash used in operating activities of $4.0 million for 2009. During the three months ended March 31, 2009 and 2008, we paid $17.1 million in interest expense on our notes. The reduction in cash used in operations was due to the improvement in our income from operations partially offset by a payment made in connection with our settlement with Verizon.
Cash Flows from Investing Activities
Cash used in investing activities was $10.9 million for the three months ended March 31, 2008, compared to cash provided by investing activities of $2.6 million for 2009. The change in cash flow from investing activities was primarily due to decreased capital expenditures and cash generated from the sale of investment securities during the three months ended March 31, 2009.
Cash Flows from Financing Activities
Cash flows provided by financing activities was $0.2 million for the three months ended March 31, 2008, compared to cash used in financing activities of $0.8 million for 2009. The change in cash flows from financing activities was primarily due to a reduced amount of borrowing from our capital lease line in the three months ended March 31, 2009 as compared to the same period in 2008.
New Accounting Standards
Since our Form 10-K for the year ended December 31, 2008 was filed, the following accounting standard has been issued, which is not expected to have a material impact on our financial position, results of operations or liquidity.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments , which amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments , or SFAS 107 , to require an entity to provide interim disclosures about the fair value of all financial instruments within the scope of SFAS 107 and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This FSP is effective for interim and annual periods ending after June 15, 2009. We are currently evaluating the impact the adoption of this FSP will have on our financial statements and related disclosures.
Application of Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. For more information, see our Form 10-K for the year ended December 31, 2008.
Other Matters
At March 31, 2009, we had net operating loss, or NOL, carryforwards for federal income tax purposes. The amount of such available NOL carryforwards which may be available to offset future taxable income was approximately $138 million. To the extent that our ability to use these NOL carryforwards against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. The Company has provided a full valuation allowance against the net deferred tax assets as of March 31, 2009 because management does not believe it is more likely than not that this asset will be realized.

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
We continually monitor the collectability of our accounts receivable and although our write-offs have increased during the three months ended March 31, 2009, we have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2009. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
Our investment securities are classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reflected in stockholders’ deficiency. Our investment securities are comprised solely of short-term US. Treasury notes with original maturity dates of three or six months. These investment securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of our 11 3/8% senior secured notes due 2012 at March 31, 2009, was approximately $174.0 million. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the long-term debt outstanding under our Revolving Credit Facility approximates its carrying value of $23.5 million due to its variable interest rate. A change in interest rates of 100 basis points would change our interest expense by $235 on an annual basis.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009. For information regarding the Company’s internal control over financial reporting , see our Form 10-K for the year ended December 31, 2008.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We had been one of a large number of defendants in a lawsuit brought by VoxPath Networks, Inc. in the U.S. District Court for the Eastern District of Texas in April, 2008. VoxPath had alleged that our hosted IP PBX service infringed upon a patent held by it. VoxPath sought injunctive relief, as well as undisclosed damages. This matter has been settled in April 2009 and the case has been dismissed with prejudice. The amount for which this matter was settled was not deemed to be material.
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
For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2008.
Item 1A. Risk Factors
There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2008, which should be read in conjunction with this report.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 12, 2009.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Assistant Treasurer

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

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