Form 10-K/A
period 2008-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2009-06-11
CIK 1104358

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
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

EXPLANATORY STATEMENT TO FORM 10-K AMENDMENT
This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2009 (the “Original Filing”). This Amendment No. 1 is being filed to amend and restate Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), specifically, to amend the table presented in Item 12 to correct under the columns titled “Amount and Nature of Beneficial Ownership” and “Percentage of Outstanding Shares of Class” Broadview’s Class B Common Stock on an as-converted basis.
As a result of this Amendment No. 1, the certifications required by Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, filed and furnished as exhibits to the Original Filing have been re-executed and re-filed as exhibits to this Amendment No. 1. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and Broadview has not updated the disclosures contained therein to reflect any events which occurred subsequent to the filing of the Original Filing, or to modify the disclosure contained in the Original Filing other than to reflect the changes described above.
In this report, references to “Broadview,” the “Company,” “we,” “us,” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries unless the context indicates otherwise.

Page
PART III

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	3

PART IV

Item 15. Exhibits and Financial Statement Schedules	7

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART III

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

			Class A				Class B
	Class A		Common Stock on an		Class B		Common Stock on an
	Common Stock		As-Converted Basis(1)		Common Stock		As-Converted Basis(1)
	Amount		Amount		Amount		Amount
	and	Percent of	and	Percent of	and	Percent of	and	Percent of
	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding
	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares
	Ownership	of Class	Ownership	of Class	Ownership	of Class	Ownership	of Class
Steven F. Tunney(2)	4,698,987	50.3%	10,705,898	69.7%
B. Hagen Saville(2)	4,698,987	50.3%	10,705,898	69.7%
Samuel G. Rubenstein(2)	4,698,987	50.3%	10,705,898	69.7%
John S. Patton, Jr(2)	4,698,987	50.3%	10,705,898	69.7%
Robert Manning(3)	1,508,506	16.1%	3,436,932	30.5%
Peter J. Barris(4)	821,345	8.8%	1,871,326	18.0%
Michael Robinson(5)					92,075	27.4%	171,746	41.3%
Brian Crotty(6)					59,650	17.7%	111,264	28.7%
Terrence J. Anderson(7)					51,750	15.4%	96,529	25.3%
Kenneth A. Shulman(8)					32,225	9.6%	60,109	16.5%
Corey Rinker(9)					24,625	7.3%	45,933	12.8%
Charles Hunter(10)					22,875	6.8%	42,668	12.0%
Directors and Executive Officers as a Group(11)	7,028,838	75.2%	16,014,156	87.4%	283,200	84.1%	528,250	90.8%
MCG(2)	4,698,987	50.3%	10,705,898	69.7%
Baker(3)	1,508,506	16.1%	3,436,932	30.5%
NEA(4)	821,345	8.8%	1,871,326	18.0%
Com Ventures(12)	360,109	3.9%	820,460	8.4%
WPG(13)	224,072	2.4%	510,519	5.3%
Apollo(14)	165,965	1.8%	378,129	4.0%
Trimaran(15)	128,985	1.4%	293,875	3.1%

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

(15)
References to Trimaran are to CIBC Capital Corporation, CIBC Employee Private Equity Fund, Trimaran Capital, LLC, Trimaran Fund II, LLC, and Trimaran Parallel Fund II, LLC. Trimaran beneficially owns 5,159 shares of our Series B-1 Preferred Stock, which represents 7.9% of the outstanding shares of our Series B-1 Preferred Stock.

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
(a) Financial Statements and Schedules
See Item 15(a) of the Original Filing.
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

Exhibit
No.	Description

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

10.19	Third Amended and Restated Shareholders Agreement, by and among Broadview Networks Holdings, Inc. and the shareholders named therein, dated as of May 31, 2007.(b)

10.20	Indemnity Escrow Agreement, dated May 31, 2007, between Broadview Networks Holdings, Inc., the agent for the former stockholders of Eureka Broadband Corporation and JP Morgan Chase Bank, N.A.(b)

10.21	Escrow Agreement, dated September 29, 2006, by and among ATX Communications, Inc., LUK CLEC LLC, Broadview Networks Holdings, Inc. and JPMorgan Chase Bank, N.A.*

10.22	1997 Stock Option Plan.(c)*

10.23	2000 Stock Option Plan.(c)*

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Broadview Networks Holdings, Inc.*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed on March 25, 2009.

**	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-4/A filed on October 16, 2007 (File No. 333-142946).

(b)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 8-K filed on November 19, 2007 (File No. 333-142946).

(c)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of June, 2009.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director

EXHIBIT INDEX

Exhibit
No.	Description

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

**	Filed herewith.