Form 10-Q
period 2009-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2009-11-06
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date,

Class	Outstanding at November 6, 2009
Class A Common Stock, $.01 par value per share	9,342,880
Class B Common Stock, $.01 par value per share	360,050

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	September 30,
	2008	2009
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,070	$12,980
Investment securities	23,533	23,549
Accounts receivable, less allowance for doubtful accounts of $11,934 and $15,056	53,486	46,319
Other current assets	12,614	10,098

Total current assets	113,703	92,946
Property and equipment, net	85,248	85,308
Goodwill	98,111	98,238
Intangible assets, net of accumulated amortization of $150,556 and $164,107	45,220	31,669
Other assets	16,746	16,344

Total assets	$359,028	$324,505

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$17,044	$27,464
Accrued expenses and other current liabilities	42,699	11,897
Taxes payable	10,680	12,196
Deferred revenues	11,967	10,663
Current portion of capital lease obligations and equipment notes	4,142	3,909

Total current liabilities	86,532	66,129

Long-term debt	327,424	326,748
Deferred rent payable	2,400	2,200
Capital lease obligations and equipment notes, net of current portion	5,212	2,735
Deferred income taxes payable	2,071	2,798
Other	655	706

Total liabilities	424,294	401,316

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000, issued and outstanding 9,342,880 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $139,428 and $152,357	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $160,917 and $175,839	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,202 shares entitled in liquidation to $145,737 and $159,250	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued and outstanding 64,986 shares entitled in liquidation to $103,845 and $113,474	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $15,577 and $17,711	—	—
Additional paid-in capital	140,563	140,737
Accumulated deficit	(205,966)	(217,665)
Accumulated other comprehensive income	22	2

Total stockholders’ deficiency	(65,266)	(76,811)

Total liabilities and stockholders’ deficiency	$359,028	$324,505

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenues	$125,535	$112,718	$377,391	$352,243
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	65,026	54,844	196,474	173,972
Selling, general and administrative (includes share-based compensation of $63, $59, $242 and $174)	41,467	37,841	127,150	119,677
Software development	414	487	1,229	1,418
Depreciation and amortization	17,828	12,111	54,525	37,913

Total operating expenses	124,735	105,283	379,378	332,980

Income (loss) from operations	800	7,435	(1,987)	19,263
Interest expense	(10,019)	(10,043)	(29,474)	(30,143)
Interest income	167	10	598	104
Other income (expense)	(3)	—	(10)	16

Loss before provision for income taxes	(9,055)	(2,598)	(30,873)	(10,760)
Provision for income taxes	(118)	(240)	(913)	(939)

Net loss	(9,173)	(2,838)	(31,786)	(11,699)
Dividends on preferred stock	(16,202)	(18,235)	(47,203)	(53,127)

Loss available to common shareholders	$(25,375)	$(21,073)	$(78,989)	$(64,826)

Loss available per common share — basic and diluted	$(2.62)	$(2.17)	$(8.16)	$(6.69)

Weighted average common shares outstanding — basic and diluted	9,679,455	9,691,230	9,674,728	9,686,529

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2008	2009

Cash flows from operating activities
Net loss	$(31,786)	$(11,699)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,430	24,311
Amortization of deferred financing costs	1,983	1,969
Amortization of intangible assets	31,045	13,551
Amortization of bond premium	(603)	(676)
Provision for doubtful accounts	4,205	5,256
Share-based compensation	242	174
Deferred income taxes	685	727
Other	50	51
Changes in operating assets and liabilities:
Accounts receivable	(3,429)	1,911
Other current assets	(1,898)	2,516
Other assets	(933)	(1,567)
Accounts payable	679	10,420
Accrued expenses and other current liabilities	(15,339)	(30,802)
Taxes payable	(2,526)	1,516
Deferred revenues	1,729	(1,304)
Deferred rent payable	(299)	(200)

Net cash provided by operating activities	7,235	16,154

Cash flows from investing activities
Acquisition, net of cash acquired	(4,953)	(127)
Purchases of property and equipment	(31,452)	(24,371)
Purchases of investment securities	—	(98,664)
Sales of investment securities	—	98,628
Other	(379)	—

Net cash used in investing activities	(36,784)	(24,534)

Cash flows from financing activities
Drawdowns on revolving credit facility	10,123	1,964
Repayments of revolving credit facility	(123)	(1,964)
Proceeds from capital lease financing and equipment notes	3,192	373
Payments on capital lease obligations and equipment notes	(2,700)	(3,083)
Other	(63)	—

Net cash provided by (used in) financing activities	10,429	(2,710)

Net decrease in cash and cash equivalents	(19,120)	(11,090)
Cash and cash equivalents at beginning of period	41,998	24,070

Cash and cash equivalents at end of period	$22,878	$12,980

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2008 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through November 6, 2009, which is the date the condensed consolidated financial statements were issued and filed with the SEC.
The preparation of the condensed consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Management periodically reviews such estimates and assumptions as circumstances dictate. Actual results could differ from those estimates.
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
2. Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $23,549 as of September 30, 2009. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs. All of the Company’s investment securities mature in less than one year. The cost of these investment securities is $23,547. During the nine months ended September 30, 2009, the Company purchased $98,664 and sold $98,628 of U.S. Treasury notes. During the nine months ended September 30, 2009, the Company realized a gain of $36 upon the sale of its investment securities, which is included in interest income. All unrealized and realized gains are determined by specific identification.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
3. Comprehensive Loss
Comprehensive loss represents the change in net assets of a business enterprise during a period from non-ownership sources. The Company’s other comprehensive income is comprised exclusively of unrealized gains on the Company’s investments in U.S. Treasury notes. The comprehensive loss for the three and nine months ended September 30, 2008 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net loss	$(9,173)	$(2,838)	$(31,786)	$(11,699)
Unrealized gains on investment securities	—	2	—	2
Reclassification adjustments for realized gains included in net income	—	—	—	(22)

Comprehensive loss	$(9,173)	$(2,836)	$(31,786)	$(11,719)

4. Recent Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (as codified in the FASB Accounting Standards Codification (“ASC”) under subtopic 105-10-05), which names the ASC as the source of authoritative accounting and reporting standards in the United States, in addition to guidance issued by the SEC. The ASC is a restructuring of accounting and reporting standards designed to simplify user access to all authoritative GAAP by providing the authoritative literature in a topically organized structure. The ASC reduces the GAAP hierarchy to two levels, one that is authoritative and one that is not. The ASC is not intended to change GAAP or any requirements of the SEC. The ASC became authoritative upon its release on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009.
In April 2009, the FASB issued FSP FAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (as codified in the ASC under subtopic 825-10-65-1), which requires an entity to provide interim disclosures about the fair value of financial instruments and to include disclosures related to the methods and significant assumptions used in estimating those instruments. This guidance is effective for all interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. The Company has included additional disclosures in Notes 2 and 6, as a result of adopting this guidance.
In May 2009, the FASB issued SFAS 165, Subsequent Events (as codified in the ASC under topic 855). This guidance establishes general standards of accounting for disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The guidance, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of this guidance has not had a significant impact on the Company’s financial position or results of operations. The Company has included additional disclosures in Note 1 as a result of adopting this guidance.
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

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
5. InfoHighway Acquisition (continued)
As of November 6, 2009, the exercise price on the warrants have not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the warrants are resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination. The Company has determined that once the exercise price is resolved, the warrants will be classified as equity.
6. Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2008 and September 30, 2009 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $23,533 and $23,549 which are based on the publicly quoted market price as of December 31, 2008 and September 30, 2009, respectively.
The fair value of the long-term debt outstanding under the Company’s revolving credit facility approximates its carrying value of $23,500 due to its variable market-based interest rate. The fair value of our 11 3/8% senior secured notes due 2012 at September 30, 2009 was $274,875, which was based on the publicly quoted closing price of the notes at that date. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input.
7. Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such disputes at September 30, 2009 was $20,002. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accounts payable and accrued expenses and other current liabilities at September 30, 2009. It is possible that actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with vendors under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. For the nine months ended September 30, 2009, the Company met the minimum purchase obligations. The agreements, which expire in 2010 and 2011, require certain minimum purchase obligations and contain fixed but escalating pricing over their term.
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
9. Income Taxes
At September 30, 2009, the Company had net operating loss (“NOL”) carryforwards available totaling $139,198, which expire in various years through 2029. The utilization of NOL carryforwards, resulting from previous mergers, is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. The Company has provided a full valuation allowance against the net deferred tax asset as of September 30, 2009 because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.
10. Earnings Per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Loss available to common shareholders (Numerator):
Net loss	$(9,173)	$(2,838)	$(31,786)	$(11,699)
Dividends on preferred stock	(16,202)	(18,235)	(47,203)	(53,127)

Loss available to common shareholders	$(25,375)	$(21,073)	$(78,989)	$(64,826)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	9,342,880	9,342,880	9,342,880	9,342,880
Class B common stock	336,575	348,350	331,848	343,649

Total weighted average common shares outstanding — basic and diluted	9,679,455	9,691,230	9,674,728	9,686,529

Loss available per common share — basic and diluted	$(2.62)	$(2.17)	$(8.16)	$(6.69)

As of September 30, 2009, the Company had outstanding options, warrants, restricted stock units and preferred stock, which were convertible into or exercisable for common shares of 13,866,840 that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
Dividends accumulate on the Company’s Preferred Stock. The loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. The Company has not declared any dividends.

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
We recorded operating losses of $17.2 million, $32.1 million, $3.0 million for the years ended December 31, 2006, 2007 and 2008, respectively. For the nine months ended September 30, 2009, we recorded operating income of $19.3 million. For the years ended December 31, 2006, 2007 and 2008 and for the nine months ended September 30, 2009, we recorded net losses of $41.5 million, $65.5 million, $42.9 million and $11.7 million, respectively. Although we expect to continue to have net losses for the foreseeable future, the synergies we have effectuated through our acquisitions offer some areas of increasing operating efficiencies that could lead to potentially more profitable net results.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, other competitive local exchange carriers and new entrants such as VoIP, wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers to buy more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and enhanced services.
As of September 30, 2009, we have approximately 250 sales, sales management and sales support employees, including approximately 190 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.
We focus our business strategy on providing services based on our T-1-based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1 based products. As a result our combined revenue from T-1-based products and managed services grew by approximately 13% from 2007 to 2008. Revenue from the sale of T-1-based products and managed services grew by approximately 0.9% from the first nine months of 2008 to the first nine months of 2009, and currently represents approximately 43.9% of our total revenue and approximately 50.0% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.

Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of September 30, 2009, approximately three-fourths of our total lines were provisioned on-net.
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenues:
Voice and data services	86.4%	87.6%	86.9%	87.0%
Wholesale	3.9%	4.1%	3.7%	4.1%
Access	5.7%	5.0%	5.7%	5.3%

Total network services	96.0%	96.7%	96.3%	96.4%
Other	4.0%	3.3%	3.7%	3.6%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Network services	50.0%	47.2%	50.2%	47.7%
Other cost of revenues	1.8%	1.5%	1.8%	1.7%
Selling, general and administrative	33.0%	33.6%	33.7%	33.9%
Software development	0.3%	0.4%	0.3%	0.4%
Depreciation and amortization	14.2%	10.7%	14.4%	10.8%

Total operating expenses	99.3%	93.4%	100.4%	94.5%

Income (loss) from operations	0.7%	6.6%	(0.4%)	5.5%
Interest expense	(7.9%)	(8.9%)	(7.8%)	(8.5%)
Interest income	0.1%	0.0%	0.2%	0.0%
Other income (expense)	0.0%	0.0%	0.0%	0.0%

Loss before provision for income taxes	(7.1%)	(2.3%)	(8.0%)	(3.0%)
Provision for income taxes	(0.1%)	(0.2%)	(0.2%)	(0.3%)

Net loss	(7.2%)	(2.5%)	(8.2%)	(3.3%)

Key Components of Results of Operations
Revenues
Our revenues, as detailed in the table above, consist primarily of network services revenues, which consists primarily of voice and data managed and hosted services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and hosted services. Wholesale services consist of voice and data services, data collocation services and transport services. Access services includes carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.
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
Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. Rates were subject to a surcharge that increased by a predetermined amount on each of the first, second and third anniversaries of the agreements’ terms and is now fixed for the duration of the agreements’ terms. The commercial agreements, which expire in 2010 and 2011, require certain minimum purchase obligations, which we have met in all of the years we were under the commercial agreements.
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

Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents income (loss) from operations, before depreciation and amortization, software development expenses and selling, general and administrative expenses (“SG&A”). Gross profit (exclusive of depreciation and amortization), is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of gross profit (exclusive of depreciation and amortization), to income (loss) from operations as income (loss) from operations is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Income (loss) from operations	$800	$7,435	$(1,987)	$19,263
Depreciation and amortization	17,828	12,111	54,525	37,913
Software development	414	487	1,229	1,418
Selling, general and administrative	41,467	37,841	127,150	119,677

Gross profit (exclusive of depreciation and amortization)	$60,509	$57,874	$180,917	$178,271

Gross profit, as a percentage of revenue	48.2%	51.3%	48.0%	50.6%

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
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2009
Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2008 and 2009.
The following table provides a comparison of components of our gross profit (exclusive of depreciation and amortization) for the three months ended September 30, 2008 and 2009:

	Three Months Ended September 30,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$120,570	96.0%	$109,053	96.7%	(9.6%)
Other	4,965	4.0%	3,665	3.3%	(26.2%)

Total revenues	125,535	100.0%	112,718	100.0%	(10.2%)

Cost of revenues:
Network services	62,742	50.0%	53,162	47.2%	(15.3%)
Other	2,284	1.8%	1,682	1.5%	(26.4%)

Total cost of revenues	65,026	51.8%	54,844	48.7%	(15.7%)

Gross profit:
Network services	57,828	46.1%	55,891	49.5%	(3.3%)
Other	2,681	2.1%	1,983	1.9%	(26.0%)

Total gross profit	$60,509	48.2%	$57,874	51.3%	(4.4%)

Revenues
Revenues for the three months ended September 30, 2008 and 2009 were as follows:

	Three Months Ended September 30,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$108,446	86.4%	$98,814	87.6%	(8.9%)
Wholesale	4,926	3.9%	4,637	4.1%	(5.9%)
Access	7,198	5.7%	5,602	5.0%	(22.2%)

Total network services	120,570	96.0%	109,053	96.7%	(9.6%)
Other	4,965	4.0%	3,665	3.3%	(26.2%)

Total revenues	$125,535	100.0%	$112,718	100.0%	(10.2%)

Overall our revenues have declined 10.2% when comparing the three months ended September 30, 2008 with the same period in 2009. Our overall revenue decline primarily stems from declines in voice services revenues, which have decreased $10.7 million or 13.2% between 2008 and 2009. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Part of the decrease was also attributable to our decision to discontinue the use of telemarketing as a sales channel for new sales. The voice service revenue decrease experienced during the current quarter has moderately accelerated over decreases experienced in previous quarters, which we attribute to the current economic conditions. Historically, our data services revenues have increased on a quarter over quarter basis and have partially mitigated our declines in voice services, however, data services revenues were unchanged when comparing the three months ended September 30, 2008 with the same period in 2009. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In terms of absolute dollars, our wholesale revenues from our T-1 and data products as well as from voice terminations showed only modest declines. Our other revenues, which include data cabling, service installation and wiring and phone systems sales and installation, have declined due to current economic conditions.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $54.8 million for the three months ended September 30, 2009, a decrease of 15.7% from $65 million for the same period in 2008. As part of our continual improvement efforts, we were able to improve the efficiency of our network and improve our margins. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $51.5 million, or 79.2% of our total cost of revenues for the three months ended September 30, 2008 and $44.2 million, or 80.5% in the three months ended September 30, 2009. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $13.3 million, $6.8 million and $13.5 million, respectively, for the three months ended September 30, 2008. These costs totaled $11.2 million, $6.0 million and $13.3 million, respectively, for the three months ended September 30, 2009. Combined these costs decreased by 9.2% between 2008 and 2009. We have experienced a decrease in costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $57.9 million for the three months ended September 30, 2009, a decrease of 4.4% from $60.5 million for the same period in 2008. As a percentage of revenues gross profit increased to 51.3% in 2009 from 48.2% in 2008. The increase in gross profit as a percentage of revenues is primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit will improve.

Selling, General and Administrative
SG&A expenses were $37.8 million, 33.6% of revenues, for the three months ended September 30, 2009, a decrease of 8.9% from $41.5 million, 33.0% of revenues, for the same period in 2008. This decrease is primarily due to decreased employee costs of $2.3 million, which reflects cost savings achieved through reduced headcount, and decreased commission expenses of $1.2 million due to declining revenues. We continue to look for additional cost savings in various categories throughout the organization.
Depreciation and Amortization
Depreciation and amortization costs were $12.1 million for the three months ended September 30, 2009, a decrease of 32.0% from $17.8 million for the same period in 2008. This decrease in depreciation and amortization expense was due to fully amortizing some of our acquired customer base intangible assets during 2008. Amortization expense included in our results of operations for customer base intangible assets for the three months ended September 30, 2009 was $3.7 million, a decrease of $5.6 million, from $9.3 million included in our results of operations during the same period in 2008.
Interest
Interest expense was $10.0 million for the three months ended September 30, 2009 and was unchanged from the same period in 2008. Our effective annual interest rates for the three months ended September 30, 2008 and 2009 is as follows:

	Three Months Ended September 30,
	2008	2009

Interest expense	$10,019	$10,043
Weighted average debt outstanding	$310,882	$330,105
Effective annual interest rate	12.89%	12.17%

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009
Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2008 and 2009.
The following table provides a comparison of components of our gross profit (exclusive of depreciation and amortization) for the nine months ended September 30, 2008 and 2009:

	Nine Months Ended September 30,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$363,458	96.3%	$339,653	96.4%	(6.5%)
Other	13,933	3.7%	12,590	3.6%	(9.6%)

Total revenues	377,391	100.0%	352,243	100.0%	(6.7%)

Cost of revenues:
Network services	189,307	50.2%	167,883	47.7%	(11.3%)
Other	7,167	1.8%	6,089	1.7%	(15.0%)

Total cost of revenues	196,474	52.0%	173,972	49.4%	(11.5%)

Gross profit:
Network services	174,151	46.1%	171,770	48.8%	(1.4%)
Other	6,766	1.9%	6,501	1.8%	(3.9%)

Total gross profit	$180,917	48.0%	$178,271	50.6%	(1.5%)

Revenues
Revenues for the nine months ended September 30, 2008 and 2009 were as follows:

	Nine Months Ended September 30,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$327,822	86.9%	$306,519	87.0%	(6.5%)
Wholesale	13,944	3.7%	14,519	4.1%	4.1%
Access	21,692	5.7%	18,615	5.3%	(14.2%)

Total network services	363,458	96.3%	339,653	96.4%	(6.5%)
Other	13,933	3.7%	12,590	3.6%	(9.6%)

Total revenues	$377,391	100.0%	$352,243	100.0%	(6.7%)

Overall, our revenues have declined 6.7% when comparing the nine months ended September 30, 2008 with the same period in 2009. Our overall revenue decline primarily stems from declines in voice services revenues, which have decreased $25.0 million or 10.1% between 2008 and 2009. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Part of the decrease was also attributable to our decision to discontinue the use of telemarketing as a sales channel for new sales. The voice services revenues decrease experienced during the current quarter has moderately accelerated over decreases experienced in previous quarters, which we attribute to the current economic conditions. This decrease has been slightly offset by an increased demand for our data, hosted and managed services. Our revenues from data services have increased by $3.7 million or 4.8% when comparing the nine months ended September 30, 2008 with the same period in 2009. The decrease in our voice services have also been partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues, which include data cabling, service installation and wiring and phone systems sales and installation, have declined due to current economic conditions.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues was $174.0 million for the nine months ended September 30, 2009, a decrease of 11.5% from $196.5 million for the same period in 2008. As part of our continual improvement efforts, we were able to improve the efficiency of our network and improve our margins. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third-party providers comprised $155.3 million, or 79.0% of our total cost of revenues for the nine months ended September 30, 2008 and $138.1 million, or 79.4% in the nine months ended September 30, 2009. The most significant components of our costs purchased from third-party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $40.1 million, $19.7 million and $41.1 million, respectively, for the nine months ended September 30, 2008. These costs totaled $34.9 million, $19.0 million and $40.4 million, respectively, for the nine months ended September 30, 2009. Combined, these costs decreased by 6.5% between 2008 and 2009. We have experienced a decrease in costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $178.3 million for the nine months ended September 30, 2009, a decrease of 1.5% from $180.9 million for the same period in 2008. As a percentage of revenues gross profit increased to 50.6% in 2009 from 48.0% in 2008. The increase in gross profit as a percentage of revenues is primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit will improve.
Selling, General and Administrative
SG&A expenses were $119.7 million, 33.9% of revenues, for the nine months ended September 30, 2009, a decrease of 5.9% from $127.2 million, 33.7% of revenues, for the same period in 2008. This decrease is primarily due to decreased employee costs of $3.7 million due to cost savings achieved through reduced headcount, decreased commission expenses of $3.5 million due to declining revenues, and decreased professional and consulting fees of $0.9 million due to the reduced use of outside professional and temporary help. These decreases were partially offset by increased bad debt expenses of $1.1 million from increased accounts receivable write-offs during the nine months ended September 30, 2009. We continue to look for additional cost savings in various categories throughout the organization.
Depreciation and Amortization
Depreciation and amortization costs were $37.9 million for the nine months ended September 30, 2009, a decrease of 30.5% from $54.5 million for the same period in 2008. This decrease in depreciation and amortization expense was due to fully amortizing some of our acquired customer base intangible assets during 2008. Amortization expense included in our results of operations for customer base intangible assets for the nine months ended September 30, 2009 was $12.0 million, a decrease of $17.3 million from $29.3 million included in our results of operations during the same period in 2008.

Interest
Interest expense was $30.1 million for the nine months ended September 30, 2009, an increase of 2.0% from $29.5 million for the same period in 2008. The increase was primarily a result of having a higher average outstanding debt balance for the nine months ended September 30, 2009 compared to 2008. The higher average debt balance is due to the outstanding borrowings on our revolving credit facility. Our effective annual interest rates for the nine months ended September 30, 2008 and 2009 are as follows:

	Nine Months Ended September 30,
	2008	2009

Interest expense	$29,474	$30,143
Weighted average debt outstanding	$310,105	$331,202
Effective annual interest rate	12.67%	12.13%
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and access to undrawn portions of our $25.0 million credit facility and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. As of September 30, 2009, we have $6.0 million of capital lease obligations outstanding under our capital lease line. As of September 30, 2009, we had $23.5 million of outstanding borrowings under our revolving credit facility, all of which we have invested in U.S. Treasury notes. Additionally, we have used our credit facility to collateralize $1.3 million of outstanding letters of credit as of September 30, 2009. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of September 30, 2009, we require approximately $102.4 million in cash to service the interest due on our notes throughout the remaining life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
For information regarding our revolving credit facility and senior secured notes, see our Form 10-K for the year ended December 31, 2008.

Disputes
During December 2008, we finalized a settlement with Verizon, which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. The settlement included a comprehensive mutual release of any liability or potential liability between the parties effective as of that date. We nonetheless continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $20 million as of September 30, 2009. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2009
Cash Flows from Operating Activities
Cash provided by operating activities was $7.2 million for the nine months ended September 30, 2008, compared to cash provided by operating activities of $16.2 million for 2009. During the nine months ended September 30, 2009 and 2008, we paid $34.1 million in interest expense on our notes and $0.9 million in interest expense on our credit facility. The change in cash provided by operations was due to the improvement in our income from operations partially offset by payments made in connection with our settlement with Verizon.
Cash Flows from Investing Activities
Cash used in investing activities was $36.8 million for the nine months ended September 30, 2008, compared to $24.5 million for 2009. The change in cash flow from investing activities was primarily due to decreased capital expenditures during the nine months ended September 30, 2009. Additionally, we used $5.0 million during the nine months ended September 30, 2008 to acquire Lightwave.
Cash Flows from Financing Activities
Cash flows provided by financing activities were $10.4 million for the nine months ended September 30, 2008, compared to cash used in financing activities of $2.7 million for 2009. The change in cash flows from financing activities was primarily due to a reduced amount of borrowing from our capital lease line and revolving line of credit in the nine months ended September 30, 2009 as compared to the same period in 2008.
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
Other Matters
At September 30, 2009, we had NOL carryforwards for federal and state income tax purposes. The amount of such available NOL carryforwards which may be available to offset future taxable income was approximately $139.2 million. The Company has provided a full valuation allowance against the net deferred tax assets as of September 30, 2009 because management does not believe it is more likely than not that this asset will be realized.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our long-term obligations consist primarily of long-term debt with fixed interest rates and our revolving credit facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and although our write-offs have increased during the nine months ended September 30, 2009, we have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of September 30, 2009. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
Our investment securities are classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reflected in stockholders’ deficiency. Our investment securities are comprised solely of short-term U.S. Treasury notes with original maturity dates of three to nine months. These investment securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of our 11 3/8% senior secured notes due 2012 was approximately $274.9 million at September 30, 2009. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the long-term debt outstanding under our revolving credit facility approximates its carrying value of $23.5 million due to its variable interest rate. A change in interest rates of 100 basis points would change our interest expense by $0.2 million on an annual basis.
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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009. For information regarding the Company’s internal control over financial reporting, see our Form 10-K for the year ended December 31, 2008.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We are also a party to certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. We are also involved in certain billing and contractual disputes with our vendors. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition, results of operations or cash flows.
For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2008.
Item 1A. Risk Factors
CIT Group, Inc. (“CIT”), an affiliate of one of our lenders under our credit facility filed for bankruptcy on November 1, 2009. We do not expect that CIT’s bankruptcy filing will have a negative impact on us, but there can be no such assurances. We will continue to monitor the situation.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

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