Form 10-K
period 2009-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2010-03-29
CIK 1104358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from                      to
Commission File Number 333-142946
Broadview Networks Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	11-3310798
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

800 Westchester Avenue,	10573
Suite N501 Rye Brook, NY 10573	(Zip Code)
(Address of principal executive offices)
(914) 922-7000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
NONE
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
NOT APPLICABLE because no public equity market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 29, 2010
Series A common stock, $.01 par value	9,333,680
Series B common stock, $.01 par value	360,050
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

In this report, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries unless the context indicates otherwise. For periods prior to January 14, 2005, all references to “Broadview,” “we,” “us,” the “Company” or “our” are to Bridgecom Holdings, Inc. and its subsidiaries. In connection with the Bridgecom merger that occurred on January 14, 2005, Bridgecom Holdings, Inc. was deemed the accounting acquirer. Except as the context otherwise requires, references to “Eureka Acquisition” are to Eureka Acquisition Corporation, references to “InfoHighway” are to Eureka Broadband Corporation doing business as InfoHighway Communications, references to “ATX” are to ATX Communications, Inc., references to “Bridgecom” are to Bridgecom Holdings, Inc. and its subsidiaries, references to “MCG” are to MCG Capital Corporation, references to “Baker” are to Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P., collectively, and references to “NEA” are to New Enterprise Associates VII, L.P., NEA Presidents Fund, New Enterprise Associates 9, L.P., NEA Ventures 1998, L.P. and New Enterprise Associates 10, L.P., collectively. References to “fiscal year” mean the year ending or ended December 31. For example, “fiscal year 2009” means the period from January 1, 2009 to December 31, 2009.
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and “forward-looking statements.” All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:
•	servicing our substantial indebtedness;
•	our history of net losses;
•	the elimination or relaxation of certain regulatory rights and protections;
•	billing and other disputes with vendors;
•	failure to maintain interconnection and service agreements with incumbent local exchange and other carriers;
•	the loss of customers in an adverse economic environment;
•	regulatory uncertainties in the communications industry;
•	system disruptions or the failure of our information systems to perform as expected;
•	the failure to anticipate and keep up with technological changes;
•	inability to provide services and systems at competitive prices;
•	difficulties associated with collecting payment from incumbent local exchange carriers, interexchange carriers and wholesale customers;
•
the highly competitive nature of the communications market in which we operate including competition from incumbents, cable operators and other new market entrants, and declining prices for communications services;

•	continued industry consolidation;
•	restrictions in connection with our indenture governing the notes and credit agreement governing the credit facility;
•	government regulation;
•	increased regulation of Internet-protocol-based service providers;
•	vendor bills related to past periods;
•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers;
•	limits on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;
•	disruption and instability in the financial markets;
•	the solvency and liquidity of the administrative agent and primary creditor under our revolving credit facility;
•	the financial difficulties by others in our industry;
•	the failure to retain and attract management and key personnel;
•	the failure to manage and expand operations effectively;
•	the failure to successfully integrate future acquisitions, if any;
•	misappropriation of our intellectual property and proprietary rights;
•	the possibility of incurring liability for information disseminated through our network;
•	service network disruptions due to software or hardware bugs of the network equipment; and
•	fraudulent usage of our network and services.
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
For the year ended December 31, 2009, we generated revenues of $456.5 million. For the year ended December 31, 2009, revenues from retail end-users represented 87.0% of our total revenues, revenues from wholesale end-users represented 4.4% of our total revenues and revenues from carrier access and reciprocal compensation represented 5.2% of our total revenues. We recorded net losses of, $65.5 million in 2007, $42.9 million in 2008, and $13.9 million in 2009. In addition, as of December 31, 2009, we had $331.4 million of total outstanding indebtedness.
We target small and medium sized business or enterprise customers located primarily within the footprint of our switching centers and our 260 collocations in 20 Northeast and Mid-Atlantic regional markets. We focus our sales efforts on communications-intensive business customers who require multiple products that can be cost-effectively delivered on our network. These customers generally purchase higher margin services in multi-year contracts resulting in higher customer retention rates. As of December 31, 2009, we provided services to approximately 54,000 business customers and had approximately 75% of our total lines provisioned on-net.
The Company, doing business as Broadview since its acquisition in 2005, was founded in 1996 as Bridgecom International, Inc. to take advantage of the competitive opportunities in the local exchange communications market created by the Telecommunications Act of 1996 (the “Telecommunications Act”). Since then, management has responded to market and regulatory changes by strategically deploying facilities and merging with or acquiring companies with the necessary footprint, facilities and customer base to sustain and grow our business. We merged with Broadview Networks on January 14, 2005 to transfer our small and medium enterprise customers clustered in the New York metropolitan area to our own switches, gaining improved margins, more control over service delivery and more comprehensive customer care.
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

On May 31, 2007, we acquired InfoHighway. InfoHighway delivered voice and data services, as well as hosted and managed communications solutions, to business customers in the Northeastern United States. InfoHighway’s network-based solutions include a wide range of hosted private branch exchange solutions (“HPBX”), converged services based on VoIP technology and high-bandwidth Internet access products. InfoHighway had large concentrations of customers in the New York metropolitan market, including northern New Jersey. In addition, InfoHighway’s approximately 500 “lit” buildings allowed us access to customers over a cost-effective shared infrastructure. The acquisition of InfoHighway has resulted in greater business density and network utilization.
On September 18, 2008, we acquired the assets of Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave was a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. This acquisition complemented our acquisition of ATX and enabled us to further penetrate into the Mid-Atlantic region.
We believe our network assets and facilities have the breadth and flexibility to address the complex voice and data demands of our target customers. Our network is comprised of Nortel DMS-500 and Lucent 5ESS multi-service switches, an Alcatel DEX switch, MetaSwitch Internet-Protocol softswitch Call Agents and media gateways, a Lucent Compact Switch, Juniper M-Series and Cisco Internet-Protocol routers, Actelis ML Series and Hatteras Networks Ethernet access systems, 260 collocations in the central offices of Verizon Communications, Inc. and its affiliates (collectively, “Verizon”) and approximately 3,000 route miles of metro and long-haul fiber. By providing services utilizing our own and leased facilities, we believe we can (i) enhance service quality and reliability, (ii) maintain attractive margins and cash flow, (iii) provide advanced services, (iv) have greater control over customer care and service delivery and (v) reduce exposure to regulatory risks. We access our customers using unbundled network elements (including unbundled network element loops), special access circuits and digital T-1 and DS3 transmission lines for our on-net end-users. In addition, we have commercial agreements with Verizon and AT&T Inc. (“AT&T”), under which we offer off-net alternatives.
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
Finally, we have cost-effectively developed a scalable, proprietary integrated operational support system (“OSS”) that seamlessly integrates real-time management and reporting of sales activities, automated sales proposal generation, order entry and tracking, network inventory and service provisioning/delivery, billing, customer care, network management and trouble reporting and automated testing and repair. In addition, our OSS delivers sophisticated on-line tools to our direct, agent and wholesale sales executives, as well as to our customers, to directly input, manage and control their orders, bills and services in real time. Our integrated OSS is a core component of our success, enabling us to efficiently and effectively operate our existing business, evolve to integrate new technologies and service offers and integrate acquisitions.
Industry Overview
The market for communications services, particularly local voice, is dominated by the incumbent local exchange carriers in the United States. These carriers consist primarily of the Regional Bell Operating Companies (“RBOCs”), which include Verizon, AT&T, Inc. (“AT&T”) and Qwest. While the RBOCs own substantially all of the local exchange networks in their respective operating regions, competitive communications providers hold significant market share. According to data from the Federal Communication Commission (“FCC”), as of June 30, 2008, competitive communications providers served 30 million, or 19.4%, of end-user lines in the United States. In addition, the number of competitive communications providers in the United States has been reduced as the industry continues to consolidate. Since June 2005, we believe over 60 mergers and acquisitions have been completed. While the RBOCs provide a broad range of communications services, we believe that they have largely neglected the small and medium sized business segment due to an increased focus on the global enterprise business segments of the market, increased competitive pressures in the residential market and the integration of recent mergers and acquisitions. We believe this lack of focus from the RBOCs has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view the market as a sustainable growth opportunity and have therefore focused our strategies on providing small and medium sized businesses with a competitive communications solution.

Our Strengths
We believe that we have the following competitive strengths:
Significant Growth Potential of Our Newer Product Offerings. We believe that our current market penetration and ability to deliver a complete end-to-end communications solution to small and medium sized business customers, including access, voice and data services, equipment, applications and professional services, provides us with significant growth potential. According to data prepared by the FCC, as of December 31, 2007 there are approximately 16.5 million business lines in our target market. We focus our sales efforts on communications intensive business customers who require multiple services and complex communications solutions. We believe these organizations have historically been underserved by the Regional Bell Operating Companies and have limited alternatives for high quality integrated communications products and services. We believe that this demand, combined with our current product and service offerings, presents us with significant growth opportunities which will enable us to increase our market penetration within our operating footprint. As of December 31, 2009, we served approximately 54,000 business customers and more than 750,000 line equivalents in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan cities such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston.
Experience Integrating Companies and Providing New Services. Since our inception, we have acquired and successfully integrated companies and assets into our operations. We have cost-effectively migrated off-net customers to our network, integrated OSS infrastructure and aligned cost structures. For example, our experience and operating platform allowed us to successfully integrate the operations and customers of ATX, InfoHighway and Lightwave in a timely and cost-efficient manner. The scalability and breadth of our network and integrated OSS infrastructure enables us to increase our customer base with minimal incremental capital and personnel investment.
Unique Integrated OSS Infrastructure. We believe that our integrated OSS differentiates our operations in the market and provides us with a sustainable advantage over our competition. Our integrated OSS seamlessly combines and automates the order entry and provisioning process in real-time. The system delivers customer- and sales channel-facing web portals, extensive sales automation tools, efficient electronic order entry, flow-through network service provisioning, high volume and multi-location billing, alarm and event surveillance, performance management, trouble ticketing and automated service testing and repair. Our customers have the ability to customize and transform their bills into effective management reports for monitoring costs and usage. The summary billing information and the detailed billing data are available on our e-Care customer web portal and can be downloaded into data processing formats for further analyses. We have also developed a user-friendly and fully automated platform for our direct and indirect sales forces, which allows them to enter and track orders, trouble tickets and commissions online, thereby allowing them to effectively service and manage our customers. Since our OSS is developed in-house, using scalable software languages such as Java and .net, we continually expand and enhance the capabilities of our systems driven by the needs of our business and our customers, providing ever more sophisticated tools for our direct and indirect sales executives and customers to order, monitor and manage their services and billing information, extending our advantage.
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

Facilities-Based Network Infrastructure. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line (“DSL”) and next generation services, such as dynamic VoIP integrated T-1s, hosted VoIP solutions, Ethernet in the First Mile and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers, application servers and related equipment and owned and leased communications lines and transport facilities. As of December 31, 2009, approximately 75% of our total lines were on-net. We have deployed an IP-based platform that facilitates the development and delivery of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. Contrary to many providers of VoIP and IP-based services, we do not rely on the public internet and therefore are able to ensure quality of service and differentiated services by exercising direct control of our IP infrastructure.
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

Region	Market
New York Metro	New York City
Long Island
Westchester
Pennsylvania	Allentown
Harrisburg
Philadelphia
Upstate New York	Buffalo
Syracuse
Albany
Massachusetts	Boston Metro
Western MA
New Jersey	Northern NJ
Southern NJ
Rhode Island	Rhode Island
New Hampshire	New Hampshire
Maryland	Baltimore
Delaware	Delaware
District of Columbia	District of Columbia
Northern Virginia	Northern Virginia
Connecticut	Connecticut
OfficeSuite Nationwide	Nationwide

Our Customers
Our customer base consists primarily of small and medium sized business customers in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. We now offer our hosted IP product, OfficeSuite, on a nationwide basis. We utilize nationwide partners for last mile and transport access back to our network. We also provide services to residential customers, although we no longer actively market to new residential accounts. Approximately 87% of our revenues are generated from retail end-user billing.
Our retail business customers represent a wide variety of industries, including healthcare services, education, personal services, retail, auto (dealers/service/repair), real estate, non-profits, associations and professional services. As of December 31, 2009, no single retail customer represented more than 1% of our total revenue.
Our wholesale line of business serves other communications providers with voice and data services, data collocation and other value-added products and services.
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
Data Services
Our data service offerings are designed to provide a full range of services targeted at businesses that require single or multipoint high-speed, dedicated data connections. We provide dedicated transmission capacity on our networks to customers that desire high bandwidth data links between locations, or to the Internet. Internet connections are provided via DSLs, T-1, DS3 or Ethernet, depending on our customer’s bandwidth and security needs. Point-to-point services include MPLS, which is often used as a frame relay replacement. In addition, our IP Virtual Private Network data network services include multiple classes of service for differentiated levels of quality of service (“QoS”), service level agreements and security. In addition, through arrangements with national IP network providers, we offer these services on a nationwide basis to those of our business customers who have locations outside of our network footprint. These services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also affording high-speed access to the Internet.
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

Our largest sales channel is our direct sales division. As of December 31, 2009, this group consisted of approximately 190 quota-bearing sales representatives. This group focuses primarily on selling to new small and medium sized business end-user customers using vertical marketing and networking strategies to maximize their results. This group also leverages our knowledge of our existing customers’ business needs to up-sell additional services and applications, enhancing and further strengthening the relationships with our customers and increasing revenue per customer.
Our agent division’s main objective is to leverage our strengths to specific market segments through independent contractors. The agent division focuses on customers who are already aligned with a communications consultant that may not provide many of the services we provide and who are looking to their consultant for a solution. We have also selected the agent division as our primary distribution channel for our nationwide OfficeSuite offering. Currently, our agent division maintains approximately 300 relationships.
In early 2009, we suspended the use of a third sales channel. The inside sales channel consisted of third-party marketing firms and internal telemarketing sales representatives acquired in connection with the Lightwave acquisition who focused on smaller customers. These customers were slightly outside of our target market, had lower customer retention, had higher bad debt and it was no longer cost-effective to maintain efforts to acquire more of them.
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
Customer Service and Retention
Our customer relationship management division uses a multi-tiered, multi-channel level of support to target specific levels of service to our retail and wholesale customers as well as our multiple sales distribution channels. Our inbound contact center, 1-800-BROADVIEW, is staffed 24 hours per day, 7 days per week, 365 days per year with customer care representatives, staffed both internally and through third party agencies, who handle all aspects of a customer’s communications including billing questions, payments, repairs, changes of service, and new service requests. Redundant internal physical facilities are staffed and operated in Pennsylvania and New York with automatic cut-over capabilities, along with fully redundant facilities through our third party agencies. All facilities are staffed by specialists who are trained to handle all of our customers’ requests.
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
The direct and agent sales distribution channels are supported by a dedicated team of individuals focused on the success of their assigned sales channel. Sales regions have dedicated service representatives who handle service requests from the field direct sales and agent sales forces. In 2009, we won the 2009 Stevie Award for Best Sales Support Team. The award specifically recognized the achievements of Broadview’s commission team, which supports multiple sales channels including direct, agent and affinity partners. In 2008, the team overhauled Broadview’s legacy commissioning systems resulting in expedited payment schedules, reduced processing times, and enhanced reporting capabilities. The team’s outstanding performance contributed to greater employee, agent and partner satisfaction.

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
Our customer relationship management division utilizes various technologies to gain efficiencies and improve the level of service and options for customers. In addition to having the option to speak to a representative 24 hours per day, 7 days per week, customers also have several self-service options. Our interactive voice response system, known as Express Care, provides automated telephone billing and collections options as well as network outage notifications. The system also utilizes value based routing to prioritize high value customers as first priority response. Our e-Care web-based options allow customers the same billing and payment options as well as the ability to download and analyze billing detail and copies of their bill. Our new eCare Enterprise web-based application provides even more customer self serve capabilities, including the ability to enter and track trouble tickets, and to perform toll free and DID number rerouting, all in real time. Customers can also contact customer relationship management through the contact manager application on the e-Care site. Customer relationship management also utilizes a fully automated system that continually updates customers about ongoing repair issues via e-mail or outbound phone call.
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
Voice and Data Switches
We currently have Nortel DMS-500 and Lucent 5ESS multi-service switches, an Alcatel DEX switch, MetaSwitch IP call agents and softswitch gateways and a Lucent Compact Switch serving multiple markets in ten states. Our switches offer a complete suite of voice services, delivering local, long distance, Centrex services and a full suite of Class services that our customers currently utilize. We deploy Cisco MGX/BPX ATM switches, Cisco and Juniper core and provider edge IP and Ethernet routers, and switches from Cisco, Juniper, Foundry Networks and Extreme Networks.
Collocations and Edge Equipment
We are currently collocated in approximately 260 Verizon end offices in the New York City metro area, Upstate New York (including Syracuse, Albany, Buffalo), Massachusetts, Rhode Island, New Hampshire, New Jersey, Pennsylvania, Maryland, Delaware and Washington, D.C. The Zhone Universal Edge UE9000, the CTDI Intelligent Multi-service Access System (“IMAS”), the Lucent AnyMedia Access System and Force10 TraverseEdge and WideBank multiplexers deployed in incumbent local exchange carrier collocations, allow us to deliver POTS, T-1 voice, Primary Rate Interface T-ls, integrated voice and data T-ls and a full suite of DSL high speed data services using incumbent local exchange carrier unbundled network element loops. We have deployed Actelis ML Series and Hatteras Networks Ethernet access systems in certain major metropolitan collocations allowing us to provide multi-megabit Ethernet access services. We will continue to expand this technology in other service areas.
On-Net (“Lit”) Buildings
With the acquisition of InfoHighway, we have approximately 500 commercial buildings in metro New York and Washington, D.C., which have Ethernet switches and routers, as well as integrated access devices. Voice, data and Internet services are provided directly to customers within the buildings over in-building wiring and optical fiber, which allows for rapid installation of services. We manage the riser plant within some of these buildings on behalf of the landlords under contracts.

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
Fiber Network and Fiber Equipment
We operate a multi-state fiber network consisting of local metropolitan fiber rings and interstate long haul fiber systems. The fiber network consists of our owned fiber, dark fiber, Indefeasible Rights to Use, and light-wave Indefeasible Rights to Use from multiple providers. We have approximately 3,000 route fiber miles consisting of both our owned fiber and dark fiber, pursuant to Indefeasible Rights to Use. We currently have Lucent FT2000 OC48, Lucent OLS 40G DWDM systems and Force10 Networks optical transport systems in operation on the fiber network.
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
In September 2009, we acquired the intellectual property and source code for the enabling technology behind our hosted internet protocol phone service from Natural Convergence, Inc. (“NCI”). This technology was previously being used under a license agreement with NCI. We also hired the key NCI development, test and support resources. As a result, we are now positioned to directly control the ongoing development and enhancement of the NCI platform, and to make available to our hosted VoIP customers unique and differentiated applications and services.
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
The deployment of on-net facilities allows us to improve margins, provides the greatest flexibility in offering product solutions and provides us with greater control over surveillance and repair of facilities. As of December 31, 2009, we had approximately 260 collocations that allowed us to serve approximately 75% of our total lines through an on-net arrangement, either T-1 or unbundled network element loops.

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
Off-Net: Off-net access methods are used to implement our strategy by acquiring customers located in Verizon central offices in which there is not yet sufficient density to build a collocation. Off-net access is also used to serve off-net locations of a multi-location account. There are two major forms of off-net access. The first is utilizing the transport and/or loops and facilities of a communications provider other than the RBOC. We have contracts with multiple providers of access and transport. The second is provided through RBOCs. We have entered into commercial agreements with Verizon and AT&T, which provide availability and predictable pricing for the required access and associated features needed to provide off-net services to our end-users.
Service Agreements with Carriers
We obtain services from Verizon through state-specific interconnection agreements, commercial agreements, local wholesale tariffs and interstate contract tariffs. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, Virginia, Maryland, Delaware, Rhode Island and Washington, D.C. Though the initial terms of all of our interconnection agreements have expired, each of these agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. We are in the process of renegotiating with Verizon the terms of our multiple New York interconnection agreements. While our principle commercial agreement expires at the end of April, 2010 and our secondary commercial agreement has expired, we have reached an agreement in principle with Verizon as to the economic terms of an amended and restated commercial agreement. This amended and restated commercial agreement, which we anticipate will be signed within a matter of weeks, will extend into 2013 and will continue to allow us to purchase off-net services from Verizon at unbundled network element (“UNE”) - platform rates subject to a tiered surcharge reflective of the number of lines we place under the agreement. We will be required under our amended and restated commercial agreement with Verizon to maintain a certain volume of lines on a “take-or-pay” basis. Our remaining commercial agreement with Verizon expires at the end of June 2010. Our Verizon interstate contract tariffs allow us to purchase high capacity loops and transport at discounted rates. The interstate contract tariffs require us to maintain a certain number of channel terminations on a “take-or-pay” basis. We have entered into five- and seven-year interstate contract tariffs for Verizon’s southern and northern territories, as well as an additional five-year interstate contract tariff, which further incentivizes our use of Verizon special access services. For Connecticut, we have both an interconnection and a commercial agreement with Southern New England Telephone Company, a subsidiary of AT&T. For Maine, New Hampshire and Vermont, we maintain interconnection and commercial agreements with Fairpoint Communications, Inc. (“Fairpoint”). We are currently negotiating agreements with ILECs outside the Verizon Northeast and Mid-Atlantic service areas to support our nation wide service offering.
We maintain agreements with a number of other carriers for the provision of network facilities, including fiber routes and high capacity loops and transport, internet service providers, and local voice and data services. These agreements often provide cost-effective alternatives to ILEC-provided services. We also maintain agreements with a number of different long distance carriers. Under the terms of these long distance contracts, after meeting certain minimum purchasing requirements, we are able to choose which services and in what volume we wish to obtain the services from each carrier. Finally, we maintain agreements with various entities for ancillary services such as out-of-band signaling, directory assistance and 9-1-1.
For more information, see “Risk Factors — Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.”

Integrated OSS
We have developed and continue to improve and update our integrated sales automation, order processing, service provisioning, billing, payment, collection, customer service, network surveillance, testing, repair and information systems that enable us to offer and deliver high-quality, competitively priced telecommunication services to our customers. Through dedicated electronic data connections with the Regional Bell Operating Companies, from which we purchase local access services including unbundled network element loops, and our commercial agreements, resale services and T-1, as well as connections to our long distance carriers, we have designed our systems to process information on a “real time” basis.
Our core OSS combines extensive internal developments with our superior licensed software and applications, all internally integrated through in-house development resources. Software supporting business processes and operations has been developed in-house largely in Java, with some front end systems written in Microsoft’s .net, supporting both portability and scalability. Systems supporting network management and operation are composed of licensed core applications platforms that have been extensively customized and integrated by in-house software developers. Process automation is achieved through various applications, which are integrated with workflow to track, report on and drive work orders through from start to finish. Our systems are designed to require single data entry and maximum flow-through from the initial contact with prospective customers, through order entry and on to service provisioning. We use BEA Weblogic to develop and extend our workflows across the various applications, driving automation of processes and the flow of orders and repair throughout the organization. Our applications include the following:
Sales, Order Entry and Provisioning Systems
Our sales automation, order entry and provisioning systems enable us to shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with SalesTrak, a unified portal offering an extensive array of sales tools and capabilities. Among the sales tools available within SalesTrak is iLead, a web-based sales process and funnel management application. iLead manages the sales process from initial prospecting through to close, and includes a hierarchical set of reports and dashboards designed to provide extensive oversight and sales forecasting accuracy. Information entered into iLead flows through the entire sales and order entry process, augmented along the way as additional information is obtained or required. The progression from lead to opportunity, proposal, signed deal and order entry is seamlessly managed through a tightly coupled software system thus ensuring single data entry and data consistency. Central to our sales system support environment is an application called eSales Enterprise. eSales Enterprise uses the information gathered by the Sales Rep to construct clean, professional proposals. eSales Enterprise is also the online vehicle Sales and Marketing use to approve the terms and conditions of any proposal extended to a customer and, upon closing a deal, is the application used to invoke the order fulfillment process. Prior to submitting an order for access services to the Regional Bell Operating Company, we perform customer credit approval and automatically obtain and process the customer’s service record detailing the customer’s existing phone service to establish their data records in our centralized customer records database. This has enabled us to deliver a highly automated flow-through customer provisioning process for qualified and verified orders.
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

Customer Relationship Management System
Our customer relationship management systems include e-Care, e-Care Enterprise and OpenCafe. e-Care and e-Care Enterprise allow our customers to directly monitor and manage their accounts online. E-Care Enterprise, our newest customer portal, provides customers with the ability to repoint toll free and DID numbers in real time or on a defined schedule, to enter and track trouble tickets, to track service orders and to view, analyze, download and pay bills, with many other enhancements and extensions under development. OpenCafe provides our customer service representatives with real time access to all information pertinent to the customer, in an organized and easy to use front-end system. In addition, OpenCafe is directly coupled with our trouble ticketing and repair tracking systems, allowing instant access to repair status and reporting. We also have a repair system that allows our customer service representatives to analyze customer troubles and repair service issues in real-time, while the customer is on the phone. This system leverages extensive analysis and repair logic developed in-house, providing a simple and highly intuitive front end portal to the service representative. We continue to develop and implement improvements to OpenCafe, delivering more front-line capabilities to our customer service representatives, reducing the length of customer service calls and improving the customer experience. In addition, as stated above, our SalesTrak and AgentTrak portals allow our sales representatives and agents to have direct visibility into our systems to better serve our customers by monitoring customer accounts.
Network Management Systems
Our network management systems include: TTI Netrac, our network alarm surveillance, analysis and reporting system; TTI NeTkT, our integrated trouble ticketing and repair tracking system; Syndesis NetProvision Activator, our DSL provisioning automation system; JDSU’s NetOptimize, our traffic data collection and analysis system; JDSU’s NetAnalyst, our T-1 integrated testing management system; Harris TAC, our copper loop integrated testing system; What’s Up Professional and What’s Up Gold, our customer premise equipment monitoring systems and Telcordia Xpercom, our network inventory records system. With these core licensed applications, our in-house software developers have, through Application Program Interfaces, developed overarching control and management software applications to leverage these systems, and integrated the functionality to our business support applications to deliver seamless service, provisioning and billing. Through these systems, we have automated many key trouble management and resolution functions, including fault isolation, service testing, trouble ticket generation, forwarding, tracking and escalation, automated reporting to our customers and automated close-out of tickets upon customer-acknowledged completions. In addition, we have leveraged these applications to deliver Web-D, our work force management, assignment and tracking application, maximizing the efficiency of our field workforce.
Billing System
Our in house developed billing system enables us to preview and run each of our multiple bill cycles for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage. Our full color, multi-location bill provides the flexibility for customers to customize the arrangement of lines by location, while offering extensive and intuitive management reports that allow customers the insight to manage their communications costs and usage. All billing information is available on-line via our e-Care customer web portals, for viewing, analysis, downloading and on-line payment. And all billing information, including a pdf image of the actual bill, is available on demand in real-time to our customers and customer care representatives for review or discussion with our customers, increasing customer satisfaction. Our customer invoice includes management reports and graphical representations of customer billing information, particularly useful for multi-location customers. We have successfully evolved and enhanced our billing system to support our continually growing suite of services and the dramatically increasing volumes of customers since its initial development. Our billing system capabilities have been a key strength in support of our successful mergers and acquisitions strategy and ability to successfully integrate companies and customer bases while avoiding customer disruption. We have leveraged the capabilities of our billing system to develop enhanced account profitability tools for sales, marketing and customer care, for use in account management and competitive bidding scenarios.
Cost Assurance System
We utilize the services of Contact Telecom to analyze the multiple incumbent local exchange carrier and long distance carrier bills that we receive on a monthly basis, performing comprehensive audits and identifying inconsistencies and charging irregularities. In conjunction with Contact Telecom, we automatically identify discrepancies and generate the appropriate reports and paperwork required for filing with the incumbent local exchange carrier or long distance carriers to pursue our claims and ensure timely processing.

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
Regional Bell Operating Companies
In each of our existing markets, we face, and expect to continue to face, significant competition from RBOCs, which currently dominate their local communications markets as a result of their historic monopoly position. The RBOCs also offer long distance, data and Internet services.
The RBOCs have long-standing relationships and strong reputations with their customers, as well as financial, technical, marketing, personnel and other resources substantially greater than ours. In addition, the RBOCs have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from existing regulations that favor them over us in some respects. We expect that the RBOCs will continue to be the beneficiaries of increased pricing flexibility and relaxed regulatory oversight, which may provide them with additional competitive advantages.
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
Employees
As of December 31, 2009, we had approximately 1,170 employees, including approximately 190 quota-bearing sales representatives. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.

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

•
Resale. Requires all incumbent local exchange carriers and competitive local exchange carriers to permit resale of their communications services without unreasonable or discriminatory restrictions or conditions. In addition, incumbent local exchange carriers are required to offer for resale, wholesale versions of all communications services that the incumbent local exchange carrier provides at retail to subscribers that are not telecommunications carriers at discounted rates, based on the costs avoided by the incumbent local exchange carrier in the wholesale offering.

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
In August 2003, in the Triennial Review Order (“TRO”), the FCC substantially modified its rules governing access to unbundled network elements. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling/databases unbundled network elements but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home loops in greenfield situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, are not subject to unbundling obligations. On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) vacated certain portions of the TRO and remanded to the FCC for further proceedings.
In December 2004, the FCC issued an Order on Remand of the TRO (“TRRO”), which became effective on March 11, 2005. The TRRO further modified the unbundling obligations of incumbent local exchange carriers. Under certain circumstances, the FCC removed the incumbent local exchange carriers’ unbundling obligations with regard to high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. Under the FCC’s new rules, the availability of high capacity loops and transport depends upon new tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of collocated fiber providers in incumbent wire centers. Subsequent to the release of the TRRO, we entered into commercial agreements with Verizon, under which we continued to have access to local switching from Verizon during the terms of the agreements. We have replaced delisted unbundled network element loops and transport with special access, generally at prices significantly higher than unbundled network element rates, unless we can locate alternative suppliers offering more favorable rates.

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
On September 23, 2005, the FCC issued an order (the “Order”) that largely deregulates “wireline broadband Internet access service.” The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both next generation fiber-to-the-premises services and all digital subscriber lines. This decision by the FCC follows the decision by the United States Supreme Court in the Brand X case, issued June 27, 2005, in which the Court held that cable systems are not legally required to lease access to competing providers of Internet access service. Consistent with the FCC’s previous classification of cable modem service as an information service, the FCC classified broadband Internet access service as an information service because it intertwines transmission service with information processing and is not, therefore, a “pure” transmission service such as frame relay or ATM, which remain classified as communications services. The FCC required that existing transmission arrangements between broadband Internet access service providers and their customers be made available for a one year period from the effective date of the Order. This Order does not affect competitive local exchange carriers’ ability to obtain unbundled network elements, but does relieve the incumbent local exchange carriers of any duty to offer Digital Subscriber Line transmission services subject to regulatory oversight. We cannot predict the effect of the Order on our business.
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

In December 2007, the FCC denied a Verizon petition for relief comparable to that accorded Qwest and ACS — forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements — in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area — three of our largest markets. On June 19, 2009, the D.C. Circuit remanded the Verizon forbearance decision to the FCC for further consideration and explanation. On August 20, 2009, the FCC initiated a proceeding to address the remand of the Verizon forbearance decision, as well as the remand of another order denying Qwest UNE-forbearance relief in four of its largest markets. In this proceeding, the FCC will likely adopt a generally applicable UNE-forbearance standard. We cannot predict the outcome of this proceeding or other pending or future UNE-forbearance proceedings or appeals or the effect that these proceedings may have on our business or operations.
On March 19, 2006, the FCC, by inaction, granted Verizon’s Petition for Forbearance from the application of the FCC’s Computer II and Title II requirements to Verizon’s Broadband service offerings. Arguably, the grant of Verizon’s petition permits Verizon to offer DSL, ATM, Frame Relay and T-1 services on a non-common carrier basis, free from unbundling and Total Element Long Run Incremental Cost pricing requirements. Through various ex parte filings, however, Verizon appeared to narrow its petition to ask for far more limited relief, arguably limiting the requested relief to a select group of service offerings. Other incumbent local exchange carriers have sought and been granted similar relief. On October 12, 2007, the FCC agreed that AT&T’s existing packet-switched broadband telecommunications services and existing optical transmission services could be treated as non-dominant and would no longer be subject to certain regulatory requirements. Other incumbent local exchange carriers have sought and been granted similar relief. We cannot predict the effect, if any, on our business of the “deemed” grant of the Verizon petition.
In June 2009, the FCC adopted new rules governing forbearance requests. The rules require, among other things, that forbearance petitions be complete when filed, state explicitly the scope of the relief requested, identify any other relevant proceedings and comply with certain format requirements. The rules also limit the petitioner’s right to withdraw the petition or narrow its scope. We cannot predict the effect, if any, of these new rules on the FCC’s review and determination of forbearance petitions.
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

Interconnection Agreements. Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with incumbent local exchange carriers to obtain access to unbundled network element services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island and Washington, D.C. We have an interconnection agreement with Southern New England Telephone Company, a subsidiary of AT&T, in Connecticut. In the states of Vermont, New Hampshire and Maine, we have interconnection agreements with Fairpoint following its acquisition of Verizon’s network assets in these states. As we enter new markets, we expect to establish interconnection agreements with incumbent local exchange carriers on an individual state basis. Changes to our agreements based upon recent FCC orders ultimately will be incorporated into our interconnection agreements, but whether these changes will be affected by state public utility commission order, tariff, negotiation or arbitration is uncertain.
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
Collocation. FCC rules generally require incumbent local exchange carriers to permit competitors to collocate equipment used for interconnection and/or access to unbundled network elements. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to collocate multifunctional equipment and require incumbent local exchange carriers to provision crossconnects between collocated carriers. We cannot determine the effect, if any, of future changes in the FCC’s collocation rules on our business or operations.
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
The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a further NPRM seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. In connection with the FCC’s rulemaking proceeding, a number of industry groups attempted to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. The FCC called for public comment on one such plan designated the Missoula Plan. In November 2008, the FCC issued a Further Notice of Proposed Rulemaking, setting forth various proposals for the reform of its intercarrier compensation regime. In its National Broadband Plan, released on March 16, 2010, the FCC recommended that per-minute intercarrier compensation charges be eliminated over time: first by moving intrastate switched access charges to interstate levels over a period of two to four years, second by moving switched access charge rates to reciprocal compensation levels and third by phasing out per-minute intercarrier compensation rates altogether. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC’s intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.
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

On April 18, 2001, the FCC issued a new order regarding intercarrier compensation for Internet service provider-bound traffic. In that Order, the FCC established a new intercarrier compensation mechanism for Internet service provider-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the FCC capped the amount of Internet service provider bound traffic that would be “compensable” and prohibited payment of intercarrier compensation for Internet service provider-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the D.C. Circuit found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the court let the FCC’s rules stand. In November 2008, the FCC issued revised rules governing the intercarrier compensation regime that would govern ISP-bound traffic. These rules have been upheld on appeal. On October 8, 2004, the FCC issued an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the remanded April 2001 order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Core Petition as to the rate caps and mirroring rules.
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
In its National Broadband Plan, released on March 16, 2010, the FCC offered a series of ambitious proposals to transform the current universal voice service mandate into one directly supporting universal access to broadband services, phasing out support for voice-only telephone services and replacing it with support for voice-enabled broadband platforms. To accomplish this, the FCC proposes to replace the USF fund with a new Connect America Fund (“CAF”) over the next ten years and to fund the CAF by broadening the universal service contribution base. We cannot predict the outcome of any of these initiatives or their impact on our business.
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
AT&T and Verizon have asked the FCC to revise the system by which the costs of implementing local number portability (“LNP”) are recovered. Generally, these carriers have asked the FCC to move from a system in which cost recovery is allocated according to a carrier’s proportion of overall industry revenue to a cost recovery mechanism based on usage. If adopted, the modifications could increase our LNP charges.
On May 14, 2009, the FCC issued an order that requires carriers to complete simple wireline and simple intermodal number ports within one business day. The order requires the North American Numbering Council (“NANC”) to develop new process flows that take into account the shortened porting interval. Once NANC releases the new process flows, large carriers will have nine months and small carriers will have fifteen months to implement the new procedures. In a related Notice of Proposed Rulemaking, the FCC requested comment on whether it should modify the definition of a simple port. While we cannot predict the outcomes of these proceedings, certain outcomes could increase our LNP costs.

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
State Regulation
The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the public utility commission and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity (“CPCN”), or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities-based service and resold competitive local and interexchange service throughout the Verizon Northeast and Mid-Atlantic service areas. We are currently engaged in an initiative to obtain authority to provide competitive local and interexchange service throughout the contiguous United States and have secured authority in all but a handful of states. There can be no guarantee that we will receive authorizations we may seek in other states in the future.
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
State regulators establish and enforce wholesale service quality standards that Regional Bell Operating Companies must meet in providing network elements to competitive local exchange carriers like us. These plans sometimes require payments from the incumbent local exchange carriers to the competitive local exchange carriers if quality standards are not met. Verizon is asking various state commissions where we operate to modify the state wholesale quality plans in ways that would reduce or eliminate certain wholesale quality standards. Changes in performance standards could result in a diminution of the service quality we receive. We cannot predict how state commissions will respond to such requests, nor the ultimate impact of such decisions on our business, financial condition or results of operations.
Local Regulation
In some municipalities where we have installed facilities, we are required to pay license or franchise fees based on a percentage of our revenues generated from within the municipal boundaries. We cannot guarantee that fees will remain at their current levels following the expiration of existing franchises or that other local jurisdictions will not impose similar fees.
Regulation of VoIP
Federal and State
The use of the public Internet and private Internet protocol networks to provide voice communications services, including VoIP, has been largely unregulated within the United States. To date, the FCC has not imposed regulatory surcharges or most forms of traditional common carrier regulation upon providers of Internet communications services, although it has ruled that VoIP providers must contribute to the USF. The FCC has also imposed obligations on providers of two-way interconnected VoIP services to provide E911 service, and it has extended CALEA obligations to such VoIP providers. The FCC has also imposed on VoIP providers the obligation to “port” customers’ telephone numbers when customers switch carriers and desire to retain their numbers. As a provider of interconnected VoIP services, we will bear costs as a result of these various mandates.

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
On October 23, 2007, Feature Group IP, a provider of VoIP, petitioned the FCC to either rule that access charges do not apply to VoIP service or to forbear from applying access charges to VoIP service. Embarq (now known as Century Link) filed a petition seeking essentially the opposite result. The FCC denied the Feature Group IP petition and Embarq has withdrawn its petition. Feature Group IP has petitioned the FCC for reconsideration of its action and appealed the FCC’s denial to the D.C. Circuit. Also pending before the FCC is a petition filed by Blue Casa Communications that asks the FCC to rule that calls to ISPs which appear to be local calls, based on the telephone number called, but are in fact long distance calls, because the party called is in fact located outside of the local exchange, should be subject to access charges. We cannot predict the outcome of these proceedings or their impact on our business or operations.
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
As of December 31, 2009, we had $331.4 million of total outstanding indebtedness. Our indebtedness could significantly affect our financial health and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:
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
Our outstanding indebtedness of $300.0 million in the form of 11 3/8% senior secured notes are due in 2012 and outstanding indebtedness of $23.5 million in the form of our revolving credit facility is due in 2011. We cannot assure you that we will be able to refinance or repay these notes or this facility on or prior to their respective maturity dates.
We have a history of net losses and we may not be profitable in the future.
We have experienced significant net losses. We recorded net losses of $65.5 million, $42.9 million and $13.9 million in 2007, 2008 and 2009, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will grow or that we will become profitable in the future.

Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $23.6 million as of December 31, 2009. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or incorrect tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. These problems are exacerbated because vendors periodically bill for services months or years after the services are provided. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition.
Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing that a statutory provision or a regulation is unnecessary to ensure that rates and practices remain just, reasonable and non-discriminatory and to otherwise protect consumers and that forbearance is generally in the public interest and would promote competition. Pursuant to Section 10, the FCC has effectively deregulated Verizon’s provision of certain broadband services provided to enterprise customers and has more recently extended similar relief to other incumbent local exchange carriers. Exercising its forbearance authority, the FCC has also relieved certain incumbent local exchange carriers in certain markets of their obligation to provide other competitive local exchange carriers, or competitive local exchange carriers, with unbundled access to network elements at rates mandated by state regulatory commissions. Although we do not provide service in any of the impacted markets and hence are not directly affected by these latter rulings, the FCC is currently reviewing the remand by the D.C. Circuit of the FCC’s denial of its request for forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area — three of our largest markets.
FCC rules currently allow Verizon and other incumbent local exchange carriers to unilaterally retire copper loop facilities that provide the “last mile” connection to certain customers with limited regulatory oversight. Verizon has filed hundreds of notices of copper plant retirement with the FCC and has announced its intention to retire its copper network over the next six years. While we, in conjunction with other competitive local exchange carriers, have petitioned the FCC to strengthen the rules governing copper plant retirement, there are no assurances that we will be successful in this effort. Because it would limit the availability of facilities necessary to provide certain services to our customers, wide scale retirement of copper loops by Verizon could have an adverse impact on our business and operations.
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
The communications industry is highly competitive and is affected by the introduction of new services and systems by, and the market activities of, major industry participants. We have not achieved, and do not expect to achieve, a major share of the local access lines for any of the communications services we offer. In each of our markets we compete with the incumbent local exchange carrier serving that area. Large competitors have the following advantages over us:
•	long-standing relationships and strong brand reputation with customers;
•	financial, technical, marketing, personnel and other resources substantially greater than ours;
•	more funds to deploy communications services and systems that compete with ours;
•	the potential to subsidize competitive services with revenue from a variety of businesses;
•	anticipated increased pricing flexibility and relaxed regulatory oversight;
•	larger networks; and
•	benefits from existing regulations that favor the incumbent local exchange carriers.
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
To service our indebtedness, including our notes and credit facility, we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.
Our ability to repay or to refinance our obligations with respect to our indebtedness, including our notes and credit facility and to fund planned capital expenditures will depend on our future financial and operating performance. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. These factors could include operating difficulties, diminished access to necessary network facilities, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. As of December 31, 2009, we required approximately $102.4 million in cash to service the interest due on our notes throughout the remaining life of the notes. Additionally, at our current interest rate and amount outstanding, we require approximately $2.0 million in cash to service the interest due on our revolving credit facility through maturity. We may need to refinance all or a portion of our indebtedness, including the notes and our credit facility, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all.
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
As noted above, we have reached an agreement in principle with Verizon as to the economic terms of an amended and restated commercial agreement pursuant to which we would continue to purchase a product called Verizon Wholesale Advantage Service at UNE-platform rates subject to a tiered surcharge reflective of the number of lines that we maintain under the agreement. This amended and restated commercial agreement, which we anticipate will be signed within a matter of weeks, will continue in effect into 2013. Our principle commercial agreement with Verizon expires at the end of April, 2010 and our secondary commercial agreement has expired. Our remaining commercial agreement expires at the end of June 2010.
If we fail to execute the current proposed amended and restated commercial agreement with Verizon or our amended and restated agreement, once executed, were to be terminated or expire, we would be required to convert all of the lines thereunder to resale, which would be substantially less favorable to us. We cannot assure you that we will execute an amended and restated commercial agreement with Verizon or that our amended and restated agreement, once executed, will be renewed at the end of its term or that it will not be terminated before the end of its term.

We have also entered into a commercial agreement with AT&T pursuant to which we serve a significant percentage of our customers in Connecticut. This agreement will expire at the end of 2011. If our AT&T commercial agreement were to expire, we would be required to convert all of the lines thereunder to resale, which would likely be substantially less favorable to us. We cannot assure you that our commercial agreement with AT&T will be renewed at the end of its terms.
We have entered into amendments of our various interconnection and commercial agreements with Verizon, which provide for assurance of timely payment. Under these amendments, we could be compelled to provide letters of credit in an amount of up to two months anticipated billings if in any two months of a consecutive 12 month period, we fail to pay when due undisputed amounts that in total exceed 5% of the total amount invoiced by Verizon during the month and fail to cure such nonpayment within five business days of Verizon’s written notice of nonpayment. The provision of such letters of credit could adversely impact our liquidity position. The amendments also substantially limit the time period within which both we and Verizon can (i) backbill for services rendered to the other and (ii) dispute charges for services rendered to the other.
We are also currently involved in a variety of disputes with vendors relating to billings of approximately $23.6 million as of December 31, 2009. For more information, see the risk factor entitled “— Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.”
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

The FCC’s Triennial Review Order, subsequent Triennial Review Remand Order and related decisions have reduced our ability to access certain elements of incumbent local exchange carrier telecommunications platforms in several ways that have affected our operations. First, we no longer have the right to require incumbent local exchange carriers to sell us unbundled network platforms. Because of this, we entered into commercial agreements with Verizon to purchase a product called Verizon Wholesale Advantage Service at UNE-platform rates subject to a surcharge, which increased over time. These agreements have expired or will expire within a matter of months. We have, however, recently reached an agreement with Verizon as to the economic terms of an amended and restated commercial agreement pursuant to which we would continue to purchase Verizon Wholesale Advantage Service at UNE-platform rates subject to a tiered surcharge reflective of the number of lines that we place under the agreement. This amended and restated commercial agreement, which we anticipate will be signed within a matter of weeks, will continue in effect into 2013. We will be required under our amended and restated commercial agreement with Verizon to maintain certain volumes of lines on a “take-or-pay” basis. Failure to execute our current proposed amended and restated Verizon commercial agreement, or once executed, expiration or termination of that amended and restated commercial agreement would result in a substantial increase in our cost of service. Second, in certain central offices, we no longer have the right to require incumbent local exchange carriers to sell to us as unbundled network elements, or have limited access rights to unbundled network element high capacity circuits that connect our central switching office locations to customers’ premises. Third, we no longer have the right to require incumbent local exchange carriers to sell to us unbundled network element transport between our switches and incumbent local exchange carrier switches. Fourth, we have only limited or no access to unbundled network element DS1 or DS3 transport on certain interoffice routes. Petitions currently pending before the FCC could, if granted, further reduce our access to unbundled network element loops and transport. In these instances where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the incumbent local exchange carrier as special access, which increases our costs. Finally, our access to certain broadband elements of the incumbent local exchange carrier network has been limited or eliminated in certain circumstances.
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

We periodically have disagreements with incumbent local exchange carriers and interexchange carriers regarding the interpretation and application of laws, rules, regulations, tariffs and agreements. Adverse resolution of these disagreements may impact our revenues and our costs of service, both prospectively and retroactively. For example, we and often other competitive local exchange carriers believe that (i) incumbent local exchange carrier tandem transit charges are not applicable to traffic terminated to wireless carriers because Verizon tariffs in key states do not provide for such application, (ii) dedicated port charges are not chargeable to competitive local exchange carriers because such charges are associated with switched access services and incumbent local exchange carriers do not provide such services to competitive local exchange carriers and competitive local exchange carriers do not purchase such services from incumbent local exchange carriers, (iii) the level of access charges due to local exchange carriers or payable by interexchange carriers and the amounts chargeable for network services or facilities may be in different instances either understated or overstated, (iv) it is unclear which intercarrier compensation regime applies to VoIP services and (v) VoIP providers, as providers of information services, are deemed end-users for purposes of the FCC’s access charge regime. Certain local exchange carriers and interexchange carriers may disagree with the interpretations we and other competitive local exchange carriers hold. Some of the disagreements, such as those involving tandem transit and dedicated port charges, can be quantified and are included among our outstanding billing disputes with Verizon and other carriers, (see “Risk Factors — Risks Related to Our Industry and Business — Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money and could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness”),while others, such as those involving VoIP services and access charges, cannot be quantified because their resolution will depend upon public policy determinations not yet made by the FCC. If one or more of such disagreements were resolved through litigation or arbitration against us, such adverse resolution could have a material adverse effect on our business, results of operations and financial condition.
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
Certain providers of VoIP service have been and may in the future continue to be the target of intellectual property infringement litigation with respect to their provision of VoIP service. Some of these actions have been resolved in a manner adverse to the VoIP providers. Vonage America, Inc., for example, has been found to have violated certain patents held by Verizon and Sprint Nextel in providing its VoIP service. Other actions have been brought against competitive local exchange carriers, including us, and cable television providers of VoIP. These and similar actions may materially and adversely affect our ability and/or the ability of other providers to continue to sell or provide VoIP service. While we have no reason to believe that our provision of VoIP service infringes any third party intellectual property, if it were to be so found, our business could be adversely impacted. It can also be adversely impacted if any of our wholesale customers that are providing VoIP service were to be unable to continue to provide such service as a result of infringement of intellectual property held by others.
We license certain software to certain other carriers for the provision of VoIP service. We are contractually bound to indemnify these other carriers in the event that a third party alleges that our software infringes its intellectual property rights. While we have no reason to believe that our provision of VoIP service infringes any third party intellectual property, if it were to be so found, our financial position could be adversely impacted.

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
While the FCC has to date generally subjected Internet service providers to less stringent regulatory oversight than traditional common carriers, it has recently imposed certain regulatory obligations on providers of Interconnected VoIP and/or facilities based broadband Internet access providers, including the obligations to contribute to the Universal Service Fund, to provide emergency 9-1-1 services and/or to comply with the Communications Assistance for Law Enforcement Act. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations on Internet service providers could have a material adverse effect on our business.
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
MCG, Baker, NEA and other significant investors control us. Through their ownership of preferred stock and common stock, they are and will be able to cause, among other things, the election of a majority of the members of the board of directors and the approval of any action requiring the approval of our shareholders, including a change of control, a public offering, merger or sale of assets or stock. These interests may conflict with the interests of noteholders. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our equity holders may conflict with the interests of our note holders. In addition, our equity holders may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to holders of our notes. In some instances, certain of our preferred stockholders can require that we use commercially reasonable efforts to consummate a merger, sale of stock or assets, or a Qualified Public Offering (as defined in “Certain Relationships and Related Transactions, and Director Independence - Amended and Restated Shareholders Agreement”). Changes in control of the Company or of some of our equity holders could trigger requirements that we repay the notes. They may in the future own businesses that directly or indirectly compete with ours. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Pursuant to our charter, our significant stockholders have no duty to present corporate opportunities to us. If a corporate opportunity is presented to them or their affiliates, then such significant stockholder will have no liability to us for acting upon such opportunity without presenting it to us.

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

		Approximate
Location	Lease Expiration	Square Footage
Offices:
King of Prussia, PA	January 2011	102,085
Rye Brook, NY	May 2015	57,293
New York, NY	September 2019	28,567
Newark, NJ	April 2011	24,819
New York, NY	April 2015	21,111
Quincy, MA	September 2013	14,637
Melville, NY	March 2011	13,152
Switches:
New York, NY	May 2012	38,500
Philadelphia, PA	July 2023	16,617
Long Island City, NY	October 2019	12,144
Charlestown, MA	April 2010	12,490
Philadelphia, PA	April 2010	21,000
Horsham, PA	November 2010	9,244
Syracuse, NY	October 2014	8,000
Philadelphia, PA	January 2013	5,928
Herndon, VA	June 2010	5,000

Item 3. Legal Proceedings
We are currently a party to only one material legal action. AT&T Communications of New York, Inc. and Teleport Communications Group, Inc. commenced an action against us in the U.S. District Court for the Southern District of New York in March 2008. Plaintiffs seek monetary relief, including recovery of amounts billed for switched access service. This matter has been referred to the New York Public Service Commission.
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
For more information regarding our contractual disputes with our vendors, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors — Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness” and “— Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.”

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock or preferred stock. We have not declared or paid cash dividends for the past two fiscal years and we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors.
The following table lists the number of record holders by each class of stock as of March 29, 2010:

Holders
Class of Equity Security	of Record
Common stock A	206
Common stock B	36
Series A Preferred stock	1
Series A-1 Preferred stock	1
Series B Preferred stock	132
Series B-1 Preferred stock	90
Series C Preferred stock	36
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6. Selected Financial Data
The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2007, 2008 and 2009 and as of December 31, 2008 and 2009 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2005 and 2006 and as of December 31, 2005, 2006 and 2007 have been derived from our audited consolidated financial statements not included elsewhere in this report. In connection with the Bridgecom merger on January 14, 2005, MCG, the sole owner of Bridgecom, became the largest owner of our capital stock and appointed the members of our board and our chief executive officer. In addition, many of our senior management roles were filled by members of Bridgecom’s senior management team. Accordingly, Bridgecom was deemed the accounting acquirer with Broadview becoming the surviving corporate entity. The financial data subsequent to January 14, 2005 include Bridgecom and the acquired business of Broadview. The financial data for the year ended December 31, 2005 include 12 months of financial data for Bridgecom and 11 1/2 months of financial data for the acquired business of Broadview. The financial data for the year ended December 31, 2006 include 12 months of financial data for Broadview and three months of financial data for ATX. The financial data for the year ended December 31, 2007 include 12 months of financial data for Broadview and ATX and 7 months of financial data for InfoHighway.

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

	Years Ended December 31,
	2005	2006	2007	2008	2009

Statements of operations data:
Revenues	$240,396	$272,653	$448,774	496,922	456,452
Operating expenses:
Cost of revenues (1)	115,214	130,841	234,166	257,883	225,431
Selling, general and administrative (2)(3)	96,439	107,805	166,231	168,421	154,722
Depreciation and amortization	45,756	49,781	75,980	73,608	49,922
Impairment charges	—	—	4,000	—	—
Merger integration costs	4,531	1,430	500	—	—

Total operating expenses	261,940	289,857	480,877	499,912	430,075

Income (loss) from operations	(21,544)	(17,204)	(32,103)	(2,990)	26,377
Interest expense	(17,842)	(25,463)	(34,390)	(39,514)	(39,197)
Interest income	458	1,395	1,489	702	112
Other income (expense)	—	21	240	(8)	17

Loss before provision for income taxes	(38,928)	(41,251)	(64,764)	(41,810)	(12,691)
Provision for income taxes	—	(262)	(726)	(1,056)	(1,179)

Net loss	(38,928)	(41,513)	(65,490)	(42,866)	(13,870)
Dividends on preferred stock	(22,002)	(32,996)	(55,031)	(63,890)	(71,909)
Modification of preferred stock	—	—	(95,622)	—	—

Loss available to common shareholders	$(60,930)	$(74,509)	$(216,143)	$(106,756)	$(85,779)

Loss available per common share — basic and diluted	$(9.54)	$(10.07)	$(23.09)	$(11.03)	$(8.85)

Weighted average common shares outstanding — basic and diluted	6,385,863	7,396,610	9,359,132	9,675,916	9,687,714

Statement of cash flow data:
Cash flows provided by (used in):
Operating activites	$8,151	$13,296	$(2,663)	$26,637	$37,867
Investing activities	(20,731)	(115,568)	(88,935)	(68,490)	(33,894)
Financing activities	25,407	129,471	89,541	23,541	(4,175)

	December 31,
	2005	2006	2007	2008	2009

Balance Sheet data:
Cash and cash equivalents	$16,753	$42,546	$40,489	$22,177	$21,975
Investment securities	—	—	—	23,533	23,549
Property and equipment, net	39,547	61,395	77,373	85,248	86,875
Goodwill	27,964	69,632	96,154	98,111	98,238
Total assets	197,113	317,666	380,010	355,006	327,328
Total debt, including current portion	147,204	217,769	313,990	336,778	331,366
Total stockholders’ equity (deficiency)	(12,572)	20,470	(22,715)	(65,266)	(79,146)

(1)	Exclusive of depreciation and amortization.

(2)	Includes share-based compensation of $673, $754, $2,552, $293 and $233 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

(3)	Includes software development expenses of $2,301, $1,819, $2,293, $1,639 and $1,843 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the “Consolidated Financial Statements and Notes to Consolidated Financial Statements” included elsewhere in this report. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, prospective investors should specifically consider the various factors identified in this report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors”. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts are presented in thousands.
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
We recorded operating losses of $32.1 million and $3.0 million for the years ended December 31, 2007 and 2008, respectively. For the year ended December 31, 2009, we recorded operating income of $26.4 million. For the years ended December 31, 2007, 2008 and 2009, we recorded net losses of $65.5 million, $42.9 million and $13.9 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results.
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
As of December 31, 2009, we had approximately 260 sales, sales management and sales support employees, including approximately 190 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1-based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1-based products. As a result, our combined revenue from T-1-based products and managed services grew by approximately 13% from 2007 to 2008. Revenue from the sale of T-1-based products and managed services remained unchanged from 2008 to 2009, and currently represents approximately 45% of our total revenue and approximately 51% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as DSL, or Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of December 31, 2009, approximately 75% of our total lines were provisioned on-net.
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Years Ended December 31,
	2007	2008	2009

Revenues:
Voice and data services	87.7%	86.5%	87.0%
Wholesale	2.8%	3.8%	4.4%
Access	5.6%	5.8%	5.2%

Total network services	96.1%	96.1%	96.6%
Other	3.9%	3.9%	3.4%

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Network services	49.9%	49.5%	47.9%
Other cost of revenues	2.3%	2.4%	1.5%
Selling, general and administrative	37.0%	33.9%	33.9%
Depreciation and amortization	16.9%	14.8%	10.9%
Impairment charges	0.9%	0.0%	0.0%
Merger integration costs	0.1%	0.0%	0.0%

Total operating expenses	107.1%	100.6%	94.2%

Income (loss) from operations	(7.1%)	(0.6%)	5.8%
Interest expense	(7.7%)	(8.0%)	(8.6%)
Interest income	0.3%	0.1%	0.0%
Other income	0.1%	0.0%	0.0%

Loss before provision for income taxes	(14.4%)	(8.5%)	(2.8%)
Provision for income taxes	(0.2%)	(0.2%)	(0.3%)

Net loss	(14.6%)	(8.7%)	(3.1%)

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
Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The commercial agreements, which expire between 2010 and 2013, require certain minimum purchase obligations, which we have met in all of the years we were under the commercial agreements.
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

Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents income (loss) from operations, before depreciation and amortization and selling, general and administrative expenses (“SG&A”). Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income (loss) from operations as income (loss) from operations is calculated in accordance with GAAP:

	Years Ended December 31,
	2007	2008	2009

Income (loss) from operations	$(32,103)	$(2,990)	$26,377
Add back non-gross profit items included in net loss:
Impairment charges	4,000	—	—
Merger integration costs	500	—	—
Depreciation and amortization	75,980	73,608	49,922
Selling, general and administrative	166,231	168,421	154,722

Gross profit	$214,608	$239,039	$231,021

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
Selling, General and Administrative
SG&A is comprised primarily of salaries and related expenses, software development expenses, non-cash compensation, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services and insurance expenses.
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
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2008 and 2009.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2008 and 2009:

	Years Ended December 31,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$477,576	96.1%	$440,928	96.6%	(7.7%)
Other	19,346	3.9%	15,524	3.4%	(19.8%)

Total revenues	$496,922	100.0%	$456,452	100.0%	(8.1%)

Cost of revenues:
Network services	$246,019	49.5%	$218,674	47.9%	(11.1%)
Other	11,864	2.4%	6,757	1.5%	(43.0%)

Total cost of revenues	$257,883	51.9%	$225,431	49.4%	(12.6%)

Gross profit:
Network services	$231,557	46.5%	$222,253	48.7%	(4.0%)
Other	7,482	1.6%	8,767	1.9%	17.2%

Total gross profit	$239,039	48.1%	$231,021	50.6%	(3.4%)

We issue credits in an effort to acquire, retain and incentivize our customers. We have historically classified these credits in SG&A expenses. We have reclassified these credits from SG&A expenses and now reflect them as a reduction in revenues. As a result, revenues and SG&A expenses have been reduced by $3,814 for the year ended December 31, 2008.

Revenues
Revenues for the years ended December 31, 2008 and 2009 were as follows:

	Years Ended December 31,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$429,754	86.5%	$397,274	87.0%	(7.6%)
Wholesale	19,096	3.8%	19,906	4.4%	4.2%
Access	28,726	5.8%	23,748	5.2%	(17.3%)

Total network services	477,576	96.1%	440,928	96.6%	(7.7%)
Other	19,346	3.9%	15,524	3.4%	(19.8%)

Total revenues	$496,922	100.0%	$456,452	100.0%	(8.1%)

Overall, our revenues have declined 8.1% when comparing the year ended December 31, 2009 with the same period in 2008. Our overall revenue decline primarily stems from declines in voice services revenues, which have decreased $36.5 million or 11.2% between 2008 and 2009. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Part of the decrease was also attributable to our decision to discontinue the use of telemarketing as a sales channel for new sales. The voice services revenues decrease experienced during the year has moderately accelerated over decreases experienced in previous years, which we attribute to the current economic conditions. This decrease has been slightly offset by an increased demand for our data, hosted and managed services. Our revenues from data services have increased by $3.4 million or 3.3% when comparing the year ended December 31, 2009 with the same period in 2008. The decrease in our voice services have also been partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues, which include data cabling, service installation and wiring and phone systems sales and installation, have declined due to current economic conditions.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues was $225.4 million for the year ended December 31, 2009, a decrease of 12.6% from $257.9 million for the same period in 2008. As part of our continual improvement efforts, we were able to improve the efficiency of our network and improve our margins. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third-party providers comprised $204.2 million, or 79.2% of our total cost of revenues for the year ended December 31, 2008 and $178.1 million, or 79.0% in the year ended December 31, 2009. The most significant components of our costs purchased from third-party providers consist of costs related to our Verizon wholesale advantage contract (formerly unbundled network elements platform (“UNE-P”)), unbundled network elements loop (“UNE-L”) and T-1 costs, which totaled $52.3 million, $26.4 million and $54.2 million, respectively, for the year ended December 31, 2008. These costs totaled $45.0 million, $24.7 million and $53.3 million, respectively, for the year ended December 31, 2009. Combined, these costs decreased by 7.4% between 2008 and 2009. We have experienced a decrease in costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms. During 2008, we finalized a settlement with Verizon which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. In addition, the Company evaluated all outstanding disputes and adjusted dispute liabilities accordingly. The net impact of adjustments to dispute liabilities from the Verizon settlement and for other existing disputes did not result in a significant impact to the balance sheet or statement of operations.

Gross Profit (exclusive of depreciation and amortization)
Gross profit was $231.0 million for the year ended December 31, 2009, a decrease of 3.4% from $239.0 million for the same period in 2008. As a percentage of revenues gross profit increased to 50.6% in 2009 from 48.1% in 2008. The increase in gross profit as a percentage of revenues is primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit will continue to improve.
Selling, General and Administrative
SG&A expenses were $154.7 million, 33.9% of revenues, for the year ended December 31, 2009, a decrease of 8.1% from $168.4 million, 33.9% of revenues, for the same period in 2008. This decrease is primarily due to decreased employee costs of $7.2 million due to cost savings achieved through reduced headcount, decreased commission expenses of $3.5 million due to declining revenues, and decreased professional and consulting fees of $1.9 million due to the reduced use of outside professional and temporary help. These decreases were partially offset by increased bad debt expenses of $1.1 million from increased accounts receivable write-offs during the year ended December 31, 2009. We continue to look for additional cost savings in various categories throughout the organization.
Depreciation and Amortization
Depreciation and amortization costs were $49.9 million for the year ended December 31, 2009, a decrease of 32.2% from $73.6 million for the same period in 2008. This decrease in depreciation and amortization expense was due to fully amortizing some of our acquired customer base intangible assets during 2008. Amortization expense included in our results of operations for customer base intangible assets for the year ended December 31, 2009 was $15.7 million, a decrease of $23.1 million from $38.8 million included in our results of operations during the same period in 2008.
Interest
Interest expense was $39.2 million for the year ended December 31, 2009, an decrease of 0.8% from $39.5 million for the same period in 2008. The decrease was primarily a result of having paid down capital leases throughout 2009. The outstanding balance in our capital leases decreased to $4.9 million as of December 31, 2009 from $9.4 million as of December 31, 2008. Additionally, the interest rates for outstanding balances due under our revolving credit facility ranged from a high of 6.75% to a low of 5.00% during 2008. The interest rate for outstanding balances due under our revolving credit facility was 5.00% throughout 2009. The higher average debt balance is due to the outstanding borrowings under our revolving credit facility. Our effective annual interest rates for the years ended December 31, 2008 and 2009 are as follows:

	Years Ended December 31,
	2008	2009

Interest expense	$39,514	$39,197
Weighted average debt outstanding	$315,988	$330,711
Effective interest rate	12.5%	11.9%

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2007 and 2008.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2007 and 2008:

	Years Ended December 31,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$431,314	96.1%	$477,576	96.1%	10.7%
Other	17,461	3.9%	19,346	3.9%	10.8%

Total revenues	$448,775	100.0%	$496,922	100.0%	10.7%

Cost of revenues:
Network services	$223,745	49.9%	$246,019	49.5%	10.0%
Other	10,421	2.3%	11,864	2.4%	13.8%

Total cost of revenues	$234,166	52.2%	$257,883	51.9%	10.1%

Gross profit:
Network services	$207,569	46.3%	$231,557	46.5%	11.6%
Other	7,040	1.6%	7,482	1.6%	6.3%

Total gross profit	$214,609	47.8%	$239,039	48.1%	11.4%

We issue credits in an effort to acquire, retain and incentivize our customers. We have historically classified these credits in SG&A expenses. We have reclassified these credits from SG&A expenses and now reflect them as a reduction in revenues. As a result, revenues and SG&A expenses have been reduced by $2,385 and $3,814 for the years ended December 31, 2007 and 2008, respectively.
Revenues
Revenues for the year ended December 31, 2007 and 2008 were as follows:

	Years Ended December 31,
	2007		2008
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$393,269	87.7%	$429,754	86.5%	9.3%
Wholesale	12,693	2.8%	19,096	3.8%	50.4%
Access	25,352	5.6%	28,726	5.8%	13.3%

Total network services	431,314	96.1%	477,576	96.1%	10.7%
Other	17,461	3.9%	19,346	3.9%	10.8%

Total revenues	$448,775	100.0%	$496,922	100.0%	10.7%

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

Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $257.9 million for the year ended December 31, 2008, an increase of 10.1% from $234.2 million for the same period in 2007. The increase is primarily attributable to the increase in cost of revenues from the addition of InfoHighway in May 2007, totaling $51.4 million in the aggregate for the year ended December 31, 2008 an increase of $16.0 million from $35.4 million included in our cost of revenues during the year ended December 31, 2007. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $204.2 million, or 79.2% of our total costs for the year ended December 31, 2008 and $199.8 million, or 85.3% in the year ended December 31, 2007. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract (formerly UNE-P), UNE-L and T-1 costs, which totaled $52.3 million, $26.4 million and $54.2 million, respectively, for the year ended December 31, 2008. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms. During 2008, we finalized a settlement with Verizon, which extinguished virtually all outstanding disputes between the parties as of March 31, 2008, which resulted in a gain. In addition, the Company continued to evaluate all outstanding disputes and adjusted dispute liabilities accordingly for those disputes. The net impact of adjustments to dispute liabilities from the Verizon settlement and for other existing disputes did not result in a significant impact to the balance sheet or statement of operations.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $239.0 million for the year ended December 31, 2008, on increase of 11.4% from $214.6 million for the same period in 2007. As a percentage of revenue gross profit increased to 48.1% for the year ended December 31, 2008 from 47.8% for the same period in 2007. The increase in gross profit is primarily due to increased revenue combined with lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. Gross margin percentages are also higher than prior periods. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that the cost of revenues may increase at a lower rate than their respective associated revenue.
Selling, General and Administrative
SG&A expenses were $168.4 million for the year ended December 31, 2008, an increase of 1.3% from $166.2 million for the same period in 2007. The increase is primarily due to the addition of InfoHighway in May 2007, which accounts for $22.0 million of our SG&A expenses for the year ended December 31, 2008 an increase of $4.7 million from $17.3 million included in our SG&A during the year ended December 31, 2007. This increase is partially offset by the implementation of cost saving measures during the integration of ATX and InfoHighway.
Although costs increased in absolute dollars, SG&A expenses decreased from 37.0% to 33.9% of revenue from the year ended December 31, 2007 to the same period in 2008. This decrease in costs as a percentage of revenue is primarily due to the achievement of cost savings in various categories including headcount, professional services and other costs where the Company was able to achieve synergies due to the mergers with InfoHighway and ATX.
Depreciation and Amortization
Depreciation and amortization costs were $73.6 million for the year ended December 31, 2008, a decrease of 3.2% from $76.0 million for the same period in 2007. This decrease in amortization and depreciation expense was due to fully amortizing acquired intangible assets related to the Broadview acquisition in 2005 during the quarter ended March 31, 2008. Amortization expense included in our results for these acquired intangible assets for the year ended December 31, 2008 was $1.3 million, a decrease of $6.6 million from $7.9 million included in our results for the year ended December 31, 2007. The decrease was partially offset by increases in amortization expense due to the acquisition of InfoHighway in May 2007, including amortization of intangible assets of $12.3 million for the year ended December 31, 2008. InfoHighway’s amortization expense included in our results for the year ended December 31, 2007 was $8.8 million.

Interest
Interest expense was $39.5 million for the year ended December 31, 2008, an increase of 14.8% from $34.4 million for the same period in 2007. The increase was primarily due to higher interest expense as a result of having a higher average outstanding debt balance for the years ended December 31, 2008 compared to 2007. The higher average debt balance is due primarily to the $90.0 million of notes that we issued in May 2007 and $23.5 million in total borrowings from our revolving credit facility during September and October of 2008. Our effective interest rates for the year ended December 31, 2007 and 2008 is as follows:

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
We do maintain standby letters of credit outstanding of $3.0 million, of which $1.3 million are fully collateralized by the letter of credit subfacility under the our revolving credit facility. We posted cash collateral of $1.7 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and pursuant to state regulatory requirements.
Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. Our existing capital lease provider was recently acquired; we will monitor the impact, if any, of this acquisition on our ability to borrow under the lease line. As of December 31, 2009, we had $4.2 million of capital lease obligations outstanding under our existing capital lease line. As of December 31, 2009, we had $23.5 million of outstanding borrowings under our revolving credit facility, all of which we have invested in U.S. Treasury notes. Additionally, we have used our credit facility to collateralize $1.3 million of outstanding letters of credit as of December 31, 2009. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of December 31, 2009, we required approximately $102.4 million in cash to service the interest due on our notes throughout the remaining life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.

Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $23.6 million as of December 31, 2009. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.
Credit Facility
On August 23, 2006, we entered into our credit facility, a $25.0 million five-year revolving credit facility. The credit facility has a $15.0 million letters of credit subfacility. As of December 31, 2008, we had $23.5 million of outstanding borrowings and $1.3 of letters of credit under our revolving credit facility. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent). Eligible receivables include our existing receivables and any receivables acquired in future acquisitions, with the eligibility criteria to be agreed upon.
The interest rates per annum applicable to the loans under our credit facility are, at our option, equal to either a base rate or a LIBOR rate, in each case, plus an applicable margin percentage. The base rate will be the greater of (i) prime rate; and (ii) 50 basis points over the federal funds effective rate from time to time. The Company can choose any of the following LIBOR rates upon choosing the LIBOR rate method: one month, two month, three month, six month, nine month or twelve month. The applicable margin is equal to (x) 1.75% in the case of base rate loans and (y) 2.75% in the case of LIBOR loans. In the case of base rate loans, interest will be paid quarterly in arrears. In the case of LIBOR loans, interest will be payable at the end of each interest period, and, in any event, at least every three months.
We are required to pay certain on-going fees in connection with the credit facility, including letter of credit fees on any letters of credit issued under the facility at a per annum rate of 2.75%, issuance fees in respect thereof and commitment fees on the unused commitments at a per annum rate of 0.50%.
Pursuant to the terms of an intercreditor agreement, indebtedness under our credit facility is guaranteed by all of our direct and indirect subsidiaries (other than certain immaterial subsidiaries) that are not borrowers thereunder and is secured by a security interest in all of our subsidiaries’ tangible and intangible assets (including, without limitation, intellectual property, real property, licenses, permits and all of our and our subsidiaries’ capital stock (other than voting capital stock of our subsidiaries that exceeds 65% of such voting capital stock) and all funds and investment property on deposit therein or credited thereto and certain other excluded assets).
Our credit facility contains financial, affirmative and negative covenants and requirements affecting us and our subsidiaries. In general, the financial covenants provide for, among other things, delivery of financial statements and other financial information to the lenders and notice to the lenders upon the occurrence of certain events. The affirmative covenants include, among other things, standard covenants relating to our operations and our subsidiaries’ businesses and compliance with all applicable laws, material applicable provisions of ERISA and material agreements. Our credit facility contains negative covenants and restrictions on our actions and our subsidiaries, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture governing the notes.

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
As of December 31, 2009, we were in compliance with all restrictive covenants set forth in the credit agreement governing our credit facility.
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
In connection with the offering of the notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933. On November 14, 2007, we exchanged $300.0 million of the notes, representing 100% of the outstanding aggregate principal amount, for an equal principal amount of 11 3/8% senior secured notes due 2012 that have been registered under the Securities Act of 1933. We may, from time to time, repurchase these notes in open market purchases, privately negotiated transactions or otherwise.
The notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of our existing and future domestic restricted subsidiaries. The notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of us and our subsidiary guarantors, as applicable, and equal in right of payment with all of our and our subsidiaries’ existing and future senior indebtedness.
The notes and the guarantees are secured by a lien on substantially all of our assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s $25.0 million five-year revolving credit facility and certain other permitted indebtedness.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009
Cash Flows from Operating Activities
Cash provided by operating activities was $37.9 million for the year ended December 31, 2009, compared to $26.6 million for the same period in 2008. The change in cash flows from our operating activities was due primarily to improvements in our operating results as a result of factors discussed above, which resulted in a reduction in our net loss to $14.0 million for the year ended December 31, 2009 from $42.9 million for the same period in 2008. Cash provided by operating activities also increased in 2009 due to improved accounts receivable collections compared with 2008, offset by payments made in connection with our 2008 settlement with Verizon. During the years ended 2009 and 2008, respectively, we paid $38.1 million and $37.6 million in interest, primarily to our note holders.

Cash Flows from Investing Activities
Cash used in investing activities was $33.9 million for the year ended December 31, 2009, compared to cash used in investing activities of $68.5 million for the same period in 2008. The change cash used in investing activities was primarily due to decreased capital expenditures due to the contraction in our business that we experienced in 2009. Our capital expenditures decreased to $33.7 million during the year ended December 31, 2009 from $39.8 million for the same period in 2008. Additionally, we purchased of $23.5 million of short-term U.S. Treasury notes and paid $5.0 million to acquire Lightwave during the year ended December 31, 2008. During the year ended December 31, 2009 we purchased $145.8 million of U.S.Treasury notes and sold approximately the same amount.
Cash Flows from Financing Activities
Cash flows used in financing activities was $4.2 million for the year ended December 31, 2009, compared to cash provided by financing activities of $23.5 million for the same period in 2008. The change in cash flows from financing activities was primarily due to reduced borrowings from our capital lease line and revolving credit line during the year ended December 31, 2009 as compared to the same period in 2008.
Year Ended December 31, 2007 Compared to Year Ended December 31, 2008
Cash Flows from Operating Activities
Cash provided by operating activities was $26.6 million for the year ended December 31, 2008, compared to cash used in operating activities of $2.7 million for 2007. The change in cash flows from our operating activities was due primarily to improvements in our operating results as a result of factors discussed above, which resulted in a reduction in our net loss to $42.9 million for the year ended December 31, 2008 from $65.5 million for 2007. Cash provided by operating activities also increased in 2008 due to improved accounts receivable collections compared with 2007. Additionally, during 2007 we paid $15.2 million to settle disputed billings, which substantially increased our cash used in operating activities during 2007. During the years ended 2008 and 2007, we paid $37.6 million and $32.0 million, respectively in interest, primarily to our note holders.
Cash Flows from Investing Activities
Cash used in investing activities was $68.5 million for the year ended December 31, 2008, compared to cash used in investing activities of $88.9 million for 2007. The change in use of cash in investing activities was primarily due to the acquisition of InfoHighway in May 2007 offset by increased capital expenditures for the expansion of our network and back-office systems, the purchase of $23.5 million of short-term U.S.Treasury notes and cash paid of $5.0 million to acquire Lightwave during the year ended December 31, 2008. Our capital expenditures increased to $39.8 million during the year ended December 31, 2008 from $30.4 million for 2007. The expansion of our Company as a result of the InfoHighway merger and ATX acquisition has resulted in an increase in our capital expenditures due to the higher level of success based capital to support the combined companies.
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

Contractual Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2009. The following numbers are presented in thousands.

		Less Than 1			More Than 5
	Total	Year	1-3 Years	3-5 Years	Years

11 3/8 senior secured notes due 2012	$300,000	$—	$300,000	$—	$—
Cash interest for notes	102,375	34,125	68,250	—	—
Credit facility	23,500	—	23,500	—	—
Cash interest for credit facility at current rate of 5%	1,955	1,191	764	—	—
Capital lease obligations	4,856	3,080	1,751	25	—
Operating leases	45,931	12,160	14,116	8,050	11,605

	478,617	50,556	408,381	8,075	11,605

Purchase commitment obligations:
Communications commitment	43,000	22,262	20,738	—	—

Total contractual obligations	$521,617	$72,818	$429,119	$8,075	$11,605

New Accounting Standards
Several new accounting standards have been issued. None of these standards had a material impact on our financial position, results of operations, or liquidity.
On June 15, 2009, we adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments for annual, as well as interim, reporting periods. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. As a result of this standard, we have included these additional disclosures in our Form 10-Q for the quarters ended June 30, 2009 and September 30, 2009. Additionally, we have included disclosures in Notes 2 and 15 to our Consolidated Financial Statements, as a result of adopting this standard.
On June 15, 2009, we prospectively adopted the accounting standard regarding the accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. The adoption of this standard has not had a significant impact on our financial position or results of operations. We have included additional disclosures in Note 2 to our Consolidated Financial Statements as a result of adopting this standard.
In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.
In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. We are currently evaluating the impact that this standard update will have on our consolidated financial statements.

Application of Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results.
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
Revenue Recognition
Our revenues consist primarily of network services revenues, which primarily includes voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided. Revenues for charges that are billed in advance of services being rendered are deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided, but subject to our conclusion that realization of that revenue is reasonably assured. Revenues and direct costs related to up-front service installation fees are deferred and amortized over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer churn from which it was determined that our monthly churn was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in a change in the amount of revenue recognized on an annual basis of between $0.2 million to $0.3 million.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive and bankrupt customer balances are normally reserved at 80% to 100%, respectively. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $0.4 million. We reflect all carrier related receivables on our balance sheet at the amount we expect to realize in cash.
Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer and office equipment, five years for furniture and fixtures, and seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of two years. Internal labor cost capitalized in connection with expanding our network are amortized over seven years.
Impairment of Long-Lived Assets
We review our long-lived assets, including definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In analyzing potential impairments, projections of future cash flows are used to estimate fair value and are compared to the carrying amount of the asset. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of potential impairments.

Goodwill and Other Intangible Assets
We perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets, which are conducted at the reporting unit level. We have one reporting unit. Goodwill and indefinite-lived intangible assets are tested for impairment using a consistent measurement date, which for us is the fourth quarter of each year, or more frequently if impairment indicators arise. The evaluation of goodwill and indefinite-lived intangibles for impairment is primarily based on a discounted cash flow model that includes estimates of future cash flows. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Based on the goodwill impairment test we conducted, the fair value of our reporting unit far exceeded its carrying value. We believe that it is unlikely that our reporting unit is at risk of failing the goodwill impairment test in the foreseeable future.
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
Income Taxes
We recognize deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2009, we had net operating loss carryforwards (“NOLs”) available totaling $135.0 million, which begin to expire in 2012. We have provided a full valuation allowance against the net deferred tax asset as of December 31, 2009 because we do not believe it is more likely than not that this asset will be realized. To the extent that our ability to use these NOLs against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of December 31, 2009. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
Our investment securities are classified as available for sale, and consequently, are recorded on the balance sheet at fair value with unrealized gains and losses reflected in stockholders’ deficiency. Our investment securities are comprised solely of short-term U.S. Treasury notes with original maturity dates of less than one year. These investment securities like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of our 11 3/8% senior secured notes due 2012 at December 31, 2009, was approximately $287.3 million and was based on publicly quoted market prices. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the long-term debt outstanding under our Revolving Credit Facility approximates its carrying value of $23.5 million due to its variable interest rate. A hypothetical change in interest rates of 100 basis points would change our interest expense by $0.2 million on an annual basis.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and Subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, New York
March 29, 2010

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,177	$21,975
Certificates of deposit	1,894	1,878
Investment securities	23,533	23,549
Accounts receivable, less allowance for doubtful accounts of $4,332 and $7,942	53,486	41,388
Other current assets	8,898	10,976

Total current assets	109,988	99,766

Property and equipment, net	85,248	86,875
Goodwill	98,111	98,238
Intangible assets, net of accumulated amortization of $150,556 and $51,728	45,220	27,484
Other assets	16,439	14,965

Total assets	$355,006	$327,328

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$8,230	$9,196
Accrued expenses and other current liabilities	47,491	35,630
Taxes payable	10,680	12,768
Deferred revenues	10,459	8,965
Current portion of capital lease obligations and equipment notes	4,142	3,080

Total current liabilities	81,002	69,639

Long-term debt	327,424	326,510
Deferred rent payable	2,400	3,343
Deferred revenues	1,508	1,445
Capital lease obligations and equipment notes, net of current portion	5,212	1,776
Deferred income taxes payable	2,071	3,040
Other	655	721

Total liabilities	420,272	406,474

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,880 and 9,342,509 shares, and outstanding 9,342,880 and 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $139,428 and $156,927	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $160,917 and $181,114	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,202 and 91,187 shares entitled in liquidation to $145,737 and $164,001	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated, issued 64,986 shares, and outstanding 64,986 and 64,633 shares entitled in liquidation to $103,845 and $116,243	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $15,577 and $18,466	—	—
Additional paid-in capital	140,563	140,752
Accumulated deficit	(205,966)	(219,836)
Accumulated other comprehensive income	22	—
Treasury stock, at cost	—	(177)

Total stockholders’ deficiency	(65,266)	(79,146)

Total liabilities and stockholders’ deficiency	$355,006	$327,328

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except share amounts)

	Years Ended December 31,
	2007	2008	2009
Revenues	$448,774	$496,922	$456,452
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	234,166	257,883	225,431
Selling, general and administrative (includes share-based compensation of $2,552, $293 and $233)	166,231	168,421	154,722
Depreciation and amortization	75,980	73,608	49,922
Impairment charge	4,000	—	—
Merger integration costs	500	—	—

Total operating expenses	480,877	499,912	430,075

Income (loss) from operations	(32,103)	(2,990)	26,377
Interest expense	(34,390)	(39,514)	(39,197)
Interest income	1,489	702	112
Other income (expense)	240	(8)	17

Loss before provision for income taxes	(64,764)	(41,810)	(12,691)
Provision for income taxes	(726)	(1,056)	(1,179)

Net loss	(65,490)	(42,866)	(13,870)
Dividends on preferred stock	(55,031)	(63,890)	(71,909)
Modification of preferred stock	(95,622)	—	—

Loss available to common shareholders	$(216,143)	$(106,756)	$(85,779)

Loss available per common share — basic and diluted	$(23.09)	$(11.03)	$(8.85)

Weighted average common shares outstanding — basic and diluted	9,359,132	9,675,916	9,687,714

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficiency
(in thousands, except share amounts)

	Years Ended December 31,
	2007		2008		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Series A common stock
Balance at beginning of year	8,871,427	$102	9,342,880	$107	9,342,880	$107
Cancellation of shares	(97,435)	(1)	—	—	(371)	—
Shares issued in InfoHighway acquistion	568,888	6	—	—	—	—
Treasury shares acquired	—	—	—	—	(8,829)	—

Balance at end of year	9,342,880	107	9,342,880	107	9,333,680	107

Series B common stock
Balance at beginning of year	—	—	360,050	4	360,050	4
Issuance of shares pursuant to management incentive plan	360,050	4	—	—	—	—

Balance at end of year	360,050	4	360,050	4	360,050	4

Series A Preferred stock
Balance at beginning of year	89,521	1	87,254	1	87,254	1
Cancellation of shares pursuant to management incentive plan	(2,267)	—	—	—	—	—

Balance at end of year	87,254	1	87,254	1	87,254	1

Series A-1 Preferred Stock
Balance at beginning of year	100,702	1	100,702	1	100,702	1

Balance at end of year	100,702	1	100,702	1	100,702	1

Series B Preferred Stock
Balance at beginning of year	92,832	1	91,202	1	91,202	1
Cancellation of shares	(1,630)	—	—	—	(15)	—

Balance at end of year	91,202	1	91,202	1	91,187	1

Series B-1 Preferred Stock
Balance at beginning of year	42,231	—	64,986	1	64,986	1
Shares issued in InfoHighway acquistion	22,755	1	—	—	—	—
Treasury shares acquired	—	—	—	—	(353)	—

Balance at end of year	64,986	1	64,986	1	64,633	1

Series C Preferred Stock
Balance at beginning of year	—	—	14,402	—	14,402	—
Issuance of shares pursant to management incentive plan	14,402	—	—	—	—	—

Balance at end of year	14,402	—	14,402	—	14,402	—

Additional paid-in capital
Balance at beginning of year		117,689		140,270		140,563
Stock based compensation		2,388		293		233
Repurchase of shares		(1,538)		—		—
Shares issued in InfoHighway acquisition		17,446		—		—
Warrants issued in InfoHighway acquisition		4,285		—		—
Cancellation of warrnats		—		—		(44)

Balance at end of year		140,270		140,563		140,752

Accumulated deficit
Balance at beginning of year		(97,323)		(163,100)		(205,966)
Adoption of FIN 48		(287)		—		—
Net loss		(65,490)		(42,866)		(13,870)

Balance at end of year		(163,100)		(205,966)		(219,836)

Accumulated other comprehensive income
Balance at beginning of year		—		—		22
Unrealized gain on investment securities		—		22		—
Reclassification adjustment for realized gains incldued in net income		—		—		(22)

Balance at end of year		—		22		—

Treasury stock
Balance at beginning of year		—		—		—
Treasury shares acquired		—		—		(177)

Balance at end of year		—		—		(177)

Total stockholders’ deficiency		$(22,715)		$(65,266)		$(79,146)

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2007	2008	2009
Cash flows from operating activities
Net loss	$(65,490)	$(42,866)	$(13,870)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31,907	32,322	32,120
Amortization and write-off of deferred financing costs	2,437	2,639	2,625
Amortization of intangible assets	44,206	41,221	17,736
Amortization of bond premium	(435)	(816)	(914)
Provision for doubtful accounts	6,546	5,539	6,924
Stock-based compensation	2,552	293	233
Deferred income taxes	1,141	930	969
Impairment charge	4,000	—	—
Other	252	55	(591)
Changes in operating assets and liabilities:
Restricted cash	460	—	—
Accounts receivable	(12,357)	(1,887)	5,174
Other current assets	1,854	(1,899)	(2,299)
Other assets	(2,178)	(1,369)	(619)
Accounts payable	(2,108)	(3,806)	966
Accrued expenses and other current liabilities	(17,301)	(4,924)	(9,973)
Deferred revenues	1,970	1,433	(1,557)
Deferred rent	(119)	(228)	943

Net cash provided by (used in) operating activities	(2,663)	26,637	37,867

Cash flows from investing activities
Acquisition, net of cash and restricted cash acquired	(56,638)	(4,953)	(127)
Purchases of property and equipment	(30,418)	(39,786)	(33,747)
Purchases of investment securities	—	(23,500)	(145,764)
Sales of investment securities	—	—	145,728
Merger acquisition costs	(1,768)	(311)	—
Other	(111)	60	16

Net cash used in investing activities	(88,935)	(68,490)	(33,894)

Cash flows from financing activities
Drawdowns on revolving credit facility	11,500	23,902	2,275
Repayments of revolving credit facility	(12,005)	(402)	(2,275)
Proceeds from capital lease financing and equipment notes	5,217	3,789	441
Payments on capital lease obligations and equipment notes	(3,760)	(3,685)	(4,284)
Proceeds from issuance of long-term debt	95,175	—	—
Payment of deferred financing fees	(4,883)	—	—
Payments for shares purchased under management incentive plan	(1,703)	—	—
Other	—	(63)	(332)

Net cash provided by (used in) financing activities	89,541	23,541	(4,175)

Net decrease in cash and cash equivalents	(2,057)	(18,312)	(202)
Cash and cash equivalents at beginning of year	42,546	40,489	22,177

Cash and cash equivalents at end of year	$40,489	$22,177	$21,975

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$32,008	$37,581	$38,146

Cash paid during the year for taxes	$164	$151	$210

Supplemental schedule of non-cash information
Equity securities issued in connection with acquisition	$21,742	$—	$—

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
The Company is an integrated communications company whose primary interests consist of wholly-owned subsidiaries Broadview Networks, Inc. (“BNI”), Bridgecom Holdings, Inc. (“BH”), Corecomm-ATX, Inc. (“ATX”) and Eureka Broadband Corporation (“Eureka”, “InfoHighway” or “IH”). The Company also provides phone systems and other customer service offerings through its subsidiary, Bridgecom Solutions Group, Inc. (“BSG”). The Company was founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet access services, and data services to commercial and residential customers in the northeast United States.
2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
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
Fair Value Measurements
The Company defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, which includes inputs such as quoted prices for similar securities in active markets and quoted prices for identical securities where there is little or no activity in the market; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Revenue Recognition
The Company’s revenue is derived primarily from the sale of telecommunication services, including dedicated transport, local voice services, long distance voice services and high-speed data services to end-user business and wholesale carrier customers. Revenue is principally related to subscriber usage fees and fixed monthly recurring fees.
Usage fees consist of fees paid by customers for each call made, access fees paid by carriers for long distance calls that the Company originates and terminates, and fees paid by the incumbent carriers as reciprocal compensation when the Company terminates local calls made by their customers. Revenue related to usage fees is recognized when the service is provided. Usage fees are billed in arrears The Company’s ability to generate access fee revenue, including reciprocal compensation revenue, is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, the Company’s policy is to recognize access fee revenue, including reciprocal compensation revenue, only when it is concluded that realization of that revenue is reasonably assured.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
2. Significant Accounting Policies (continued)
Monthly recurring fees include the fees paid for lines in service and additional features on those lines. Monthly recurring fees are paid by end-user customers and are primarily billed in advance. This revenue is recognized during the period in which it is earned.
Revenue for charges that are billed in advance of services being rendered is deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Cable and wiring revenues are recognized when the Company provides the services.
The Company also derives revenue from non-recurring service activation and installation charges imposed on customers at the time a service is installed. Such charges become payable by the Company’s customers at the time service is initiated. Revenue and direct costs related to up-front service activation and installation fees are deferred and amortized over the average customer life, which generally is four years.
The Company reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.
Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $8,494 and $5,710 as of December 31, 2008 and 2009, respectively.
Revenue from carrier interconnection and access amounting to $25,352, $28,726 and $23,748 in the years ended December 31, 2007, 2008 and 2009, respectively, is recognized in the month in which service is provided at the amount we expect to realize in cash.
Cost of Revenues
Cost of revenues include direct costs of sales and network costs. Direct costs of sales include the costs incurred with telecommunication carriers to render services to customers. Network costs include the costs of fiber and access, points of presence, repairs and maintenance, rent and utilities of the telephone, Internet data network, as well as salaries and related expenses of network personnel. Network costs are recognized during the month in which the service is utilized. The Company accrues for network costs incurred but not billed by the carrier.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are being held in several large financial institution, which are members of the FDIC, although most of our balances do exceed the FDIC insurance limits.
Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $23,533 and $23,549 as of December 31, 2008 and 2009, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in less than one year. The cost and fair value of these investment securities were not materially different as of December 31, 2008 and 2009. During the year ended December 31, 2009, the Company purchased $145,764 and sold $145,728 of U.S. Treasury notes. During the year ended December 31, 2008, the Company purchased $23,500 of U.S. Treasury notes. The Company did not sell any investment securities during 2008. All unrealized and realized gains are determined by specific identification.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
2. Significant Accounting Policies (continued)
Comprehensive Loss
Comprehensive loss represents the change in net assets of a business enterprise during a period from non-owner sources. The Company’s comprehensive loss, before related tax effects, is comprised exclusively of unrealized gains on the Company’s investments in U.S. Treasury notes. The comprehensive loss for the years ended December 31 2007, 2008 and 2009 is as follows:

	Years Ended December 31,
	2007	2008	2009

Net loss	$(65,490)	$(42,866)	$(13,870)
Unrealized gain on investment securities	—	22	—
Reclassifaction adjustment for realized gains included in net loss	—	—	(22)

Comprehensive loss	$(65,490)	$(42,844)	$(13,892)

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. Allowances for doubtful accounts are recorded as selling, general and administrative expenses. The Company writes off accounts deemed uncollectible after efforts to collect such accounts are not successful. The Company also requires security deposits in the normal course of business if customers do not meet its criteria established for offering credit.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer equipment, five years for furniture and fixtures, three years for vehicles, and seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of two years. Construction in progress includes amounts incurred in the Company’s expansion of its network. The amounts include switching and co-location equipment, switching and co-location facilities design and co-location fees. The Company has not capitalized interest to date since the construction period has been short in duration and the related imputed interest expense incurred during that period was insignificant. When construction of each switch or co-location facility is completed, the balance of the assets is transferred to network equipment and depreciated in accordance with the Company’s policy. Internal labor costs capitalized in connection with expanding our network are also amortized over seven years. Maintenance and repairs are expensed as incurred.
Impairment of Long-Lived Assets
Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and carrying value of the asset group.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
2. Significant Accounting Policies (continued)
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment annually on October 1 and when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is based on projections of discounted cash flows. The Company has one reporting unit. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates for the related business, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of terminal values. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy.
Third Party Conversion Costs
The Company currently capitalizes third party conversion costs incurred to provision customers to its network as part of property and equipment. These costs include external vendor charges, but exclude costs incurred internally. The Company amortizes conversion costs over four years.
Debt Issuance Costs
The costs related to the issuance of long-term debt are deferred and amortized into interest expense, using the effective interest method, over the life of each debt issuance.
Significant Vendor
The Company purchased approximately 69% of its telecommunication services from one vendor during the year ended December 31, 2009. Accounts payable in the accompanying consolidated balance sheets include approximately $3,975 and $4,813 as of December 31, 2008 and December 31, 2009, respectively, due to this vendor.
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
Uncertainty in Income Taxes
The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no accrual for uncertainties in income tax positions is required in the Company’s financial statements as of December 31, 2009. The Company currently has no federal or state tax examinations in progress. As a result of the applicable statutes of limitations, the Company’s federal and state income tax returns for tax years before December 31, 2006 are no longer subject to examination by the Internal Revenue Service and state departments of revenue.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
2. Significant Accounting Policies (continued)
Stock-Based Compensation
The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. The Company uses the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards.
Software Development Costs
The Company capitalizes the cost of internal use software. Costs for preliminary stage projects are expensed as incurred while application stage projects are capitalized. The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life of two years, when it is ready for intended use. The Company incurred software development expenses of $2,293, $1,639 and $1,843 for the years ended December 31, 2007 2008 and 2009, respectively.
During the years ended December 31, 2007, 2008 and 2009, the Company capitalized approximately $2,175, $2,764 and $2,543 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $2,715, $2,270 and 2,576 for the years ended December 31, 2007, 2008 and 2009, respectively. The unamortized balance of capitalized software development costs as of December 31, 2008 and 2009 is $2,694 and $2,662 respectively.
Advertising
The Company expenses advertising costs in the period incurred and these amounts are included in selling, general and administrative expenses. Advertising expenses totaled $1,234, $1,843 and $2,002 for the years ended December 31, 2007, 2008 and 2009, respectively.
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
Reclassifications
The Company has reclassified prior year amounts to conform to the current year presentation, the most significant of which are as follows:
On the Company’s December 31, 2009 balance sheet, the Company has presented its dispute liability entirely as part of accrued expenses. Historically, a portion of the dispute liability was reflected in accounts payable and a portion was included in accrued expenses. The Company has reclassified prior year amounts to conform to the current year presentation. Historically, the Company recorded prepaid assets for accrued carrier invoices. The Company is no longer recording prepaid assets for accrued carrier invoices and accordingly; the Company has reclassified prior year amounts to conform to the current year presentation.
The Company issues credits in an effort to acquire, retain and incentivize its customers. The Company has historically classified these credits in its selling, general and administrative expenses. The Company has reclassified these credits from selling, general and administrative expenses and is now reflecting them as a reduction in revenue. As a result, revenues and selling, general and administrative expenses have been reduced by $2,385 and $3,814 for the years ended December 31, 2007 and 2008, respectively.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
3. Recent Accounting Pronouncements
On June 15, 2009, the Company adopted the accounting standard that amends the requirements for disclosures about fair value of financial instruments for annual, as well as interim, reporting periods. This standard was effective prospectively for all interim and annual reporting periods ending after June 15, 2009. As a result of this standard, the Company has included these additional disclosures in its Form 10-Q for the quarters ended June 30, 2009 and September 30, 2009. Additionally, the Company included additional disclosures in Notes 2 and 15 to its Consolidated Financial Statements, as a result of adopting this standard.
On June 15, 2009, the Company prospectively adopted the accounting standard regarding the accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. The adoption of this standard has not had a significant impact on its financial position or results of operations. The Company included additional disclosures in Note 2 to its Consolidated Financial Statements as a result of adopting this standard.
In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.
In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The Company is currently evaluating the impact that this standard update will have on its consolidated financial statements.
4. Acquisitions
2008 Acquisition
On June 12, 2008, the Company entered into an asset purchase agreement to acquire substantially all of the assets of Lightwave Communications, LLC (“Lightwave”) and its affiliate Adera, LLC (“Adera”). Lightwave was a competitive local exchange carrier operating primarily in the Mid-Atlantic region of the United States. Lightwave filed for bankruptcy protection in February 2008. On July 11, 2008, the Bankruptcy Court granted the sale order authorizing the sale of Lightwave’s and Adera’s assets to the Company. Pursuant to the sale order, the Company was required to place $4,640 in escrow until the close of the transaction, which occurred on September 18, 2008. Accordingly, the results of operations of Lightwave are included in these consolidated financial statements beginning September 19, 2008.
The consolidated results of the Company reflect the acquisition under the purchase method of accounting. The purchase price paid by the Company totaled $6,320, including the cash released from escrow. The Company acquired assets totaling $7,065, including goodwill of $2,312 and customer relationship intangible assets of $3,600. Additionally, the Company assumed current liabilities of $745. The Company finalized its purchase price allocation in May 2009, which resulted in an increase to goodwill of $127. The final installment of the purchase price, totaling $750, was to be paid to the sellers on September 18, 2009. This installment was subject to adjustment under certain circumstances specified in the asset purchase agreement. The Company will be paying the final amount due in connection with this acquisition during the second quarter of 2010.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
4. Acquisitions (continued)
2007 Acquisition
On February 23, 2007, the Company entered into an agreement and plan of merger to acquire all of the outstanding capital stock of Eureka Broadband Corporation, a competitive local exchange carrier operating primarily in the northeastern United States, in a transaction that closed on May 31, 2007 (the “2007 Merger”). Accordingly, the results of InfoHighway are included in these consolidated financial statements beginning June 1, 2007. The consolidated results of the Company reflect the acquisition under the purchase method of accounting.
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

$79,884

The Company issued 22,755 shares of Series B-1 Preferred Stock and 568,888 shares of Class A Common Stock, with an aggregate value of $17.5 million. The shares of Series B-1 Preferred Stock and Class A Common Stock issued in the transaction have the same voting rights as existing Series B-1 Preferred Stock and Class A Common Stock. The warrants issued to acquire 16,976 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and the twelve months ended May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit. The aggregate value of the warrants of $4.2 million at May 31, 2007, the close of the InfoHighway acquisition, was determined utilizing the Black-Scholes model assuming a 2.5 year expected life, a volatility based on market comparable entities of 55%, no expected dividends, an exercise price of $883.58 per unit and a risk free rate of 4.9%. During 2009, the Company reclaimed 353 shares of Series B-1 Preferred Stock and 8,829 shares of Class A Common Stock previously issued in connection with the InfoHighway acquisition. The shares are reflected in treasury stock as of December 31, 2009. During 2009, the Company also reclaimed and cancelled warrants to acquire 265 units previously issued in connection with the InfoHighway acquisition.
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
As of March 29, 2010, the exercise price of the warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company has concluded that it will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the of warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at the point in time of such determination. The Company has determined that once the exercise price is resolved, the warrants will be classified in equity.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
4. Acquisitions (continued)
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

The unaudited pro forma combined results, which assumes the transaction was completed on January 1, 2007, are as follows for the year ended December 31, 2007:

Revenues	$498,965
Net loss	(75,703)
Loss available per common share — basic and diluted	(23.59)

Loss available per common share includes the effect of the dividends accumulated on the Company’s Preferred Stock as well as the effect of a modification to the Preferred Stock (see Note 17).
5. Other Assets
Other current assets consist of the following at December 31:

	December 31,
	2008	2009

Deferred carrier charges	$934	$2,433
Prepaid expenses	2,449	3,990
Other	5,515	4,553

Total other current assets	$8,898	$10,976

Other non-current assets consist of the following at December 31:

	December 31,
	2008	2009

Deferred financing costs	$9,518	$7,424
Lease security and carrier deposits	2,274	1,811
Registration statement costs	3,385	3,669
Other	1,262	2,061

Total other non-current assets	$16,439	$14,965

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
5. Other Assets (continued)
The Company incurred deferred financing costs of $4,888 related to the issuance of long term debt in 2007 (see Note 10). Amortization of deferred financing costs amounted to approximately $2,286, $2,639 and $2,625 for the years ended December 31, 2007, 2008 and 2009, respectively.
As of December 31, 2009, other non-current assets includes $3,669 of costs associated with the registration statement filed with the SEC for a potential initial public offering including underwriting fees, legal fees and other costs incurred directly related to our initial public offering. Such costs will be charged against the gross proceeds of the offering when completed or charged to operations should the Company elect not to complete the offering.
6. Property and Equipment
Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2008	2009

Network equipment	$142,954	$171,195
Computer and office equipment	20,512	21,226
Capitalized software costs	13,371	15,914
Furniture and fixtures and other	8,923	10,002
Leasehold improvements	5,486	6,713

	191,246	225,050
Less accumulated depreciation and amortization	(105,998)	(138,175)

	$85,248	$86,875

Property and equipment includes amounts acquired under capital leases of approximately $9,847 and $7,566 respectively, net of accumulated depreciation and amortization of approximately $7,966 and $10,688 respectively, at December 31, 2008 and 2009. Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.
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
7. Identifiable Intangible Assets and Goodwill
The Company’s intangible assets, consisting primarily of customer relationships and trademarks, obtained in connection with previous acquisitions, were valued as follows:
Customer Relationships: The Company’s customer relationships are composed of subscribers to the Company’s various telecommunications services. The multi-period excess earnings method, a variant of the income approach, was utilized to value the customer relationship intangibles.
The customer relationship intangibles are amortized on a straight line basis over the average expected life of the customer relationships based on the Company’s historical disconnect statistics or on an accelerated method over their useful lives in proportion to the expected benefits to be received. The initial lives range from four to eleven years and the weighted average remaining useful life is 5.93 years. The unamortized balances are evaluated for potential impairment based on future estimated cash flows when an impairment indicator is present.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
7. Identifiable Intangible Assets and Goodwill (continued)
Trademark: The Company’s trademarks were valued using a variant of the income approach, referred to as the relief from royalty method.
The Company’s ATX trademark was considered to have an indefinite life at the date it was acquired. During the fourth quarter of 2007, the Company began the process of rebranding its operations following the acquisitions of InfoHighway and ATX. As a result of the rebranding process, the Company believed that the remaining useful life of the ATX trademark was three years to be amortized on a straight-line basis. The Company considered this change in the estimated useful life to be an indication that the carrying amount of the ATX trademark may not be recoverable and required the Company to evaluate the ATX trademark for impairment. As a result of the evaluation, the Company incurred an impairment charge of $4.0 million during the fourth quarter of 2007, which was the excess of the carrying value over the estimated fair value of the ATX trademark.
The InfoHighway trademark intangible asset is amortized on an accelerated method over its useful life in proportion to the expected benefits to be received. The useful life of this intangible asset is four years. The unamortized balance is evaluated for impairment based on future estimated cash flows when an impairment indicator is present.
The weighted average remaining useful life for the trademark intangibles is 1.13 years.
The components of intangible assets at December 31 are as follows:

	December 31,
	2008			2009
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value
Customer relationships	$187,467	$(146,012)	$41,455	$71,812	$(46,064)	$25,748
Trademarks	7,400	(3,635)	3,765	7,400	(5,664)	1,736
Other	909	(909)	—	—	—	—

	$195,776	$(150,556)	$45,220	$79,212	$(51,728)	$27,484

Amortization of intangible assets for the years ended December 31, 2007, 2008 and 2009 amounted to $44,206, $41,221 and $17,736 respectively. During the year ended December 31, 2009, the Company wrote-off its fully amortized customer relationships intangible assets and other fully amortized intangible assets totaling $115,655 and $909, respectively. Overall, the weighted average remaining useful life for the Company’s intangible assets is 5.63 years as of December 31, 2009.
Future projected amortization expense for the years ending December 31 is as follows:

2010	$12,431
2011	5,305
2012	3,487
2013	2,194
2014	1,569
Thereafter	2,498

$27,484

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
7. Identifiable Intangible Assets and Goodwill (continued)
Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2007	$96,154
Effects of 2008 acquisition	2,185
Other	(228)

Balance at December 31, 2008	98,111
Finalization of purchase price allocation in connection with 2008 acquisition	127

Balance at December 31, 2009	$98,238

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2008	2009

Recurring network costs	$23,651	$8,510
Recurring operating accruals	4,937	6,212
Accrued interest (a)	11,485	11,480
Payroll related liabilities	6,234	6,701
Other	1,184	2,727

Total accrued expenses and other current liabilities	$47,491	$35,630

(a)	Primarily represents accrued interest on the Senior Secured Notes and the Revolving Credit Facility. Interest on the Senior Secured Notes is paid semi-annually on March 1 and September 1 of each year.
9. Obligations Under Capital and Operating Leases
Capital Leases
In March 2006, the Company entered into a capital lease facility, as amended in October 2006, with a third party that allows the Company to finance the acquisition of up to $12,500, or as otherwise limited by our indenture (see Note 10), of network related equipment through December 31, 2009. The Company is obligated to repay the borrowings in thirteen quarterly installments. The lease facility specifies that at the end of the final installment period, the Company has the option of renewing, returning or purchasing the equipment at a mutually agreed fair value. The Company had borrowings of $4,232 outstanding on the existing facility at December 31, 2009.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
9. Obligations Under Capital and Operating Leases (continued)
The future minimum lease payments under all capital leases at December 31, 2009 are as follows:

2010	$3,635
2011	1,599
2012	347
2013	27

5,608
Less amounts representing interest	(752)

4,856
Less current portion	(3,080)

Capital lease obligations, net of current portion	$1,776

Operating Leases
The Company rents office space, switch locations and equipment under various operating leases. Some of the Company’s operating leases have free or escalating rent payment provisions and the option to renew for an additional five years. The future minimum lease payments under operating leases at December 31, 2009 are as follows:

2010	$12,160
2011	8,281
2012	5,835
2013	4,170
2014	3,880
Thereafter	11,605

Total minimum lease payments	$45,931

Future minimum lease payments are net of sublease rentals as follows:

2010	$(549)
2011	(109)

Total sublease rentals	$(658)

Total rent expenses under these operating leases totaled $11,979, $11,324 and $11,991 for the years ended December 31, 2007, 2008 and 2009, respectively. The Company’s sublease rental income was $706, $566 and $420 for the years ended December 31, 2007, 2008 and 2009, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
10. Debt
Senior Secured Notes
On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, we completed an additional offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The unamortized bond premium of $3,924 and $3,010 at December 31, 2008 and 2009, respectively, is included in long term debt. For the years ended December 31, 2007, 2008 and 2009, bond premium amortization amounted to $435, $816 and $914, respectively.
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
The notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s five-year senior revolving credit facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness.
The Senior Secured Note Indenture contains covenants limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2009.
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
The Revolving Credit Facility also has a sublimit of $15,000 for the issuance of letters of credit. During the years ended December 31, 2008 and 2009, the Company issued $80 and $1,218 of letters of credit to regulatory bodies and landlords, all of which are outstanding against this facility at December 31, 2009.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
10. Debt (continued)
Indebtedness under the Revolving Credit Facility is guaranteed by all of our direct and indirect subsidiaries that are not borrowers thereunder and is secured by a security interest in all of our and our subsidiaries’ tangible and intangible assets.
The Revolving Credit Facility contains negative covenants and restrictions on our assets and our subsidiaries’ actions, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture. The Company is in compliance with all covenants and restrictions as of December 31, 2009.
Certain of our assets have been pledged to the above creditors pursuant to the debt agreements. Each of our subsidiaries has guaranteed the outstanding debt. The parent company of these subsidiaries has no independent assets or operations and the guarantees are full and unconditional and joint and several.
11. Shareholders’ Deficiency
In July 2006, in anticipation of the acquisition of ATX and the refinancing of the existing senior unsecured subordinated notes, the Company authorized two new series of preferred stock, Series A-1 Preferred Stock, and Series B-1 Preferred Stock. At the refinancing, holders of the senior unsecured subordinated notes were offered the option to convert their existing notes into shares of either Series A-1 Preferred Stock and Class A Common Stock or Series B-1 Preferred Stock and Class A Common Stock at a conversion price per preferred share of $516.35. Each converting note holder also received a number of shares of Class A Common Stock equal to twenty-five times the number of shares of preferred stock purchased. The Series A-1 and Series B-1 preferred stock are pari passu with the existing Series A and Series B preferred stock.
As of December 31, 2008 and 2009, there were 87,254 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is non redeemable, but carries a liquidation preference of $1,798.51 per share, with an aggregate liquidation preference of the Series A Preferred Stock of $156.9 million as of December 31, 2009. The liquidation preference increases at an annual rate of 12%, compounded quarterly. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying initial public offering (“IPO”) event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A Preferred Stock votes together with the Series A-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2008 and 2009, there were 100,702 shares of Series A-1 Preferred Stock outstanding. Each Share of Series A-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series A Preferred Stock of $1,798.51 per share, with an aggregate liquidation preference of the Series A-1 Preferred Stock of $181.1 million as of December 31, 2009. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A-1 Preferred Stock votes together with the Series A Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A-1 Preferred Share on all matters requiring a vote of all shareholders.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
11. Shareholders’ Deficiency (continued)
As of December 31, 2008 and 2009, there were 91,202 and 91,187 shares of Series B Preferred Stock outstanding, respectively. Each share of Series B Preferred Stock is non redeemable, but carries a liquidation preference of $1,798.51 per share with an aggregate liquidation preference of the Series B Preferred Stock of $164.0 million as of December 31, 2009. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B Preferred Stock votes together with the Series B-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2008 and 2009, there were 64,986 and 64,633 shares of Series B-1 Preferred Stock outstanding, respectively. Each Share of Series B-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series B Preferred Stock of $1,798.51 per share with an aggregate liquidation preference of the Series B-1 Preferred Stock of $116.9 million as of December 31, 2009. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B-1 Preferred Stock votes together with the Series B Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B-1 Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2008 and 2009, there were 14,402 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is non redeemable, but carries a liquidation preference equal to the Series A Preferred Share liquidation preference less $516.35 or $1,282.16 per share as of December 31, 2009. At December 31, 2009, the aggregate liquidation preference of the Series C Preferred Stock is $18.5 million. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series C Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series C Preferred Stock is non voting.
The Company’s Charter provides that if any of the following events occur (defined in the Charter as “Liquidations”), the holders of preferred stock shall be entitled to be paid the liquidation preference associated with the preferred stock prior to any payment or distribution to holders of junior securities: (1) the Company (i) commences a voluntary bankruptcy, (ii) consents to an involuntary bankruptcy, (iii) makes an assignment for the benefit of its creditors, or (iv) admits in writing its inability to pay its obligations; (2) an order of involuntary bankruptcy is commenced in respect of the Company and the order is unstayed and in effect for 60 consecutive days and on account of such event the Company liquidates, dissolves or winds-up; (3) the Company otherwise liquidates, dissolves or winds-up; and (4) the Company (i) merges or consolidates and the Company is not the surviving entity of such merger or consolidation, (ii) merges or consolidates and the Company is the surviving entity of such merger or consolidation, though the pre-merger or pre-consolidation holders of the Company’s capital stock cease to maintain control of the Company, (iii) sells substantially all of the assets of the Company, or (iv) sells a majority of the voting stock of the Company. Neither the Charter nor any other agreement contains a contractual redemption feature relating to the preferred stock. There are no provisions in the Charter that explicitly or contractually permit the preferred shareholders to trigger a liquidation payment or distribution upon the occurrence of any of the Liquidation events.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
11. Shareholders’ Deficiency (continued)
As of December 31, 2008 and 2009, there were 9,342,880 and 9,333,680 shares of Class A common stock outstanding, respectively. The Class A common stock is entitled to 1 vote per share on all matters requiring a vote of all shareholders.
As of December 31, 2008 and 2009, there were 360,050 shares of Class B common stock outstanding. Upon a qualifying IPO event, each share of Class B common stock is automatically converted into one share of Series A common stock.
As of December 31, 2009, stock options to acquire 136 shares of Series B Preferred Stock and 3,445 shares of common stock are outstanding under the Company’s 1997 and 2000 Stock Option Plans. The Company is no longer authorized to issue any additional awards under the Company’s 1997 and 2000 Stock Option Plans.
As of December 31, 2009, a warrant to acquire 46 shares of Series B Preferred Stock and 1,151 shares of Class A common stock is outstanding.
12. Stock Based Compensation
Restricted Stock Awards
In February 2007, the Company’s board adopted and its shareholders subsequently approved the Company’s Management Incentive Plan (the “MIP”), pursuant to which the Company is authorized to grant stock options and restricted stock to certain of its employees. Pursuant to the MIP, there are 52,332 shares of Series C Preferred Stock and 1,308,297 shares of non-voting Class B Common Stock reserved for issuance. In April 2007, grants of restricted stock representing 14,402 shares of Series C Preferred Stock and 360,050 shares of Class B Common Stock were completed. As a condition and in conjunction with the MIP grants, all vested share-based awards then outstanding and held by participants in the MIP were repurchased for cash consideration of $1.7 million and all unvested share-based awards then outstanding and held by participants in the MIP were cancelled in exchange for the issuance of new awards under the MIP. All of the awards, including modified awards required to be remeasured and new awards issued, were valued at the grant date at fair market value using public company comparables, recent comparable transactions and discounted cash flow valuation methodologies.
Grants under the MIP consisted of both vested and unvested securities. Unvested securities will generally vest in ratable annual installments over the three-year period following the grant based on service requirements. The incremental value of the fair value of the MIP awards over the fair value of the awards repurchased or cancelled and the fair value of all vested MIP awards not representing grants for repurchased and cancelled securities were expensed immediately at the grant date, totaling $1.7 million.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
12. Stock Based Compensation (continued)
The following table summarizes the Company’s restricted stock award activity:

				Weighted-
				Average
				Grant Date
	Series A and B	Series C	Series A and B	Fair Value
	Preferred	Preferred	Common	Per Unit
Outstanding December 31, 2006	2,650	—	66,250	$502.43
Grants	—	14,402	360,050	137.50
Forfeit/Cancel/Repurchase	(2,650)	—	(66,250)	502.43

Outstanding December 31, 2007	—	14,402	360,050	137.50
Grants	—	—	—	—
Forfeit/Cancel/Repurchase	—	—	—	—

Outstanding December 31, 2008	—	14,402	360,050	137.50
Grants	—	—	—	—
Forfeit/Cancel/Repurchase	—	—	—	—

Outstanding December 31, 2009	—	14,402	360,050	$137.50

Total compensation expense for the new restricted stock awards and the unvested portion of the modified awards for the year ended December 31, 2007, 2008 and 2009 was $2,173 and $84 and $31, respectively. During the year ended December 31, 2009, 471 shares of the Series C Preferred Stock and 11,775 shares of the Series B Common Stock vested. As of December 31, 2009, 468 shares of the Series C Preferred Stock and 11,700 shares of the Series B Common Stock are not vested. The total compensation cost related to unvested awards not yet recognized is $8 and will be recognized during the three months ended March 31, 2010.
Stock Option Awards
In April 2007 pursuant to the MIP, grants of options to acquire 21,599 units comprised of 1 share of Series C Preferred Stock and 25 shares of Class B Common Stock were completed. Options under the MIP were granted with an exercise price equal to the fair market value of a unit determined as of the grant date. The fair market value of $56.31 was determined utilizing the Black-Scholes model with an exercise price equal to the assumed fair market value of an underlying unit of $137.50, a three year expected life of the option, a volatility based on market comparable entities of 55%, no dividend yield and a risk free rate of 4.5%.
The following table summarizes the Company’s stock option activity:

	Series C	Average
	Preferred	Exercise Price
Outstanding December 31, 2006	—	$—
Grants	21,599	137.50
Forfeit/Cancel/Repurchase	(699)	137.50

Outstanding December 31, 2007	20,900	137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(696)	137.50

Outstanding December 31, 2008	20,204	137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(146)	137.50

Outstanding December 31, 2009	20,058	$137.50

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
12. Stock Based Compensation (continued)
Total compensation expense for stock options for the years ended December 31, 2007, 2008 and 2009 was $378, $209 and $201 respectively. During the year ended December 31, 2009, options to acquire 5,831 Series C Preferred units vested. As of December 31, 2009 options to acquire 14,244 of the 20,099 Series C Preferred units are vested, but none of the options are currently exercisable. The remaining contractual term of the outstanding options is approximately one year. At December 31, 2009, the total compensation cost related to unvested awards not yet recognized is $51 and will be recognized during the three months ended March 31, 2010.
13. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2007, 2008 and 2009 consist of the following:

	Years Ended December 31,
	2007	2008	2009

Current:
Federal	$(293)	$(25)	$—
State	164	151	210

	(129)	126	210

Deferred:
Federal	743	808	843
State	112	122	126

	855	930	969

	$726	$1,056	$1,179

The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2007, 2008 and 2009:

	Years Ended December 31,
	2007	2008	2009

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	(0.3%)	(0.4%)	(1.8%)
Permanent items	0.3%	(1.2%)	(3.6%)
Valuation allowance	(36.2%)	(35.9%)	(39.0%)

Effective income tax rate	(1.1%)	(2.5%)	(9.4%)

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
13. Income Taxes (continued)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2008 and 2009:

	December 31,
	2008	2009

Deferred tax assets:
Current
Accounts receivable	$4,565	$6,301
Deferred revenue	4,577	3,961
Other	789	1,395

Total deferred tax assets-current	9,931	11,657

Noncurrent
Net operating loss carry forwards	52,157	51,628
Customer lists	5,008	6,724
Trademark	1,607	1,811
Other	990	2,634

Total deferred tax assets-noncurrent	59,762	62,797

Total deferred tax assets	$69,693	$74,454

Deferred tax liabilities:
Noncurrent
Customer Lists	$11,098	$7,637
Other current liabilities	—	716
Trademark	670	276
Goodwill	2,071	3,040
Accelerated Depreciation	13,282	16,088

Total deferred tax liabilities-noncurrent	$27,121	$27,757

Net deferred tax assets — current:
Deferred tax assets-current	$9,931	$11,657
Valuation allowance	(9,931)	(11,657)

Net current deferred tax assets	$—	$—

Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$59,762	$62,797
Deferred tax liabilities-noncurrent	(27,121)	(27,757)
Valuation allowance	(34,712)	(38,080)

Net noncurrent deferred tax liabilities	$(2,071)	$(3,040)

The Company completed a study of its available net operating loss carryforwards (“NOLs”) resulting from the 2005 Merger and the InfoHighway merger. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At December 31, 2009, the Company had net operating loss carryforwards available totaling $134,976 which begin to expire in 2012. The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2008 and 2009 because management does not believe it is more likely than not that this asset will be realized. The net change in the Company’s valuation allowance was an increase of $5,094 between 2008 and 2009. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
14. Employee Savings and Retirement Plan
During 2007, the Company had three active contributory defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Code”) covering all qualified employees. Two of these plans, which historically covered the employees of ATX and InfoHighway, have been terminated effective December 31, 2007. Assets of the participants covered under these plans were transferred into the Company’s remaining plan. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the year ended December 31, 2007, the Company made contributions of approximately $144 to the terminated plans. For the years ended December 31, 2008 and 2009, the company did not make any contributions to the plan.
15. Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2008 and December 31, 2009 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $23,533 and $23,549 which are based on the publicly quoted market price as of December 31, 2008 and December 31, 2009, respectively.
The fair value of the long-term debt outstanding under the Company’s revolving credit facility approximates its carrying value of $23,500 due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at December 31, 2008 and 2009 was $207,000 and $287,250, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input. The carrying value of the Company’s senior secured notes due 2012 at December 31, 2008 and 2009 was $303,924 and $303,010, respectively.
16. Commitments and Contingencies
The Company has employment agreements with certain key executives at December 31, 2009. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation for a period of up to 12 months after termination.
The Company has standby letters of credit outstanding of $2,983, which are fully collateralized by either domestic certificates of deposit or the letter of credit subfacility under the Company’s revolving credit facility.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2009 was approximately $23.6 million. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at December 31, 2009. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
16. Commitments and Contingencies (continued)
In December 2008, the Company finalized a settlement with the local exchange carrier operating subsidiaries of our major telecommunications supplier, which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. Additionally, the settlement included a comprehensive mutual release between the parties effective as of that date.
In February 2007, the Company finalized a settlement with its major telecommunications supplier and paid $15.2 million to extinguish approximately $39.0 million of outstanding disputes.
The Company has entered into a commercial agreement with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. The agreements, which expire in 2013, require certain minimum purchase obligations. The future obligations under this agreement are $22,262 and $20,738 for the years ended December 31, 2010 and 2011, respectively.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows.
17. Loss per share
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the years ended December 31, 2007, 2008 and 2009:

	Years Ended December 31,
	2007	2008	2009

Loss available to common shareholders (Numerator):
Net loss	$(65,490)	$(42,866)	$(13,870)
Dividends on preferred stock	(55,031)	(63,890)	(71,909)
Modification of preferred stock	(95,622)	—	—

Loss available to common shareholders	$(216,143)	$(106,756)	$(85,779)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	9,131,327	9,342,880	9,342,880
Class B common stock	227,805	333,036	344,834

Weighted average common shares outstanding — basic and diluted	9,359,132	9,675,916	9,687,714

Loss available per common share — basic and diluted	$(23.09)	$(11.03)	$(8.85)

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
17. Loss per share (continued)
For the years ended December 31, 2007, 2008 and 2009, the Company had outstanding options, warrants, restricted stock units and preferred stock as disclosed in Notes 11 and 12, which were convertible into or exercisable for common shares of 11,578,004, 12,819,500 and 14,216,984, respectively, that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
Dividends accumulate on the Company’s Preferred Stock. The loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. The aggregate accumulated dividends on the Company’s Preferred Stock was $110,030, $173,920 and $245,829, respectively, as of December 31, 2007, 2008 and 2009. The per share amounts of accumulated dividends on the Company’s Preferred Stock was $11.38, $17.97 and $25.37, respectively, as of December 31, 2007, 2008 and 2009. The Company has not declared any dividends.
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
18. Unaudited Quarterly Results of Operations
The following is the unaudited quarterly results of operations for the years ended December 31, 2008 and 2009. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of full year results.

	2008
	Three Months Ended
	March 31,	June 30,	September 30	December 31,
Revenues (2)	$122,782	$127,339	$124,405	$122,396

Cost of revenues (exclusive of depreciation and amortization)	66,021	65,427	65,026	61,409

Income (loss) from operations	(3,981)	1,196	800	(1,005)

Net loss	(13,581)	(9,030)	(9,173)	(11,082)
Dividends on preferred stock	(15,352)	(15,730)	(16,202)	(16,688)

Loss available to common shareholders	$(28,933)	$(24,760)	$(25,375)	$(27,770)

Loss available per common share — basic and diluted (1)	$(2.99)	$(2.56)	$(2.62)	$(2.87)

Weighted average common shares outstanding — basic and diluted	9,667,680	9,676,996	9,679,455	9,679,455

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
18. Unaudited Quarterly Results of Operations (continued)

	2009
	Three Months Ended
	March 31,	June 30,	September 30	December 31,
Revenues (2)	$121,971	$116,050	$111,761	$106,670

Cost of revenues (exclusive of depreciation and amortization)	61,651	57,477	54,844	51,459

Income from operations	5,131	6,699	7,435	7,112

Net loss	(5,105)	(3,755)	(2,838)	(2,172)
Dividends on preferred stock	(17,188)	(17,704)	(18,235)	(18,782)

Loss available to common shareholders	$(22,293)	$(21,459)	$(21,073)	$(20,954)

Loss available per common share — basic and diluted (1)	$(2.30)	$(2.21)	$(2.17)	$(2.16)

Weighted average common shares outstanding — basic and diluted	9,679,455	9,688,771	9,691,230	9,691,230

(1)
The sum of quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted-average shares outstanding and the effects of rounding for each period.

(2)
The Company issues credits in an effort to acquire, retain and incentivize its customers. The Company has historically classified these credits in its selling, general and administrative expenses. The Company has reclassified these credits from selling, general and administrative expenses and is now reflecting them as a reduction in revenue. As a result, revenues and selling, general and administrative expenses have been reduced by $761, $974, $1,130 and $948 for the quarters ended March 31, June 30, September 30 and December 31, 2008, respectively. Revenues and selling, general and administrative expenses have been reduced by $736, $768 and $957 for the quarters ended March 31, June 30 and September 30, 2009, respectively. There has been no impact on the Company’s income (loss) from operations or net loss as a result of this change. As of December 31, 2009, the Company recorded a $1,419 liability for the estimated amount of credits to be issued in 2010, which pertain to 2009. This liability was recorded a reduction in revenue during the quarter ended December 31, 2009.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A (T). Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
(b) Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in SEC Rules 13a-15(f) and 15d-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management’s report on internal control over financial reporting is set forth above under the heading “Management’s Report on Internal Control over Financial Reporting” in Item 8 of this annual report on Form 10-K.
(c) Attestation Report of the Registered Public Accounting Firm
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the SEC that permit us to provide only management’s report in this annual report.
(d) Changes in Internal Control Over Financial Reporting
During our fourth fiscal quarter of 2009, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Set forth below are the names and positions of our executive officers and directors as of December 31, 2009.

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

Biographies of Executive Officers
Michael K. Robinson, Chief Executive Officer, President and Director (53). Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Mr. Robinson was appointed to our board of directors on January 8, 2009 given his role as Chief Executive Officer and his particular industry experience. Prior to March 2005, Mr. Robinson had been with US LEC Corp., a publicly traded competitive communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson participates in various industry associations. Mr. Robinson holds a masters degree in business administration from Wake Forest University.
Brian P. Crotty, Chief Operating Officer (39). Mr. Crotty, Chief Operating Officer, has over 15 years of senior management experience in the telecom industry. In his role with Broadview, he is responsible for all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s Chief Operating Officer prior to its merger with Broadview. Prior to joining Bridgecom in 2000, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd., through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first competitive local exchange carriers in the state of Wisconsin. In addition, Mr. Crotty has also served in a managerial position with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.
Corey Rinker, Chief Financial Officer, Treasurer and Assistant Secretary (51). Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker also possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Treasurer and Assistant Secretary of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.
Charles C. Hunter, Executive Vice President, General Counsel and Secretary (57). Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 25-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly two decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.

Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (56). Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and customer relationship management systems, software and IT infrastructure. Mr. Shulman has over 30 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.S. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on advisory boards of Baker Capital, Vonair and T3 Communications.
Terrence J. Anderson, Executive Vice President — Corporate Development and Assistant Treasurer (43). Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.
Biographies of Directors
Steven F. Tunney, Sr. (49). Mr. Tunney has served as the President of MCG since May 2001 and as its Chief Executive Officer since 2006. Prior to that, he served as MCG’s Chief Operating Officer from 1998 to 2006, its Chief Financial Officer and Secretary from 1998 to 2000 and its Treasurer from 1998 to 2002. Mr. Tunney also serves on MCG’s board of directors, as well as the Investment and Valuation Committees. Prior to co-founding MCG, Mr. Tunney was a Vice President at First Union Corp. and Signet Banking Corp. From 1989 to 1995, Mr. Tunney was the Chief Financial Officer of Cambridge Information Group, Inc. From 1986 to 1989, Mr. Tunney was the Financial Manager of Legent Corporation, an international software development firm. From 1982 to 1986, Mr. Tunney was an auditor with PricewaterhouseCoopers. Mr. Tunney earned a B.S. in Business Administration from Towson State University in 1982 and is a certified public accountant. He also serves on the board of directors of Jet Plastica Investors, LLC, JetBroadband Holdings, LLC, MCG Capital Corporation, Solutions Capital G.P., LLC and Superior Industries Investors, LLC. Mr. Tunney serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
Richard W. Roedel (60). Mr. Roedel spent much of his career with BDO Seidman LLP, an international accounting and consulting firm, where he ultimately served as Chairman and Chief Executive Officer. Mr Roedel currently serves as director of Brightpoint, Inc., IHS Inc., Sealy Corporation, Lorillard, Inc. and Luna Innovations Incorporated. Mr Roedel is chairman of the audit committees of Brightpoint, Sealy, Lorillard, Inc. and Luna Innovations Incorporated. Mr Roedel is also a board member of the Association of Audit Committee Members, Inc., a not-for-profit organization dedicated to strengthening audit committees. Mr. Roedel was on the board and chairman of the audit committee of Dade Behring Holdings, Inc. from October 2002 until November 2007 when Dade was acquired by Siemens AG. Mr. Roedel served in various capacities at Take-Two Interactive Software, Inc. from 2002 until 2005, including Chairman and Chief Executive Officer. From 1971 through 2000, he was employed by BDO Seidman LLP, becoming an audit partner in 1980, later being promoted in 1990 to Managing Partner in Chicago and then Managing Partner in New York in 1994 and finally in 1999 to Chairman and Chief Executive Officer. Mr Roedel is a graduate of The Ohio State University and a C.P.A. Mr. Roedel was nominated and elected to the board to serve as our independent director and the chairman of our audit committee.

Samuel G. Rubenstein (48). Mr. Rubenstein has served as an executive vice president and the general counsel of MCG since 2000 and served as the corporate secretary of MCG from 2000 to 2007. Mr. Rubenstein is responsible for the corporate and legal affairs of MCG. Prior to joining MCG, Mr. Rubenstein was partner in the Washington, D.C. office of Bryan Cave LLP, where his practice focused primarily on commercial and corporate finance transactions. He began his career practicing law as an attorney in the Washington, D.C. office of the law firm of Pepper Hamilton, LLP. Mr. Rubenstein received his J.D. from the George Washington University National Law Center and his B.B.A. from the University of Texas at Austin. He also serves on the board of directors of Coastal Sunbelt Real Estate, Inc., GMC Television Broadcasting Holdings, Inc., Jet Plastica Investors, LLC, Jet Broadband Holdings, LLC, NPS Holding Group, LLC, RadioPharmacy Investors, LLC, Solutions Capital G.P., LLC, Superior Industries Investors, LLC, and Total Sleep Holdings, Inc. Mr. Rubenstein serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
B. Hagen Saville (48). Mr. Saville is Executive Vice President and co-founder of MCG and a member of its Board of Directors. He is responsible for MCG’s business development activities and management of portfolio investments and sits on the firm’s Investment committee. Mr. Saville has been employed by MCG and its predecessors since January, 1994. Earlier in his career, Mr. Saville was employed in commercial and investment banking. Mr. Saville also serves on the board of directors of Coastal Sunbelt, LLC, Jet Plastica Industries, Inc., National Product Services, Inc., Radiopharmacy Investors, LLC, Solutions Capital G.P., LLC, Superior Industries Investors, LLC, TNR Entertainment Corp., and Total Sleep Holdings, Inc. Mr. Saville serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
John S. Patton, Jr. (51). Mr. Patton is a managing director and vice president of MCG. He is responsible for investment decisions and relationship management in MCG’s telecommunications practice, which focuses on competitive local exchange, long distance, data, Internet, wireless and communications support, including tower ownership and management. Using MCG’s flexible approach to funding and structuring capital, Mr. Patton has managed transactions that have allowed his customers to expand their product lines and distribution channels and make the necessary capital investments in provisioning capacity to support growth. Prior to joining MCG, Mr. Patton was a Vice President at First Union Corp. and Signet Banking Corp. He also serves on the board of directors of Cleartel Communications, Inc. Mr. Patton serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
Peter J. Barris (56). Mr. Barris is the managing general partner of NEA. He has been with NEA since 1992, and he serves as the general partner of New Enterprise Associates VII, L.P., New Enterprise Associates 9, L.P., New Enterprise Associates 10, L.P. and NEA Presidents Fund. Mr. Barris specializes in information technology companies. His current board memberships include Boingo Wireless Inc., eCommerce Industries Inc., eZiba Inc., Hillcrest Communications Inc., Mainstream Data Inc., Megisto Systems Inc. and Neutral Tandem Inc. He also serves on the board of directors of the Mid-Atlantic Venture Association Inc., the National Venture Capital Association Inc. and Venture Philanthropy Partners. His prior board memberships include UUNET Technologies Inc. (sold to MCI), AMISYS (acquired by HBO), CareerBuilder (acquired by Knight Ridder/Tribune Co.), Mobius Management Systems Inc., SALIX Technologies (acquired by Tellabs) and Tripod Inc. (acquired by Lycos, Inc.). Mr. Barris is a member of the Board of Trustees of Northwestern University, the Board of Overseers of the Tuck School at Dartmouth College and the Board of Advisors of the Tuck’s Center for Private Equity and Entrepreneurship at Dartmouth. Before joining NEA, Mr. Barris was President and Chief Operating Officer at Legent Corporation and Senior Vice President and General Manager of the Systems Software Division at UCCEL Corp. He also held various management positions between 1977 and 1985 at General Electric Company, including Vice President and General Manager at GE Information Services. He received a Masters in Business Administration from Dartmouth College and a Bachelor of Science in Electrical Engineering from Northwestern University. Mr. Barris serves as one of our directors as a designee of NEA pursuant to the terms of our amended and restated shareholders agreement.

David C. Ruberg (63). Mr. Ruberg is the CEO of InterXion, NV, a privately held European carrier neutral collocation data center provider. Prior to joining InterXion, Mr. Ruberg was a General Partner of Baker Capital. He joined Baker in 2001 as the Chief Executive Officer in residence and became a General Partner in 2003. Prior to joining Baker, Mr. Ruberg was the Chief Executive Officer of Intermedia Communications Inc., a publicly traded competitive communications services provider, as well as Chairman of its majority-owned subsidiary, Digex, Inc, a web hosting company. Prior to Intermedia Communications, Inc., he was general manager of Data General Corporation’s PC and Systems Integration Division and also led the company’s Wide Area Network Products Division. Before Data General Corp., Mr. Ruberg ran design and development software organizations for database and data communications companies. He began his career as a scientist at AT&T Bell Labs, specializing in the development of compilers, operating systems, and communications systems. Mr. Ruberg serves on the boards of Adaptix Inc. and QSC AG. Mr. Ruberg holds a Bachelor’s Degree from Middlebury College and received his Masters in Computer and Communication Sciences from the University of Michigan. Mr. Ruberg serves as one of our directors as a designee of Baker Capital pursuant to the terms of our amended and restated shareholders agreement.
Robert Manning (50). Mr. Manning is a manager of the general partner of Baker Capital. Prior to joining Baker Capital in 2002, Mr. Manning was CFO of Intermedia Communications, Inc., an integrated communications services provider, and a director of its majority-owned subsidiary, Digex, Inc., a provider of complex, managed, web hosting services. Prior to Intermedia, he was an investment banker to the cable television and communications industries for nine years acting as both agent and principal. Mr. Manning left investment banking in 1991 to become one of the founding executives of DMX, Inc., a digital audio cable network that was sold to Liberty Media in 1996. Mr. Manning serves on the board of directors of Adaptix Inc. (Chairman), InterXion, N.V., DigiTV Plus Inc. and Wine.com (Chairman). Mr. Manning also serves on the Board of Trustees of the Maritime Aquarium in Norwalk, Connecticut. Mr. Manning is a graduate of Williams College. Mr. Manning serves as one of our directors as a designee of Baker Capital pursuant to the terms of our amended and restated shareholders agreement.
Raul K. Martynek (44). Mr. Martynek has served as a director of Broadview since August 2007. He served as a Senior Advisor to Plainfield Asset Management, a hedge fund, where he advised on investment opportunities in the telecommunications sector and advised the boards of portfolio companies on strategic and tactical initiatives, from May 2008 to December 2009. Mr. Martynek served as the Chief Restructuring Officer of Smart Telecom, a Dublin, Ireland-based fiber competitive local exchange carrier, or CLEC, from January 2009 to December 2009 and has served as a director since December 2009. He was President and Chief Executive Officer and a director of InfoHighway Communications Inc. (“InfoHighway”), a CLEC, from November 2003 to July 2007. InfoHighway was acquired by Broadview in May 2007. From March 1998 to November 2003, Mr. Martynek was Chief Operating Officer of Eureka Networks (“Eureka”), a telecommunications company, which acquired InfoHighway in August 2005. From December 1995 to March 1998, he served as an Executive Vice President of Gillette Global Network, a non-facilities based telecommunications carrier that merged with Eureka in 2000. Mr. Martynek received a B.A. in Political Science from SUNY-Binghamton and a Master in International Finance from Columbia University School of International and Public Affairs. Mr. Martynek serves as one of our directors as a designee of the legacy shareholders of InfoHighway pursuant to the terms of our amended and restated shareholders agreement.
Code of Business Conduct and Ethics
We have adopted a code of business conduct and ethics that is applicable to our principal executive officer and principal financial and accounting officer, as well as all our other employees. A copy of the code of business conduct and ethics may be found on our website at www.broadviewnet.com. Our website is not incorporated by reference into this report. At any time that the code of ethics is not available on our website, we will provide a copy upon written request made to Office of the General Counsel, Broadview Networks Holdings, Inc., 800 Westchester Avenue, Rye Brook, NY 10573. We caution you that any information that is included in our website is not part of this report. If we amend the code of ethics, or grant any waiver from a provision of the code of ethics that applies to our executive officers or directors, we will publicly disclose such amendment or waiver as required by applicable law, including by posting such amendment or waiver on our website at www.broadviewnet.com or by filing a Form 8-K with the SEC.

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
In addition, our board of directors reviews and approves compensation and benefit plans for executive officers and reviews general compensation policies with the objective to attract and retain superior talent and to achieve our strategic and financial goals. The board also administers our stock option plans and grants; and evaluates and assesses executive performance. Pursuant to our amended and restated shareholders agreement, we have agreed to take all actions necessary to allow at least two directors designated by MCG and one director designated by Baker to be appointed to each committee of the board of directors.
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
No officer or employee of the Company, or former officer of the Company, has participated in deliberations of our board of directors concerning executive compensation in the year ended December 31, 2009.

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
Samuel G. Rubenstein
John S. Patton, Jr.
B. Hagen Saville
David C. Ruberg
Robert Manning
Peter J. Barris
Raul Martynek
Michael K. Robinson

Item 11. Executive Compensation
COMPENSATION DISCUSSION & ANALYSIS
Compensation decisions with respect to our named executive officers have primarily been based on the goal of recruiting, retaining and motivating individuals who can help us meet and exceed our strategic financial and operational goals. We evaluate the amount of total compensation paid to each of our named executive officers during any fiscal year and primarily consider corporate, financial and operating goals, individual performance and industry trends in setting individual compensation levels for our named executive officers. Our compensation programs have historically been weighted toward cash compensation, but we have also placed emphasis on equity-based compensation in order to better align the interests of our named executive officers with those of our stakeholders.
Determination of Compensation
Our board of directors is responsible for establishing and making decisions with respect to the compensation and benefit plans applicable to our named executive officers. Each year, our board reviews, modifies, and approves proposals prepared by our ad hoc compensation committee to determine the adjustments, if any, that need to be made to each element of our named executive officers’ compensation, including base salary, annual bonus and long-term equity awards. Mr. Tunney and Mr. Ruberg continue to serve as our ad hoc compensation committee. Based upon recommendations from the Chief Executive Officer (other than with respect to his own compensation), the ad hoc compensation committee reviews, modifies and makes final recommendations with respect to base salaries, annual bonuses and long-term equity awards for each of our named executive officers.
In determining the levels and mix of compensation, the Chief Executive Officer, the ad hoc compensation committee, and the board have generally not relied on formulaic guidelines, but rather sought to maintain a flexible compensation program which allowed the company to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to attain certain strategic and financial goals. In addition to any objective criteria, subjective factors considered in compensation determinations include an executive’s skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. We also seek to reward our named executive officers for the successful completion or implementation of discrete projects, including projects relating to mergers and acquisitions, integration and strategic initiatives. Our general goal is to provide a total compensation package (irrespective of the individual components) that is competitive with our peer companies.
In making compensation decisions in 2009, our board and ad hoc compensation committee did not undertake any formal benchmarking or review any formal surveys of compensation for our peer companies but rather relied on the members’ general knowledge of our industry, supplemented by advice from our Chief Executive Officer based on his knowledge of our industry in markets in which we participate.
Components of Compensation
For 2009, the compensation provided to our named executive officers consisted of the same elements generally available to our non-executive employees, including base salary, annual bonus and other perquisites and benefits, each of which is described in more detail below. We believe that the mix of cash- and equity-based compensation over the long-term, as well as the ratio of fixed to performance-based compensation, provides us with an effective means to attract, motivate, and retain our named executive officers. Since equity grants were initiated under our Management Incentive Plan (MIP) in 2007, the Board did not make additional grants in 2009, as the majority of the 2007 grants had a 3-year vesting period. The Board will continue to review the potential for MIP grants periodically.
Although 2009 was again a difficult year for the general business and capital markets, our board determined that no significant changes to our compensation programs were required.

Base Salary
The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, the company intends to be competitive with its peer companies and in the telecommunications sector generally. Base salary is reviewed periodically by our board, with our Chief Executive Officer and ad hoc compensation committee providing recommendations to the board for each named executive officer (other than the Chief Executive Officer). In determining base salary, the board considers individual performance during the prior year, the mix of fixed to overall compensation, and subjective considerations relating to individual contributions, including contributions to the successful completion of discrete projects, as discussed above under “Determination of Compensation.” Our named executive officers did not receive an increase in their base salaries during 2009.
Annual Bonuses
Annual bonuses are intended to compensate executives for achieving our annual financial and strategic goals, including overall company performance, growth, achievement of synergies from acquisitions, and exceptional individual performance during the year. The amount of the annual bonus earned by each of our named executive officers with respect to our 2009 fiscal year, if any, has not been determined by our board as of the date of this disclosure. We expect such determination, if any, to be made in the second quarter of 2010 and will disclose the payment basis of such bonuses on a Form 8-K promptly following the board’s determination. Based upon a preliminary review of various operating metrics, including EBITDA margin and revenue metrics, an accrual relating to bonuses to be paid to certain eligible employees of $2.0 million was included in our annual results.
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

SUMMARY COMPENSATION TABLE
The following table shows information regarding the compensation earned during the fiscal year ended December 31, 2009, 2008 and 2007 by our named executive officers (Chief Executive Officer, Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2009, and whose total compensation exceeded $100,000 during that fiscal year).

			Bonus	Stock Awards	Option Awards	All Other
Name and Principal Position	Year	Salary	(1)	(2)	(3)	Compensation	Total
Michael K. Robinson	2009	$450,000	$—	$—	$—	$95,843	$545,843
President and Chief	2008	436,264	230,000	—	—	120,446	786,710
Executive Officer	2007	400,000	400,000	506,413	330,314	91,955	1,728,682

Corey Rinker	2009	270,000	—	—	—	—	270,000
Executive Vice President, Chief	2008	268,242	80,000	—	—	—	348,242
Financial Officer, Treasurer and	2007	260,000	90,000	149,600	43,584	80,898	624,082
Assistant Secretary

Brian P. Crotty	2009	335,000	—	—	—	—	335,000
Chief Operating Officer	2008	328,736	140,000	—	—	—	468,736
	2007	310,000	205,000	367,538	121,010	77,417	1,080,965

Charles C. Hunter	2009	270,000	—	—	—	—	270,000
Executive Vice President,	2008	265,000	80,000	—	—	—	345,000
General Counsel and Secretary	2007	250,000	100,000	139,975	43,584	—	533,559

Terrence J. Anderson	2009	270,000	—	—	—	—	270,000
Executive Vice President, Finance	2008	265,000	80,000	—	—	—	345,000
and Corporate Development	2007	250,000	165,000	315,288	94,376	—	824,664

Ken A. Shulman	2009	270,000	—	—	—	—	270,000
Executive Vice President, Chief	2008	265,000	80,000	—	—	—	345,000
Technology Officer and Chief	2007	250,000	125,000	200,888	72,584	—	648,472
Information Officer

(1)
In 2010, the ad hoc compensation committee of the board of directors approved a $2.0 million discretionary bonus pool that will be allocated among our named executive officers and other employees. This pool was established to reward these individuals for their efforts in connection with continued progress with respect to improvement of various operating metrics, including EBITDA margin and revenue metrics. As of the date of this report, the portion of the pool that will be allocated to each of our named executive officers as their 2009 annual bonuses has not been determined. We expect such amounts to be determined in the second quarter of 2010 and will file a Form 8-K promptly after this information is determined.

(2)
Represents the aggregate grant date fair value of awards granted to our named executive officers, determined under FASB ASC Topic 718. For information on the valuation assumptions with respect to awards made, refer to note 12 of our consolidated financial statements. The amounts above reflect the Company’s aggregate expense for these awards and do not necessarily correspond to the actual value that will be recognized by the named executive officers. We did not grant any new stock awards since 2007.

(3)
Represents the aggregate grant date fair value of awards granted to our named executive officers, determined under FASB ASC Topic 718. For information on the valuation assumptions with respect to awards made, refer to note 12 of our consolidated financial statements. The amounts above reflect the Company’s aggregate expense for these awards and do not necessarily correspond to the actual value that will be recognized by the named executive officers. We did not grant any new option awards since 2007.

(4)
Represents company paid travel expenses of $21,000 and lodging expenses of $31,110 incurred by Mr. Robinson during 2009, which were grossed up by $43,733 to make him whole for taxes he was required to pay.

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
Messrs. Crotty, Rinker, Hunter and Shulman are barred from competing with us for a period of one year following any termination of employment. Mr. Anderson’s employment agreement contains a non-compete provision pursuant to which he cannot compete with us until the earlier of the date on which his severance payments cease or the date which is one year following the termination of his employment. Each employment agreement also contains non-solicit provisions, which prohibit the executive from soliciting, among others, our officers and employees for a period of two years following the termination of his employment. The employment agreements also contain customary confidentiality provisions.

Management Incentive Plan
In February 2007, our board adopted the MIP, pursuant to which we may grant options and restricted stock to our named executive officers and certain other key management employees. Grants of shares or options under the plan are be valued at the fair market value at the time of grant and approval by our board. Each option granted pursuant to the MIP is designed to comply with Section 409A of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, in order to avoid the imposition of a 20% penalty tax to our named executive officers and other participants. If a participating employee is terminated by us or our successor without cause following a change in control of the company, all options and shares of restricted stock granted to the named executive officer pursuant to the MIP will immediately vest. An initial public offering will not constitute a change in control.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards(1)				Stock Awards(1)
						Market
	Number of	Number of				Value
	Units	Units			Number of	of Units
	Underlying	Underlying			Units That	That
	Unexercised	Unexercised	Option	Option	Have Not	Have Not
	Options	Options	Exercise	Expiration	Vested	Vested
Name	Vested	Unvested(2)	Price	Date	(2)	(3)
Michael K. Robinson	4,061	1,805	$137.50	3/30/2010	—	$—
Corey Rinker	516	258	137.50	3/30/2010	51	7,013
Brian P. Crotty	1,432	717	137.50	3/30/2010	144	19,800
Charles C. Hunter	516	258	137.50	3/30/2010	51	7,013
Terrence J. Anderson	1,118	558	137.50	3/30/2010	111	15,263
Kenneth A. Shulman	860	429	137.50	3/30/2010	86	11,825

(1)
Securities granted under the MIP have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities law purposes.

(2)	The unvested portion of the award will vest at the end of March of 2010.

(3)
The market value of the shares assumes a price of $137.50 per unit, which represents the fair market value of a unit as of December 31, 2009. Determined in reliance on a valuation performed in April 2007, which was the last valuation performed by the Company.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL YEAR
The following table provides information for each named executive officer with respect to the shares of restricted stock which vested during 2009 and with respect to the stock option award exercises during 2009 including the number of shares acquired upon exercise and the resulting value realized from the exercise.

		Stock Awards
		Number of
	Class or	Units	Value
	Series	Acquired on	Realized
Name	of Stock	Vesting	on Vesting
Michael K. Robinson	—	—	$—
Corey Rinker	(1)	52	7,150
Brian P. Crotty	(1)	143	19,663
Charles C. Hunter	(1)	52	7,150
Terrence J. Anderson	(1)	112	15,400
Kenneth A. Shulman	(1)	86	11,825

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

Potential Payments Upon Termination Or Change In Control
Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table, upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, in the case of our Chief Executive Officer only, without good reason prior to a change in control (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, and (iv) an involuntary termination following a change in control (“change in control termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2009, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. For purposes of the MIP, “change in control” means (i) the sale or disposition of the assets of the Company; or (ii) any person or group becomes the beneficial owner of more than 50% of the total voting power of the voting stock of the Company pursuant to a transaction where the “investors” (as defined in the MIP) cease to control the board.

			Equity	Value of
		Cash	Acceleration	Tax
Name	Event	Severance	(1)	Gross-Up	Total
Michael K. Robinson	Voluntary Termination	$—	$—	$—	$—
	Involuntary Termination	765,000	101,640	—	866,640
	Death or Disability	—	—	—	—
	Change in Control Termination	765,000	101,640	—	866,640

Corey Rinker	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	21,540	—	291,540

Brian P. Crotty	Voluntary Termination	—	—	—	—
	Involuntary Termination	335,000	—	—	335,000
	Death or Disability	—	—	—	—
	Change in Control Termination	335,000	60,174	—	395,174

Charles C. Hunter	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	21,540	—	291,540

Terrence J. Anderson	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	46,683	—	316,683

Ken A. Shulman	Voluntary Termination	—	—	—	—
	Involuntary Termination	270,000	—	—	270,000
	Death or Disability	—	—	—	—
	Change in Control Termination	270,000	35,982	—	305,982

(1)
The calculation of the value of the equity acceleration is determined by calculating the number of units that would vest in connection with the applicable event (each unit representing 1 share of Series C preferred stock and 25 shares of Class B common stock) and multiplying it by $56.31 in the case of an option award or $137.50 in the case of a stock award, which represents the fair market value of a unit as of the date of grant in April 2007. For additional information on the calculation of the fair market value of stock award units or option award units, please refer to note 12 of our consolidated financial statements.

(2)
Pursuant to the terms of Mr. Robinson’s employment agreement, in the event that any payment under the agreements constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to cover the 20% excise tax which may be imposed on such payment pursuant to Section 4999 of the Internal Revenue Code (amount shown is estimate).

DIRECTOR COMPENSATION
During 2009, Mr. Roedel received $120,000 in annual cash compensation for his role as a director and chairman of the audit committee of the board. During 2009, no compensation was paid to any of the Company’s other directors, primarily due to their status as representatives of significant shareholders. In the event that new directors are elected to the Company’s board who are neither executives, nor represent significant shareholders, the Company may compensate such individual for their role on the board and board committees. It is anticipated that the compensation for such members of the board would be approved by the Company’s board that may be in place at that time. The Company’s directors are reimbursed for normal and customary expenses submitted in association with their participation at board meetings and committee meetings.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes set forth, as of December 31, 2009, certain information regarding the beneficial ownership of our capital stock by:
•	each stockholder known by us to beneficially own more than 5% of each class of our outstanding stock;
•	each of our directors and executive officers; and
•	all directors and executive officers as a group.
Unless otherwise indicated, the address for each shareholder listed is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite 501, Rye Brook, NY 10573. Except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated. For purposes of calculations in the following chart, as of December 31, 2009, there were 9,333,680 shares outstanding of Class A Common Stock, 348,350 shares outstanding of Class B Common Stock, 87,254 shares outstanding of Series A Preferred Stock, 100,702 shares outstanding of Series A-1 Preferred Stock, 91,187 shares outstanding of Series B Preferred Stock, 64,633 shares outstanding of Series B-1 Preferred Stock and 13,934 shares outstanding of Series C Preferred Stock. Beneficial ownership is determined in accordance with SEC rules and generally represents voting or investment power with respect to securities. Shares of common stock subject to issuance upon conversion of our preferred stock, exercise of options and warrants within 60 days of December 31, 2009 are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Warrants issued in connection with the InfoHighway merger are not exercisable within 60 days of December 31, 2009.

			Class A				Class B
	Class A		Common Stock on an		Class B		Common Stock on an
	Common Stock		As-Converted Basis(1)		Common Stock		As-Converted Basis(1)
	Amount		Amount		Amount		Amount
	and	Percent of	and	Percent of	and	Percent of	and	Percent of
	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding
	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares
	Ownership	of Class	Ownership	of Class	Ownership	of Class	Ownership	of Class
Steven F. Tunney(2)	4,698,987	50.3%	11,459,788	71.2%
B. Hagen Saville(2)	4,698,987	50.3%	11,459,788	71.2%
Samuel G. Rubenstein(2)	4,698,987	50.3%	11,459,788	71.2%
John S. Patton, Jr(2)	4,698,987	50.3%	11,459,788	71.2%
Robert Manning(3)	1,508,506	16.2%	3,678,957	32.0%
Peter J. Barris(4)	821,345	8.8%	2,003,102	19.0%
Michael Robinson(5)					92,075	26.4%	186,519	42.1%
Brian Crotty(6)					63,225	18.1%	128,077	31.0%
Terrence J. Anderson(7)					54,550	15.7%	110,503	27.3%
Kenneth A. Shulman(8)					34,375	9.9%	69,634	18.2%
Corey Rinker(9)					25,925	7.4%	52,517	14.0%
Charles Hunter(10)					24,175	6.9%	48,972	13.1%
Directors and Executive Officers as a Group(11)	7,028,838	75.3%	17,141,847	88.1%	294,325	84.5%	596,222	91.7%
MCG(2)	4,698,987	50.3%	11,459,788	71.2%
Baker(3)	1,508,506	16.2%	3,678,957	32.0%
NEA(4)	821,345	8.8%	2,003,102	19.0%
Com Ventures(12)	360,109	3.9%	878,236	8.9%
WPG(13)	224,072	2.4%	546,469	5.7%
Apollo(14)	163,161	1.7%	397,918	4.2%
Trimaran(15)	127,499	1.4%	310,944	3.3%

(1)
The calculation of Class A Common Stock on an As-Converted Basis includes all shares of Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock and Series B-1 Preferred Stock and warrants and options convertible or exercisable into Class A Common Stock within 60 days of December 31, 2009. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class A Common Stock upon a change of control or qualifying initial public offering.

The calculation of Class B Common Stock on an As-Converted Basis includes all shares of Series C Preferred Stock, warrants and options convertible or exercisable into Class B Common Stock within 60 days of December 31, 2009. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class B Common Stock upon a change of control or qualifying initial public offering.

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

(3)
Baker beneficially owns (i) 38,119 shares of our Series B Preferred Stock, which represents 41.8% of the outstanding shares of our Series B Preferred Stock and (ii) 22,221 shares of our Series B-1 Preferred Stock, which represents 34.4% of the outstanding shares of our Series B-1 Preferred Stock. Mr. Manning is a manager of the general partners of Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P. By virtue of such relationship, Mr. Manning may be deemed to beneficially own the shares listed as beneficially owned by Baker. Mr. Manning disclaims beneficial ownership of such shares.

(4)
NEA beneficially owns (i) 20,838 shares of our Series B Preferred Stock, which represents 22.9% of the outstanding shares of our Series B Preferred Stock and (ii) 12,016 shares of our Series B-1 Preferred Stock, which represents 18.6% of the outstanding shares of our Series B-1 Preferred Stock. Mr. Barris is the managing general partner of New Enterprise Associates VII, L.P., New Enterprise Associates 9, L.P., New Enterprise Associates 10, L.P. and NEA Presidents Fund. By virtue of such relationship, Mr. Barris may be deemed to beneficially own the shares listed as beneficially owned by NEA. Mr. Barris disclaims beneficial ownership of such shares.

(5)	Mr. Robinson beneficially owns 3,683 shares of our Series C Preferred Stock, which represents 26.4% the outstanding shares of our Series C Preferred Stock.

(6)	Mr. Crotty beneficially owns 2,529 shares of our Series C Preferred Stock, which represents 18.1% of the outstanding shares of our Series C Preferred Stock.

(7)	Mr. Anderson beneficially owns 2,182 shares of our Series C Preferred Stock, which represents 15.7% of the outstanding shares of our Series C Preferred Stock.

(8)	Mr. Shulman beneficially owns 1,375 shares of our Series C Preferred Stock, which represents 9.9% of the outstanding shares of our Series C Preferred Stock.

(9)	Mr. Rinker beneficially owns 1,037 shares of our Series C Preferred Stock, which represents 7.4% of the outstanding shares of our Series C Preferred Stock.

(10)	Mr. Hunter beneficially owns 967 shares of our Series C Preferred Stock, which represents 6.9% of the outstanding shares of our Series C Preferred Stock.

(11)
The Directors and Executive Officers as a group beneficially own (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock, (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock, (iii) 58,957 shares of our Series B Preferred Stock, which represents 64.7% of the outstanding shares of our Series B Preferred Stock, (iv) 34,237 shares of our Series B-1 Preferred Stock, which represents 53.0% of the outstanding shares of our Series B-1 Preferred Stock and (v) 11,773 shares of our Series C Preferred Stock, which represents 84.5% of the outstanding shares of our Series C Preferred Stock.

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

(14)
References to Apollo are to APEUREKAGGN, LLC. Apollo beneficially owns 6,526 shares of our Series B-1 Preferred Stock, which represents 10.1% of the outstanding shares of our Series B-1 Preferred Stock.

(15)
References to Trimaran are to CIBC Capital Corporation, CIBC Employee Private Equity Fund, Trimaran Capital, LLC, Trimaran Fund II, LLC, and Trimaran Parallel Fund II, LLC. Trimaran beneficially owns 5,100 shares of our Series B-1 Preferred Stock, which represents 7.9% of the outstanding shares of our Series B-1 Preferred Stock.

The Company has filed a registration statement on Form S-1 (File No. 333-147720) in connection with its initial public offering. An initial public offering may result in a change of control of the Company.
Securities authorized for issuance under equity compensation plans

Equity Compensation Plan Information
				Number of
				Remaining
				Units Available
				for Future
	Number of	Number	Exercise Price	Issuance
	Restricted	of	of	under Equity
	Stock	Options	Outstanding	Compensation
Plan Category	Units(1)	Units(1)	Option Units	Plans
Equity compensation plans approved by security holders(2)	14,402	20,058	$137.50	17,872

Total	14,402	20,058	$137.50	17,872

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
The agreement imposes certain transfer restrictions on our securities and grants certain rights to the parties to the agreement, including, among other things, rights of first offer, drag-along rights and tag-along rights. Those participation rights, and certain other rights granted under the agreement, will terminate following an initial public offering of common stock, if the common stock so offered nets proceeds to us of not less than $50 million (“Qualified Public Offering”). Certain shareholders also have the right to participate in the issuance or sale of our shares on a pro-rata basis under the agreement.
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
Item 14. Principal Accounting Fees and Services
Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2008 and 2009 (in thousands):

	Years Ended December 31,
	2008	2009

Audit Fees	$1,666	$815
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	2

Total Fees	$1,666	$817

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

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2009, 2008, and 2007
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008, and 2007
Notes to Consolidated Financial Statements
Financial Statement Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at
	Beginning of	Charges to	Other			Balance at
	Period	Expenses	Accounts		Deductions (b)	End of Period

Allowance for uncollectible accounts receivable:
Year Ended December 31, 2007	$7,971	$6,546	$2,344	a	$(9,815)	$7,046
Year Ended December 31, 2008	7,046	5,539	3,740		(12,003)	4,332
Year Ended December 31, 2009	4,332	6,924	2,936		(6,240)	7,942

Valuation allowance for deferred tax assets:
Year Ended December 31, 2007	$974	$—	$27,106	c	$—	$28,080
Year Ended December 31, 2008	28,080	—	16,563		—	44,643
Year Ended December 31, 2009	44,643		5,094			49,737

(a)
Allowance for Uncollectible Accounts Receivable includes $1,273 of allowances for uncollectible accounts receivable as of acquisition dates from business combinations occurring during the year ended December 31, 2007 and recoveries of amounts previously written off.

(b)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.

(c)	Net effect of purchase accounting in relation to 2007 merger and current year activity.
(b) Exhibits

Exhibit
No.	Description
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

3.1	Tenth Amended and Restated Certificate of Incorporation, dated May 31, 2007, of Broadview Networks Holdings, Inc.*

3.2	Second Amended and Restated Bylaws of Broadview Networks Holdings, Inc.(a)

4.1	Indenture, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

4.2	Supplemental Indenture, dated as of September 29, 2006, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

Exhibit
No.	Description
4.3	Form of Exchange 11 3/8% Senior Secured Note due 2012.(a)

4.4	Form of Guarantee of Exchange 11 3/8% Senior Secured Note due 2012.(a)

4.5	Second Supplemental Indenture, dated as of May 14, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

4.6	Third Supplemental Indenture, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc., the Guarantors named therein and The Bank of New York, as trustee.(a)

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

10.19	Third Amended and Restated Shareholders Agreement, by and among Broadview Networks Holdings, Inc. and the shareholders named therein, dated as of May 31, 2007.(b)

10.20	Indemnity Escrow Agreement, dated May 31, 2007, between Broadview Networks Holdings, Inc., the agent for the former stockholders of Eureka Broadband Corporation and JP Morgan Chase Bank, N.A.(b)

10.21	Escrow Agreement, dated September 29, 2006, by and among ATX Communications, Inc., LUK CLEC LLC, Broadview Networks Holdings, Inc. and JPMorgan Chase Bank, N.A. (d)

10.22	1997 Stock Option Plan.(c)(d)

10.23	2000 Stock Option Plan.(c)(d)

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Broadview Networks Holdings, Inc.*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-4/A filed on October 16, 2007 (File No. 333-142946).

(b)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 8-K filed on November 19, 2007 (File No. 333-142946).

(c)	Management contract or compensatory plan or arrangement.

(d)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 10-K filed on March 25, 2009 (File No. 333-147720).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2010.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Michael K. Robinson Michael K. Robinson	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 29, 2010

/s/ Corey Rinker Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 29, 2010

/s/ Steven F. Tunney Steven F. Tunney	Director	March 29, 2010

/s/ Richard W. Roedel Richard W. Roedel	Director	March 29, 2010

/s/ Samuel G. Rubenstein Samuel G. Rubenstein	Director	March 29, 2010

/s/ John S. Patton, Jr. John S. Patton, Jr.	Director	March 29, 2010

/s/ B. Hagen Saville B. Hagen Saville	Director	March 29, 2010

/s/ David C. Ruberg David C. Ruberg	Director	March 29, 2010

/s/ Robert Manning Robert Manning	Director	March 29, 2010

/s/ Peter J. Barris Peter J. Barris	Director	March 29, 2010

/s/ Raul Martynek Raul Martynek	Director	March 29, 2010

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.