Form 10-Q
period 2010-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2010-05-10
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class	Outstanding at May 10, 2010
Class A Common Stock, $.01 par value per share	9,333,680
Class B Common Stock, $.01 par value per share	360,050

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

•	continued industry consolidation;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the credit facility;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers;

•	limits on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	disruption and instability in the financial markets;

•	the financial difficulties by others in our industry;

•	the solvency and liquidity of the administrative agent and primary creditor under our revolving credit facility;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully engage in future acquisitions, if any;

•	misappropriation of our intellectual property and proprietary rights;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment; and

•	fraudulent usage of our network and services.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	March 31,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,975	$9,856
Certificates of deposit	1,878	1,881
Investment securities	23,549	23,548
Accounts receivable, less allowance for doubtful accounts of $7,942 and $9,963	41,388	38,684
Other current assets	10,976	9,997

Total current assets	99,766	83,966

Property and equipment, net	86,875	86,696
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $51,728 and $55,233	27,484	23,979
Other assets	14,965	14,245

Total assets	$327,328	$307,124

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$9,196	$8,703
Accrued expenses and other current liabilities	35,630	22,201
Taxes payable	12,768	11,223
Deferred revenues	8,965	8,814
Current portion of capital lease obligations and equipment notes	3,080	2,645

Total current liabilities	69,639	53,586

Long-term debt	326,510	326,165
Deferred rent payable	3,343	3,438
Deferred revenues	1,445	1,440
Capital lease obligations and equipment notes, net of current portion	1,776	1,301
Deferred income taxes payable	3,040	3,282
Other	721	736

Total liabilities	406,474	389,948

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $156,927 and $161,635	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $181,114 and $186,547	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $164,001 and $168,921	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 64,633 shares entitled in liquidation to $116,243 and $119,731	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $18,466 and $19,243	—	—
Additional paid-in capital	140,752	140,811
Accumulated deficit	(219,836)	(223,573)
Treasury stock, at cost	(177)	(177)

Total stockholders’ deficiency	(79,146)	(82,824)

Total liabilities and stockholders’ deficiency	$327,328	$307,124

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended March 31,
	2009	2010

Revenues	$121,971	$105,706
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	61,651	50,060
Selling, general and administrative (includes share-based compensation of $57 and $59)	41,631	37,769
Depreciation and amortization	13,558	11,408

Total operating expenses	116,840	99,237

Income from operations	5,131	6,469
Interest expense	(9,977)	(9,922)
Interest income	82	4

Loss before provision for income taxes	(4,764)	(3,449)
Provision for income taxes	(341)	(288)

Net loss	(5,105)	(3,737)
Dividends on preferred stock	(17,188)	(18,719)

Loss available to common shareholders	$(22,293)	$(22,456)

Loss available per common share — basic and diluted	$(2.30)	$(2.32)

Weighted average common shares outstanding — basic and diluted	9,679,455	9,682,030

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2009	2010

Cash flows from operating activities	$(5,105)	$(3,737)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,361	7,888
Amortization of deferred financing costs	656	656
Amortization of intangible assets	5,180	3,505
Amortization of bond premium	(219)	(245)
Provision for doubtful accounts	2,399	1,411
Share-based compensation	57	59
Deferred income taxes	242	242
Other	29	14
Changes in operating assets and liabilities:
Accounts receivable	(1,664)	1,293
Other current assets	454	979
Other assets	(37)	(53)
Accounts payable	7,722	(493)
Accrued and other current liabilities	(22,351)	(13,312)
Taxes payable	1,060	(1,545)
Deferred revenues	(773)	(156)
Deferred rent payable	(34)	95

Net cash used in operating activities	(4,023)	(3,399)

Cash flows from investing activities
Purchases of property and equipment	(5,932)	(7,709)
Purchases of investment securities	(24,497)	(38,554)
Sales of investment securities	33,000	38,556
Other	(9)	(3)

Net cash provided by (used in) investing activities	2,562	(7,710)

Cash flows from financing activities
Drawdowns on revolving credit facility	305	306
Repayments of revolving credit facility	(305)	(406)
Proceeds from capital lease financing	215	22
Payments on capital lease obligations	(1,027)	(932)

Net cash used in financing activities	(812)	(1,010)

Net decrease in cash and cash equivalents	(2,273)	(12,119)
Cash and cash equivalents at beginning of period	22,177	21,975

Cash and cash equivalents at end of period	$19,904	$9,856

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2009 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
The Company has reclassified prior year amounts to conform to the current year presentation, the most significant of which pertain to the issuance of credits to customers. The Company issues credits in an effort to acquire, retain and incentivize its customers. The Company has historically classified these credits in its selling, general and administrative expenses. The Company has reclassified these credits from selling, general and administrative expenses and is now reflecting them as a reduction in revenue. As a result, revenues and selling, general and administrative expenses have been reduced by $736 for the three months ended March 31, 2009.
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
2. Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $23,549 and $23,548 as of December 31, 2009 and March 31, 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in less than one year. The cost and fair value of these investment securities were not materially different as of December 31, 2009 and March 31, 2010. During the three months ended March 31, 2009 and 2010, the Company purchased $24,497 and $38,554 and sold $33,000 and $38,556 respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
3. Recent Accounting Pronouncements
On January 1, 2010, the Company adopted the accounting standard that amends the requirements for disclosures regarding fair value measures for annual, as well as interim, reporting periods. This standard was effective prospectively for all interim and annual reporting periods ending after December 15, 2009. The Company was not required to include any significant additional disclosures to its condensed consolidated financial statements, as a result of adopting this standard.
On June 15, 2009, the Company prospectively adopted the accounting standard regarding the accounting for, and disclosure of, events that occur after the balance sheet date but before the financial statements are issued. The adoption of this standard has not had a significant impact on its financial position or results of operations. The Company included additional disclosures in Note 1 to its condensed consolidated financial statements as a result of adopting this standard.
4. InfoHighway Acquisition
In connection with the acquisition of InfoHighway in 2007, warrants to acquire 16,711 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock remain outstanding. The warrants are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and the twelve months ended May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit.
As of May 10, 2010, the exercise price on the warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination.
5. Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2009 and March 31, 2010 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $23,549 and $23,548, which are based on the publicly quoted market price as of December 31, 2009 and March 31, 2010, respectively.
The fair value of the long-term debt outstanding under the Company’s revolving credit facility approximates its carrying value of $23,400 due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at December 31, 2009 and March 31, 2010 was $287,250 and $291,750, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input in the fair value hierarchy. The carrying value of the Company’s senior secured notes due 2012 at December 31, 2009 and March 31, 2010 was $303,010 and $302,765, respectively.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
6. Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2010 was approximately $23,519. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at March 31, 2010. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with vendors under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. For the three months ended March 31, 2010, the Company met the minimum purchase obligations. The agreements, which expire in 2013, require certain minimum purchase obligations and contain fixed but escalating pricing over their term.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows. For more information, see our Form 10-K for the year ended December 31, 2009.
7. Long-term Debt Guarantees
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
8. Income Taxes
The Company completed a study of its available net operating loss carryforwards (“NOLs”) resulting from previous mergers. The utilization of these NOLs are subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At December 31, 2009, the Company had NOLs available totaling $134,976, which begin to expire in 2012. The Company has provided a full valuation allowance against the net deferred tax asset because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
9. Loss per share
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010

Loss available to common shareholders (Numerator):
Net loss	$(5,105)	$(3,737)
Dividends on preferred stock	(17,188)	(18,719)

Loss available to common shareholders	$(22,293)	$(22,456)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	9,342,880	9,333,680
Class B common stock	336,575	348,350

Total weighted average common shares outstanding — basic and diluted	9,679,455	9,682,030

Loss available per common share — basic and diluted	$(2.30)	$(2.32)

For the three months ended March 31, 2009 and 2010, the Company had outstanding options, warrants, restricted stock units and preferred stock, which were convertible into or exercisable for common shares of 13,136,363 and 13,881,768, respectively, that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
Dividends accumulate on the Company’s Preferred Stock. The loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. The aggregate accumulated dividends on the Company’s Preferred Stock was $245,829 and $264,548, respectively, as of December 31, 2009 and March 31, 2010. The per share amounts of accumulated dividends on the Company’s Preferred Stock was $25.37 and $27.32, respectively, as of December 31, 2009 and March 31, 2010. The Company has not declared any dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2009 filed with the SEC.
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
We recorded operating losses of $32.1 million and $3.0 million for the years ended December 31, 2007 and 2008, respectively. For the year ended December 31, 2009 and for the three months ended March 31 2010, we recorded operating income of $26.4 million and $6.5 million, respectively. For the years ended December 31, 2007, 2008 and 2009 and for the three months ended March 31, 2010, we recorded net losses of $65.5 million, $42.9 million, $13.9 million and $3.7 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results.
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
As of March 31, 2010, we have approximately 260 sales, sales management and sales support employees, including approximately 190 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.
We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1 based products. Revenue from the sale of T-1 based products and managed services represents approximately 47% of our total revenue and approximately 54% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.

Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. We have deployed an IP-based platform that facilitates the development of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of March 31, 2010, approximately 75% of our total lines were provisioned on-net.
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2009	2010

Revenues:
Voice and data services	86.5%	87.6%
Wholesale	4.1%	5.0%
Access	5.4%	5.2%

Total network services	96.0%	97.8%
Other	4.0%	2.2%

Total revenues	100.0%	100.0%

Operating expenses:
Network services	48.7%	46.6%
Other cost of revenues	1.9%	0.8%
Selling, general and administrative	34.1%	35.7%
Depreciation and amortization	11.1%	10.8%

Total operating expenses	95.8%	93.9%

Income from operations	4.2%	6.1%
Interest expense	(8.2%)	(9.4%)
Interest income	0.1%	0.0%

Loss before provision for income taxes	(3.9%)	(3.3%)
Provision for income taxes	(0.3%)	(0.3%)

Net loss	(4.2%)	(3.6%)

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

We generate approximately 88% of our revenues from retail end customer voice and data products and services. Revenue from end customer data includes T-1/T-3, integrated T-1 data and other managed services trending to an increasing percentage of our overall revenue even as voice revenues, predominately POTS and long distance services, remain the core of our revenue base. Data cabling, service installation and wiring and phone systems sales and installation also form a small but growing portion of our overall business. We continue to focus on data, managed and hosted services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.
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
Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents income from operations, before depreciation and amortization, and selling, general and administrative expenses (“SG&A”). Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.

The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2009	2010

Income from operations	$5,131	$6,469
Depreciation and amortization	13,558	11,408
Selling, general and administrative	41,631	37,769

Gross profit	$60,320	$55,646

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

Depreciation and Amortization
Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, third party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2009 and 2010.
The following table provides a breakdown of components of our statements of operations for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009		2010
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$117,084	96.0%	$103,389	97.8%	(11.7%)
Other	4,887	4.0%	2,317	2.2%	(52.6%)

Total revenues	121,971	100.0%	105,706	100.0%	(13.3%)

Cost of revenues:
Network services	59,368	48.7%	49,255	46.6%	(17.0%)
Other	2,283	1.9%	805	0.8%	(64.7%)

Total cost of revenues	61,651	50.6%	50,060	47.4%	(18.8%)

Gross profit:
Network services	57,716	47.3%	54,134	51.2%	(6.2%)
Other	2,604	2.1%	1,512	1.4%	(41.9%)

Total gross profit	$60,320	49.4%	$55,646	52.6%	(7.7%)

Revenues
Revenues for the three months ended March 31, 2009 and 2010 were as follows:

	Three Months Ended March 31,
	2009		2010
		% of		% of
		Total		Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$105,444	86.5%	$92,625	87.6%	(12.2%)
Wholesale	4,999	4.1%	5,236	5.0%	4.7%
Access	6,641	5.4%	5,528	5.2%	(16.8%)

Total network services	117,084	96.0%	103,389	97.8%	(11.7%)
Other	4,887	4.0%	2,317	2.2%	(52.6%)

Total revenues	$121,971	100.0%	$105,706	100.0%	(13.3%)

Revenues from voice services have decreased $13.7 million or 17.4% between 2009 and 2010. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Our revenues from data services have decreased by $0.7 million or 2.4% between 2009 and 2010. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In addition, carrier access revenues have also decreased due to lower fees charged to the carriers. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to decline due to the current economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $50.1 million for the three months ended March 31, 2010, a decrease of 18.8% from $61.7 million for the same period in 2009 as we identified and eliminated inefficiencies in our operating platforms. The decrease is also due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $48.7 million, or 79.0% of our total cost of revenues for the three months ended March 31, 2009 and $38.7 million, or 77.3% in the three months ended March 31, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $12.5 million, $6.6 million and $13.6 million, respectively, for the three months ended March 31, 2009. Combined these costs decreased by 16.2% between 2009 and 2010. These costs totaled $9.6 million, $5.8 million and $12.0 million, respectively, for the three months ended March 31, 2010. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $55.6 million for the three months ended March 31, 2010, a decrease of 7.7% from $60.3 million for the same period in 2009. As a percentage of revenues gross profit increased to 52.6% in 2010 from 49.4% in 2009. The increase in gross profit is primarily due lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit will continue to improve.
Selling, General and Administrative
SG&A expenses were $37.8 million, 35.7% of revenues, for the three months ended March 31, 2010, a decrease of 9.1% from $41.6 million, 34.1% of revenues, for the same period in 2009. This decrease is primarily due to decreased bad debt expenses of $1.0 million from decreased accounts receivable write-offs during the three months ended March 31, 2010, and decreased commission expenses of $1.0 million between 2009 and 2010 as a result of declining revenue. As a percentage of revenue our SG&A expenses have increased due to our overall revenue decline. We continue look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $11.4 million for the three months ended March 31, 2010, a decrease of 16.2% from $13.6 million for the same period in 2009. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2009. Amortization expense included in our results of operations for customer base intangible assets for the three months ended March 31, 2010 was $3.1 million, a decrease of $1.6 million from $4.7 million included in our results of operations during the same period in 2009.

Interest
Interest expense was $9.9 million for the three months ended March 31, 2010, a decrease of 1.0% from $10 million for the same period in 2009. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the three months ended March 31, 2010 compared to the same period in 2009. The lower average debt balance is due to reduced borrowings under capital leases. The decrease was offset by interest accrued in connection with a state gross receipts tax matter. Our effective annual interest rates for the three months ended March 31, 2009 and 2010 are as follows:

	Three Months Ended March 31,
	2009	2010

Interest expense	$9,977	$9,922
Weighted average debt outstanding	$332,448	$327,852
Effective interest rate	12.00%	12.11%
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. Our existing capital lease provider was recently acquired; we will monitor the impact, if any, of this acquisition on our ability to borrow under the lease line. As of March 31, 2010, we had $3.4 million of capital lease obligations outstanding under our existing capital lease line. As of March 31, 2010, we had $23.4 million of outstanding borrowings under our revolving credit facility, all of which we have invested in U.S. Treasury notes. Additionally, we have used our credit facility to collateralize $1.3 million of outstanding letters of credit as of March 31, 2010. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of March 31, 2010, we required approximately $85.3 million in cash to service the interest due on our notes throughout the remaining life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.

Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $23.5 million as of March 31, 2010. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2010
Cash Flows from Operating Activities
Cash used in operating activities was $4.0 million for the three months ended March 31, 2009, compared to $3.4 million for the same period in 2010. During each of the three months ended March 31, 2010 and 2009, we paid $17.1 million in interest expense on our notes. The reduction in cash used in operations was due to the improvement in our income from operations.
Cash Flows from Investing Activities
Cash provided by investing activities was $2.6 million for the three months ended March 31, 2009, compared to cash used in investing activities of $7.7 million for the same period in 2010. The change in cash flow from investing activities was due to increased capital expenditures. Additionally, during 2009, we generated $8.5 million in cash flow from the sales of investment securities in excess of the investment securities we purchased during the same period.
Cash Flows from Financing Activities
Cash flows used in financing activities was $0.8 million for the three months ended March 31, 2009, compared to $1.0 million for the same period in 2010. The change in cash flows from financing activities was primarily due to a repayment of borrowings under our revolving credit facility of $0.1 million during the three months ended March 31, 2010 as compared to the same period in 2009.
New Accounting Standards
The following accounting standard has been issued, which the company will need to adopt in the future.
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

Application of Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. For more information, see our Form 10-K for the year ended December 31, 2009.
Other Matters
At December 31, 2009, we had NOLs available totaling $135.0 million, which begin to expire in 2012. To the extent that our ability to use these NOLs against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. We have provided a full valuation allowance against the net deferred tax assets because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.
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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2010. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
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
The fair value of our 11 3/8% senior secured notes due 2012 at March 31, 2010, was approximately $291.8 million. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the long-term debt outstanding under our revolving credit facility approximates its carrying value of $23.4 million due to its variable interest rate. A change in interest rates of 100 basis points would change our interest expense by $234 on an annual basis.

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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010. For information regarding the Company’s internal control over financial reporting, see our Form 10-K for the year ended December 31, 2009.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2009.

Item 1A. Risk Factors
There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2009, which should be read in conjunction with this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. (Removed and Reserved)
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2010.

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