Form 10-Q
period 2010-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2010-08-12
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2010
Class A Common Stock, $.01 par value per share	9,333,680
Class B Common Stock, $.01 par value per share	360,050

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains both historical and “forward-looking statements.” All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:
•	servicing and refinancing our substantial indebtedness;

•	our history of net losses;

•	the elimination or relaxation of certain regulatory rights and protections;

•	billing and other disputes with vendors;

•	failure to maintain interconnection and service agreements with incumbent local exchange and other carriers;

•	the loss of customers in an adverse economic environment;

•	regulatory uncertainties in the communications industry;

•	system disruptions or the failure of our information systems to perform as expected;

•	the failure to anticipate and keep up with technological changes;

•	inability to provide services and systems at competitive prices;

•	difficulties associated with collecting payment from incumbent local exchange carriers, interexchange carriers and wholesale customers;

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,	June 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,975	$15,216
Certificates of deposit	1,878	2,094
Investment securities	23,549	18,554
Accounts receivable, less allowance for doubtful accounts of $7,942 and $9,323	41,388	37,262
Other current assets	10,976	10,550

Total current assets	99,766	83,676

Property and equipment, net	86,875	87,638
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $51,728 and $58,738	27,484	20,474
Other assets	14,965	9,736

Total assets	$327,328	$299,762

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$9,196	$9,066
Accrued expenses and other current liabilities	35,630	30,312
Taxes payable	12,768	10,188
Deferred revenues	8,965	8,754
Current portion of capital lease obligations	3,080	2,143

Total current liabilities	69,639	60,463

Long-term debt	326,510	319,635
Deferred rent payable	3,343	3,317
Deferred revenues	1,445	1,285
Capital lease obligations, net of current portion	1,776	1,023
Deferred income taxes payable	3,040	3,525
Other	721	751

Total liabilities	406,474	389,999

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $156,927 and $166,484	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $181,114 and $192,144	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $164,001 and $173,989	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 64,633 shares entitled in liquidation to $116,243 and $123,381	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $18,466 and $20,043	—	—
Additional paid-in capital	140,752	140,811
Accumulated deficit	(219,836)	(230,986)
Treasury stock, at cost	(177)	(177)

Total stockholders’ deficiency	(79,146)	(90,237)

Total liabilities and stockholders’ deficiency	$327,328	$299,762

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(in thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenues	$116,050	$102,907	$238,021	$208,613
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	57,477	49,605	119,128	99,665
Selling, general and administrative (includes share-based compensation of $59, $0, $116 and $59)	39,629	39,701	81,262	77,471
Depreciation and amortization	12,245	11,343	25,803	22,751

Total operating expenses	109,351	100,649	226,193	199,887

Income from operations	6,699	2,258	11,828	8,726
Interest expense	(10,124)	(9,440)	(20,101)	(19,363)
Interest income	12	12	96	17
Other income	16	—	16	—

Loss before provision for income taxes	(3,397)	(7,170)	(8,161)	(10,620)
Provision for income taxes	(358)	(242)	(699)	(530)

Net loss	(3,755)	(7,412)	(8,860)	(11,150)
Dividends on preferred stock	(17,704)	(19,907)	(34,892)	(38,626)

Loss available to common shareholders	$(21,459)	$(27,319)	$(43,752)	$(49,776)

Loss available per common share — basic and diluted	$(2.21)	$(2.82)	$(4.52)	$(5.14)

Weighted average common shares outstanding — basic and diluted	9,688,771	9,691,287	9,684,139	9,686,684

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2009	2010

Cash flows from operating activities
Net loss	$(8,860)	$(11,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,404	15,711
Amortization of deferred financing costs	1,313	1,313
Amortization of intangible assets	9,365	7,010
Amortization of bond premium	(444)	(497)
Provision for doubtful accounts	3,916	2,438
Write-off of costs incurred in conneciton with initial public offering	—	3,669
Share-based compensation	116	59
Deferred income taxes	484	485
Other	41	23
Changes in operating assets and liabilities:
Accounts receivable	2,228	1,688
Other current assets	(311)	426
Other assets	(672)	130
Accounts payable	3,354	(130)
Accrued expenses and other current liabilities	(13,763)	(5,201)
Taxes payable	2,820	(2,580)
Deferred revenues	(1,003)	(371)
Deferred rent payable	(133)	(26)

Net cash provided by operating activities	14,855	12,997

Cash flows from investing activities
Purchases of property and equipment	(13,631)	(16,474)
Purchases of investment securities	(60,574)	(70,653)
Sales of investment securities	60,539	75,655
Other	(108)	(216)

Net cash used in investing activities	(13,774)	(11,688)

Cash flows from financing activities
Drawdowns on revolving credit facility	620	642
Repayments of revolving credit facility	(1,620)	(7,020)
Proceeds from capital lease financing	215	142
Payments on capital lease obligations	(2,005)	(1,832)

Net cash used in financing activities	(2,790)	(8,068)

Net decrease in cash and cash equivalents	(1,709)	(6,759)
Cash and cash equivalents at beginning of period	22,177	21,975

Cash and cash equivalents at end of period	$20,468	$15,216

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
The Company has reclassified prior year amounts to conform to the current year presentation, the most significant of which pertain to the issuance of credits to customers. The Company issues credits in an effort to acquire, retain and incentivize its customers. The Company has historically classified these credits in its selling, general and administrative expenses. The Company has reclassified these credits from selling, general and administrative expenses and is now reflecting them as a reduction in revenue. As a result, revenues and selling, general and administrative expenses have been reduced by $768 and $1,504 for the three and six months ended June 30, 2009, respectively.
The Company is an integrated communications company whose primary interests consist of wholly-owned subsidiaries Broadview Networks, Inc. (“BNI”), Bridgecom Holdings, Inc. (“BH”), Corecomm-ATX, Inc. (“ATX”) and Eureka Broadband Corporation (“Eureka”, “InfoHighway” or “IH”). The Company also provides phone systems and other customer service offerings through its subsidiary, Bridgecom Solutions Group, Inc. (“BSG”). The Company was founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial customers in the northeast United States.
2. Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $23,549 and $18,554 as of December 31, 2009 and June 30, 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in less than one year. The cost and fair value of these investment securities were not materially different as of December 31, 2009 and June 30, 2010. During the six months ended June 30, 2009 and 2010, the Company purchased $60,574 and $70,653 and sold $60,539 and $75,655 respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

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
4. InfoHighway Acquisition
In connection with the acquisition of InfoHighway in 2007, warrants to acquire 16,711 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, remain outstanding. The warrants are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and the twelve months ended May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit to an exercise price of $0.01 per unit.
As of August 12, 2010, the exercise price on the warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination.
5. Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2009 and June 30, 2010 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $23,549 and $18,554, which are based on the publicly quoted market price as of December 31, 2009 and June 30, 2010, respectively.
As of December 31, 2009 and June 30, 2010, the fair value of the long-term debt outstanding under the Company’s revolving credit facility approximated its carrying value of $23,500 and $17,122, respectively, due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at December 31, 2009 and June 30, 2010 was $287,250 and $291,000, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input in the fair value hierarchy. The carrying value of the Company’s senior secured notes due 2012 at December 31, 2009 and June 30, 2010 was $303,010 and $302,513 respectively.
6. Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2010 was approximately $17,960. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at June 30, 2010. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
6. Commitments and Contingencies (continued)
The Company has entered into commercial agreements with vendors under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. The agreements, which expire between 2011 and 2013, require certain minimum purchase obligations and contain fixed pricing over their term. For the six months ended June 30, 2010, the Company met the minimum purchase obligations.
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

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(in thousands, except share information)
9. Loss per share
The following is a reconciliation of the numerators and denominators of the basic and diluted net loss per share computations for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Loss available to common shareholders (Numerator):
Net loss	$(3,755)	$(7,412)	$(8,860)	$(11,150)
Dividends on preferred stock	(17,704)	(19,907)	(34,892)	(38,626)

Loss available to common shareholders	$(21,459)	$(27,319)	$(43,752)	$(49,776)

Shares (Denominator):
Weighted average common shares outstanding:
Class A common stock	9,342,880	9,333,680	9,342,880	9,333,680
Class B common stock	345,891	357,607	341,259	353,004

Total weighted average common shares outstanding — basic and diluted	9,688,771	9,691,287	9,684,139	9,686,684

Loss available per common share — basic and diluted	$(2.21)	$(2.82)	$(4.52)	$(5.14)

For the six months ended June 30, 2009 and 2010, the Company had outstanding options, warrants, restricted stock units and preferred stock, which are convertible into or exercisable for common shares of 13,502,141 and 14,281,039 respectively, that were not included in the calculation of diluted loss per common share because the effect would have been anti-dilutive.
Dividends accumulate on the Company’s Preferred Stock. The loss available to common shareholders must be computed by adding any dividends accumulated for the period to net losses. The aggregate accumulated dividends on the Company’s Preferred Stock was $245,829 and $284,455 respectively, as of December 31, 2009 and June 30, 2010. The per share amounts of accumulated dividends on the Company’s Preferred Stock was $25.37 and $29.37, respectively, as of December 31, 2009 and June 30, 2010. The Company has not declared any dividends.

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
Overview
We are a leading competitive communications provider, in terms of revenue, offering voice and data communications and managed network solutions to business customers of all sizes throughout the country with a concentration in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. To meet the demands of communications-intensive business customers, we offer dedicated local and long distance voice, high-speed data and integrated services, as well as value-added products and services such as managed services and hosted VoIP solutions (also known as cloud-based Communication as a Service (CaaS)). Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core and extending to the edge, to support dynamic growth of Voice Over Internet Protocol (“VoIP”), Multiprotocol Label Switching (“MPLS”) and other next generation technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling us to provide T-1 equivalent and high-speed Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins while also enhancing capacity and speed of certain service offerings.
We recorded operating losses of $32.1 million and $3.0 million for the years ended December 31, 2007 and 2008, respectively. For the year ended December 31, 2009 and for the six months ended June 30, 2010, we recorded operating income of $26.4 million and $8.7 million, respectively. For the years ended December 31, 2007, 2008 and 2009 and for the six months ended June 30, 2010, we recorded net losses of $65.5 million, $42.9 million, $13.9 million and $11.1 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage based revenue and lower unit pricing for certain services. In addition, we continue to face other industry wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, other competitive local exchange carriers and new entrants such as VoIP, wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and enhanced services. Although our overall revenue has declined since 2008, we have mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and SG&A costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.
As of June 30, 2010, we have approximately 260 sales, sales management and sales support employees, including approximately 190 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We also offer our hosted IP product, Officesuite, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1 based products. Revenue from the sale of T-1 based products and managed services represents approximately 48.0% of our total revenue and approximately 54.6% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 500 lit buildings. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. A significant portion of our customer base has been migrated to a cost-effective and efficient IP-based platform, which enhances the performance of our network. As of June 30, 2010, approximately 75% of our total lines were provisioned on-net.
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenues:
Voice and data services	86.8%	88.2%	86.6%	88.0%
Wholesale	4.2%	5.2%	4.2%	5.0%
Access	5.5%	4.2%	5.5%	4.7%

Total network services	96.5%	97.6%	96.3%	97.7%
Other	3.5%	2.4%	3.7%	2.3%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Network services	47.7%	47.4%	48.2%	47.0%
Other cost of revenues	1.7%	0.8%	1.9%	0.8%
Selling, general and administrative	34.1%	38.6%	34.1%	37.1%
Depreciation and amortization	10.6%	11.0%	10.8%	10.9%

Total operating expenses	94.1%	97.8%	95.0%	95.8%

Income from operations	5.9%	2.2%	5.0%	4.2%
Interest expense	(8.8%)	(9.2%)	(8.4%)	(9.3%)
Interest income	0.0%	0.0%	0.0%	0.0%
Other income	0.0%	0.0%	0.0%	0.0%

Loss before provision for income taxes	(2.9%)	(7.0%)	(3.4%)	(5.1%)
Provision for income taxes	(0.3%)	(0.2%)	(0.3%)	(0.2%)

Net loss	(3.2%)	(7.2%)	(3.7%)	(5.3%)

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
Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The commercial agreements, which expire between 2011 and 2013, require certain minimum purchase obligations, which we have met in all of the years we were under the commercial agreements.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Income from operations	$6,699	$2,258	$11,828	$8,726
Depreciation and amortization	12,245	11,343	25,803	22,751
Selling, general and administrative	39,629	39,701	81,262	77,471

Gross profit (exclusive of depreciation and amortization)	$58,573	$53,302	$118,893	$108,948

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

Our management compensates for these limitations by relying primarily on our GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in gross profit. As a result of these limitations, gross profit should not be considered as an alternative to income from operations, as calculated in accordance with GAAP, as a measure of operating performance.
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
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2010
Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2009 and 2010.
The following table provides a breakdown of components of our statements of operations for the three months ended June 30, 2009 and 2010:

	Three Months Ended June 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$112,011	96.5%	$100,478	97.6%	(10.3%)
Other	4,039	3.5%	2,429	2.4%	(39.9%)

Total revenues	116,050	100.0%	102,907	100.0%	(11.3%)

Cost of revenues:
Network services	55,352	47.7%	48,799	47.4%	(11.8%)
Other	2,125	1.7%	806	0.8%	(62.1%)

Total cost of revenues	57,477	49.4%	49,605	48.2%	(13.7%)

Gross profit:
Network services	56,659	48.8%	51,679	50.2%	(8.8%)
Other	1,914	1.8%	1,623	1.6%	(15.2%)

Total gross profit	$58,573	50.6%	$53,302	51.8%	(9.0%)

Revenues
Revenues for the three months ended June 30, 2009 and 2010 were as follows:

	Three Months Ended June 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$100,757	86.8%	$90,754	88.2%	(9.9%)
Wholesale	4,882	4.2%	5,353	5.2%	9.6%
Access	6,372	5.5%	4,371	4.2%	(31.4%)

Total network services	112,011	96.5%	100,478	97.6%	(10.3%)
Other	4,039	3.5%	2,429	2.4%	(39.9%)

Total revenues	$116,050	100.0%	$102,907	100.0%	(11.3%)

Revenues from voice services have decreased $11.8 million or 16.0% between 2009 and 2010. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Our revenues from data services have decreased by $0.6 million or 2.3% between 2009 and 2010. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In addition, carrier access revenues have also decreased due to lower fees charged to the carriers, government mandated rate decreases and the impact of disputed access charges. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products, as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to decline due to the current economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $49.6 million for the three months ended June 30, 2010, a decrease of 13.7% from $57.5 million for the same period in 2009 as we identified and eliminated inefficiencies in our operating platforms. The decrease is also due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $45.2 million, or 78.7%, of our total cost of revenues for the three months ended June 30, 2009 and $38.1 million, or 76.8%, in the three months ended June 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $11.3 million, $6.3 million and $13.5 million, respectively, for the three months ended June 30, 2009. These costs totaled $8.7 million, $5.5 million and $12.1 million, respectively, for the three months ended June 30, 2010. Combined these costs decreased by 15.4% between 2009 and 2010. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $53.3 million for the three months ended June 30, 2010, a decrease of 9.0% from $58.6 million for the same period in 2009. As a percentage of revenues, gross profit increased to 51.8% in 2010 from 50.6% in 2009. The increase in gross profit percentage is primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platforms to on-net facilities. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers.

Selling, General and Administrative
SG&A expenses were $39.7 million, 38.6% of revenues, for the three months ended June 30, 2010, an increase of 0.3% from $39.6 million, 34.1% of revenues, for the same period in 2009. As of December 31, 2009, our other non-current assets included $3.7 million of costs associated with the registration statement filed with the SEC for a potential initial public offering. We have elected not to complete the offering at this time and have charged these costs to operations during the three months ended June 30, 2010. This increase in SG&A expenses between 2009 and 2010 has been offset by the following: i) decreased employee costs of $2.2 million from reduced employee headcount; ii) decreased bad debt expenses of $0.5 million from improved accounts receivable collections and iii) decreased accounts receivable write-offs; and decreased commission expenses of $1.1 million as a result of declining revenue and the reduction of estimates for royalty liabilities. Excluding the costs incurred in connection with our initial public offering, our SG&A as a percentage of revenue was 35.0%. This increase in SG&A as a percentage of revenue is due to our overall revenue decline. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $11.3 million for the three months ended June 30, 2010, a decrease of 7.4% from $12.2 million for the same period in 2009. This decrease in depreciation and amortization expense was primarily due to fully amortizing one of our acquired customer base intangible assets during 2009. Amortization expense included in our results of operations for customer base intangible assets for the three months ended June 30, 2010 was $3.1 million, a decrease of $0.6 million from $3.7 million included in our results of operations during the same period in 2009.
Interest
Interest expense was $9.5 million for the three months ended June 30, 2010, a decrease of 5.9% from $10.1 million for the same period in 2009. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the three months ended June 30, 2010 compared to the same period in 2009. The lower average debt balance is due to reduced borrowings under our revolving credit facility and our capital leases. Our effective annual interest rates for the three months ended June 30, 2009 and 2010 are as follows:

	Three Months Ended June 30,
	2009	2010

Interest expense	$10,124	$9,440
Weighted average debt outstanding	331,054	323,817
Effective annual interest rate	12.23%	11.66%
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010
Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2009 and 2010.
The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2009 and 2010:

	Six Months Ended June 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$229,097	96.3%	$203,868	97.7%	(11.0%)
Other	8,924	3.7%	4,745	2.3%	(46.8%)

Total revenues	238,021	100.0%	208,613	100.0%	(12.4%)

Cost of revenues:
Network services	114,720	48.2%	98,054	47.0%	(14.5%)
Other	4,408	1.9%	1,611	0.8%	(63.5%)

Total cost of revenues	119,128	50.1%	99,665	47.8%	(16.3%)

Gross profit:
Network services	114,377	48.1%	105,814	50.7%	(7.5%)
Other	4,516	1.8%	3,134	1.5%	(30.6%)

Total gross profit	$118,893	49.9%	$108,948	52.2%	(8.4%)

Revenues
Revenues for the six months ended June 30, 2009 and 2010 were as follows:

	Six Months Ended June 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$206,202	86.6%	$183,380	88.0%	(11.1%)
Wholesale	9,882	4.2%	10,589	5.0%	7.2%
Access	13,013	5.5%	9,899	4.7%	(23.9%)

Total network services	229,097	96.3%	203,868	97.7%	(11.0%)
Other	8,924	3.7%	4,745	2.3%	(46.8%)

Total revenues	$238,021	100.0%	$208,613	100.0%	(12.4%)

Revenues from voice services have decreased $25.4 million, or 16.7%, between 2009 and 2010. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Our revenues from data services have decreased by $1.3 million, or 2.4%, between 2009 and 2010. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In addition, carrier access revenues have also decreased due to lower fees charged to the carriers, government mandated rate decreases and the impact of disputed access charges. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to decline due to the current economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $99.7 million for the six months ended June 30, 2010, a decrease of 16.3% from $119.1 million for the same period in 2009 as we identified and eliminated inefficiencies in our operating platforms. The decrease is also due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $94.0 million, or 78.9%, of our total cost of revenues for the six months ended June 30, 2009 and $76.8 million, or 77.1%, in the six months ended June 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $23.7 million, $12.9 million and $27.1 million, respectively, for the six months ended June 30, 2009. These costs totaled $18.3 million, $11.3 million and $24.1 million, respectively, for the six months ended June 30, 2010. Combined these costs decreased by 15.7% between 2009 and 2010. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $108.9 million for the six months ended June 30, 2010, a decrease of 8.4% from $118.9 million for the same period in 2009. As a percentage of revenues gross profit increased to 52.2% in 2010 from 49.9% in 2009. The increase in gross profit percentage is primarily due lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers.

Selling, General and Administrative
SG&A expenses were $77.5 million, 37.1% of revenues, for the six months ended June 30, 2010, a decrease of 4.7% from $81.3 million, 34.1% of revenues, for the same period in 2009. As of December 31, 2009, our other non-current assets included $3.7 million of costs associated with the registration statement filed with the SEC for a potential initial public offering. We have elected not to complete the offering at this time and have charged these costs to operations during the six months ended June 30, 2010. This decrease in SG&A expenses between 2009 and 2010 is a result of: i) decreased employee costs of $4.1 million from reduced employee headcount; ii) decreased bad debt expenses of $1.5 million from improved accounts receivable collections and decreased accounts receivable write-offs; and iii) decreased commission expenses of $2.1 million as a result of declining revenue and the reduction of estimates for royalty liabilities. Excluding the costs incurred in connection with our initial public offering, our SG&A as a percentage of revenue was 35.4%. This increase in SG&A as a percentage of revenue due to our overall revenue decline. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $22.8 million for the six months ended June 30, 2010, a decrease of 11.6% from $25.8 million for the same period in 2009. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2009. Amortization expense included in our results of operations for customer base intangible assets for the six months ended June 30, 2010 was $6.1 million, a decrease of $2.3 million from $8.4 million included in our results of operations during the same period in 2009.
Interest
Interest expense was $19.4 million for the six months ended June 30, 2010, a decrease of 3.5% from $20.1 million for the same period in 2009. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the six months ended June 30, 2010 compared to the same period in 2009. The lower average debt balance is due to reduced borrowings under our revolving credit facility and capital leases. The decrease was offset by interest accrued in connection with a state gross receipts tax matters. Our effective annual interest rates for the six months ended June 30, 2009 and 2010 are as follows:

	Six Months Ended June 30,
	2009	2010

Interest expense	$20,101	$19,363
Weighted average debt outstanding	331,747	325,845
Effective annual interest rate	12.12%	11.88%
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
We do maintain standby letters of credit outstanding of $3.2 million, of which $1.3 million are fully collateralized by the letter of credit subfacility under our revolving credit facility. We posted cash collateral of $1.9 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and pursuant to state regulatory requirements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. Based on our current level of operations and anticipated growth, we believe that our existing cash, cash equivalents and available borrowings under our revolving credit facility will be sufficient to fund our operations and to service our notes for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. Our existing capital lease provider was recently acquired, which limited our ability to borrow under the lease line. As a result, during July 2010, we entered into a new $5 million capital lease facility. As of June 30, 2010, we had $3.2 million of capital lease obligations outstanding under our existing capital lease line. As of June 30, 2010, we had $17.1 million of outstanding borrowings under our $25 million revolving credit facility, all of which we have invested in U.S. Treasury notes. Additionally, we have used our revolving credit facility to collateralize $1.3 million of outstanding letters of credit as of June 30, 2010. Outstanding borrowings under our revolving credit facility are due and payable on August 23, 2011. As a result, outstanding borrowings under our revolving credit facility will be reflected as a current obligation of the Company commencing August 23, 2010. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of June 30, 2010, we required approximately $85.3 million in cash to service the interest due on our notes throughout the remaining life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our revolving credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $18.0 million as of June 30, 2010. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2010
Cash Flows from Operating Activities
Cash provided by operating activities was $14.9 million for the six months ended June 30, 2009, compared to $13.0 million for the same period in 2010. During each of the six months ended June 30, 2010 and 2009, we paid $17.1 million in interest expense on our notes. Although our income from operations declined from $11.8 million for the six months ended June 30, 2009 to $8.7 million for the six months ended June 30, 2010, this decline did not impact our cash flow from operations. As discussed above, we incurred a non-cash charge of $3.7 million during the six months ended June 30, 2010 in connection with our decision to not complete our initial public offering. During the six months ended June 30, 2010 we settled several outstanding telecommunications , state and local tax matters, which contributed to the reduction in cash provided by operating activities between 2009 and 2010.

Cash Flows from Investing Activities
Cash used in investing activities was $13.8 million for the six months ended June 31, 2009, compared to cash used in investing activities of $11.7 million for the same period in 2010. During 2010, we generated $5.0 million in cash flow from the sales of investment securities in excess of the investment securities we purchased during the same period. This improvement in cash flow between 2009 and 2010 was partially offset by increased capital expenditures of $2.8 million between 2009 and 2010.
Cash Flows from Financing Activities
Cash flows used in financing activities was $2.8 million for the six months ended June 30, 2009, compared to $8.1 million for the same period in 2010. The change in cash flows from financing activities was primarily due to a repayment of borrowings under our revolving credit facility of $7.0 million during the six months ended June 30, 2010 as compared to $1.6 million during the same period in 2009.
New Accounting Standards
The following accounting standards have been issued, which we will need to adopt in the future.
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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of June 30, 2010. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
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
The fair value of our 11 3/8% senior secured notes due 2012 was approximately $291.0 million at June 30, 2010. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the long-term debt outstanding under our revolving credit facility approximates its carrying value of $17.1 million due to its variable interest rate. A change in interest rates of 100 basis points would change our interest expense by $171 on an annual basis.
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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010. For information regarding the Company’s internal control over financial reporting, see our Form 10-K for the year ended December 31, 2009.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are also party to certain legal actions and regulatory investigations and enforcement proceedings arising in the ordinary course of business. We are also involved in certain billing and contractual disputes with our vendors. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition, results of operations or cash flows.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2010.

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