Form 10-Q
period 2010-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2010-11-15
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ___________ to ___________
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 15, 2010

Class A Common Stock, $.01 par value per share	9,333,680
Class B Common Stock, $.01 par value per share	360,050

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

•	continued industry consolidation;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the revolving credit facility;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers;

•	limits on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	disruption and instability in the financial markets;

•	the financial difficulties by others in our industry;

•	the solvency and liquidity of the administrative agent and primary creditor under our revolving credit facility;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully engage in future acquisitions, if any;

•	misappropriation of our intellectual property and proprietary rights;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment; and

•	fraudulent usage of our network and services.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	December 31,	September 30,
	2009	2010
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,975	$7,588
Certificates of deposit	1,878	2,894
Investment securities	23,549	13,556
Accounts receivable, less allowance for doubtful accounts of $7,942 and $9,848	41,388	36,145
Other current assets	10,976	11,881

Total current assets	99,766	72,064

Property and equipment, net	86,875	86,448
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $51,728 and $62,243	27,484	16,969
Other assets	14,965	9,303

Total assets	$327,328	$283,022

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$9,196	$8,094
Accrued expenses and other current liabilities	35,630	19,238
Taxes payable	12,768	9,702
Deferred revenues	8,965	8,873
Current portion of capital lease obligations	3,080	2,102

Total current liabilities	69,639	48,009

Long-term debt	326,510	319,375
Deferred rent payable	3,343	3,199
Deferred revenues	1,445	1,161
Capital lease obligations, net of current portion	1,776	1,638
Deferred income taxes payable	3,040	3,767
Other	721	759

Total liabilities	406,474	377,908

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,333,680 shares	107	107
Common stock A — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $156,927 and $171,479	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $181,114 and $197,908	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $164,001 and $179,208	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 and outstanding 64,333 shares entitled in liquidation to $116,243 and $127,082	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $18,466 and $20,868	—	—
Additional paid-in capital	140,752	140,812
Accumulated deficit	(219,836)	(235,636)
Treasury stock, at cost	(177)	(177)

Total stockholders’ deficiency	(79,146)	(94,886)

Total liabilities and stockholders’ deficiency	$327,328	$283,022

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenues	$111,761	$100,423	$349,782	$309,037
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	54,844	47,214	173,972	146,879
Selling, general and administrative (includes share-based compensation of $59, $0, $174 and $59)	37,371	36,573	118,633	114,044
Depreciation and amortization	12,111	11,402	37,914	34,153

Total operating expenses	104,326	95,189	330,519	295,076

Income from operations	7,435	5,234	19,263	13,961
Interest expense	(10,043)	(9,397)	(30,143)	(28,760)
Interest income	10	34	104	50
Other income	—	—	16	—

Loss before provision for income taxes	(2,598)	(4,129)	(10,760)	(14,749)
Provision for income taxes	(240)	(521)	(939)	(1,051)

Net loss	$(2,838)	$(4,650)	$(11,699)	$(15,800)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2009	2010

Cash flows from operating activities
Net loss	$(11,699)	$(15,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,311	23,599
Amortization of deferred financing costs	1,969	1,994
Amortization of intangible assets	13,551	10,515
Amortization of bond premium	(676)	(757)
Provision for doubtful accounts	5,256	3,789
Write-off of costs incurred in connection with initial public offering	—	3,669
Share-based compensation	174	59
Deferred income taxes	727	727
Other	51	27
Changes in operating assets and liabilities:
Accounts receivable	1,911	1,454
Other current assets	2,298	(905)
Other assets	(1,350)	(1)
Accounts payable	5,148	(1,102)
Accrued expenses and other current liabilities	(25,530)	(16,392)
Taxes payable	1,516	(3,066)
Deferred revenues	(1,304)	(376)
Deferred rent payable	(200)	(144)

Net cash provided by operating activities	16,153	7,290

Cash flows from investing activities
Purchases of property and equipment	(24,371)	(23,172)
Purchases of investment securities	(98,664)	(89,215)
Sales of investment securities	98,628	99,220
Other	(112)	(1,016)

Net cash used in investing activities	(24,519)	(14,183)

Cash flows from financing activities
Drawdowns on revolving credit facility	1,964	912
Repayments of revolving credit facility	(1,964)	(7,290)
Proceeds from capital lease financing	373	1,549
Payments on capital lease obligations	(3,083)	(2,665)

Net cash used in financing activities	(2,710)	(7,494)

Net decrease in cash and cash equivalents	(11,076)	(14,387)
Cash and cash equivalents at beginning of period	22,177	21,975

Cash and cash equivalents at end of period	$11,101	$7,588

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)
1. Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (the “SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2009 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
The Company has reclassified prior year amounts to conform to the current year presentation, the most significant of which pertain to the issuance of credits to customers. The Company issues credits in an effort to acquire, retain and incentivize its customers. The Company has historically classified these credits in its selling, general and administrative expenses. The Company has reclassified these credits from selling, general and administrative expenses and is now reflecting them as a reduction in revenue. As a result, revenues and selling, general and administrative expenses have been reduced by $957 and $2,461 for the three and nine months ended September 30, 2009, respectively.
The Company is an integrated communications company founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial customers in the northeast United States.
2. Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $23,549 and $13,556 as of December 31, 2009 and September 30, 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in less than one year. The cost and fair value of these investment securities were not materially different as of December 31, 2009 and September 30, 2010. During the nine months ended September 30, 2009 and 2010, the Company purchased $98,664 and $89,215 and sold $98,628 and $99,220 respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)
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
4. InfoHighway Acquisition
In connection with the acquisition of InfoHighway in 2007, warrants to acquire 16,711 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, remain outstanding. The warrants are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer of the legacy InfoHighway entity during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit to $0.01 per unit.
As of November 15, 2010, the exercise price on the warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the warrants is resolved, the Company will utilize a Black-Scholes model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination.
5. Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2009 and September 30, 2010 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $23,549 and $13,556, which are based on the publicly quoted market price as of December 31, 2009 and September 30, 2010, respectively.
As of December 31, 2009 and September 30, 2010, the fair value of the long-term debt outstanding under the Company’s revolving $25,000 Senior Credit Facility (the “Revolving Credit Facility”) approximated its carrying value of $23,500 and $17,122, respectively, due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at December 31, 2009 and September 30, 2010 was $287,250 and $294,000, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input in the fair value hierarchy. The carrying value of the Company’s senior secured notes due 2012 at December 31, 2009 and September 30, 2010 was $303,010 and $302,253 respectively.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)
6. Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at September 30, 2010 was approximately $18,840. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at September 30, 2010. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with vendors under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. The agreements, which expire between 2011 and 2013, require certain minimum purchase obligations and contain fixed pricing over their term. For the nine months ended September 30, 2010, the Company met the minimum purchase obligations.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows. For more information, see our Form 10-K for the year ended December 31, 2009.
7. Revolving Credit Facility
As of September 30, 2010, the Company had $17,122 outstanding under its Revolving Credit Facility. Outstanding borrowings under the Revolving Credit Facility were due and payable on August 23, 2011. On November 12, 2010, the Company entered into an agreement with its lender to extend the Revolving Credit Facility through February 23, 2012. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. As a result of this amendment the applicable margin percentage increased by 25 basis points under both the base rate and LIBOR methods. In addition, The Company paid an amendment fee of $125. All other significant terms and conditions of the Revolving Credit Facility remain unchanged.
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
9. Income Taxes
The Company completed a study of its available net operating loss carryforwards (“NOLs”) resulting from previous mergers. The utilization of these NOLs are subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As such, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. At December 31, 2009, the Company had federal NOLs available totaling $134,976, which begin to expire in 2012. The Company has provided a full valuation allowance against the net deferred tax asset because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
Overview
We are a leading competitive communications provider, in terms of revenue, offering voice and data communications and managed network solutions to business customers of all sizes throughout the country with a concentration in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. To meet the demands of communications-intensive business customers, we offer dedicated local and long distance voice, high-speed data and integrated services, as well as value-added products and services such as managed services and hosted Voice Over Internet Protocol (“VoIP”) solutions (also known as cloud-based Communication as a Service (“CaaS”)). Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core and extending to the edge, to support dynamic growth of VoIP, Multiprotocol Label Switching (“MPLS”) and other next generation technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling us to provide T-1 equivalent and high-speed Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins while also enhancing capacity and speed of certain service offerings.
We recorded operating losses of $32.1 million and $3.0 million for the years ended December 31, 2007 and 2008, respectively. For the year ended December 31, 2009 and for the nine months ended September 30, 2010, we recorded operating income of $26.4 million and $14.0 million, respectively. For the years ended December 31, 2007, 2008 and 2009 and for the nine months ended September 30, 2010, we recorded net losses of $65.5 million, $42.9 million, $13.9 million and $15.8 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage based revenue and lower unit pricing for certain services. In addition, we continue to face other industry wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, other competitive local exchange carriers and new entrants such as VoIP, wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and enhanced services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.
As of September 30, 2010, we have approximately 260 sales, sales management and sales support employees, including approximately 180 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We also offer our hosted IP product, Officesuite, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1 based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1 based products. Revenue from the sale of T-1 based products and managed services represents approximately 48% of our total revenue and approximately 55% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.
Our facilities-based network encompasses approximately 2,900 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 460 lit buildings. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. A significant portion of our customer base has been migrated to a cost-effective and efficient IP-based platform, which enhances the performance of our network. As of September 30, 2010, approximately 75% of our total lines were provisioned on-net.
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Revenues:
Voice and data services	87.6%	87.7%	86.9%	87.9%
Wholesale	4.1%	5.6%	4.2%	5.2%
Access	5.0%	5.0%	5.3%	4.8%

Total network services	96.7%	98.3%	96.4%	97.9%
Other	3.3%	1.7%	3.6%	2.1%

Total revenues	100.0%	100.0%	100.0%	100.0%

Operating expenses:
Network services	47.6%	46.5%	48.0%	46.8%
Other cost of revenues	1.4%	0.5%	1.8%	0.7%
Selling, general and administrative	33.4%	36.4%	33.9%	36.9%
Depreciation and amortization	10.8%	11.4%	10.8%	11.1%

Total operating expenses	93.2%	94.8%	94.5%	95.5%

Income from operations	6.8%	5.2%	5.5%	4.5%
Interest expense	(9.1%)	(9.3%)	(8.6%)	(9.3%)

Loss before provision for income taxes	(2.3%)	(4.1%)	(3.1%)	(4.8%)
Provision for income taxes	(0.2%)	(0.5%)	(0.2%)	(0.3%)

Net loss	(2.5%)	(4.6%)	(3.3%)	(5.1%)

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

Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents income from operations, before depreciation and amortization, and SG&A. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Income from operations	$7,435	$5,234	$19,263	$13,961
Depreciation and amortization	12,111	11,402	37,914	34,153
Selling, general and administrative	37,371	36,573	118,633	114,044

Gross profit (exclusive of depreciation and amortization)	$56,917	$53,209	$175,810	$162,158

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
Depreciation and Amortization
Our depreciation and amortization expense includes depreciation for network related voice and data equipment, fiber, back-office systems, third party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents net loss before depreciation and amortization, interest income and expense, provision for income taxes, share-based compensation, costs associated with initial public offering, severance and related separation costs and professional fees related to strategic initiatives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenue, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Net loss	$(2,838)	$(4,650)	$(11,699)	$(15,800)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	12,111	11,402	37,914	34,153
Interest expense, net of interest income	10,033	9,363	30,039	28,710
Provision for income taxes	240	521	939	1,051

EBITDA	19,546	16,636	57,193	48,114
Costs associated with initial public offering	—	—	—	3,669
Severance and related separation costs	105	419	501	699
Professional fees related to strategic initiatives	41	—	101	56
Share-based compensation	59	—	174	59

Adjusted EBITDA	$19,751	$17,055	$57,969	$52,597

Percentage of total revenues	17.7%	17.0%	16.6%	17.0%

Management uses adjusted EBITDA to enhance its understanding of our operating performance, which represents management’s views concerning our performance in the ordinary, ongoing and customary course of its operations. Management historically has found it helpful, and believes that investors have found it helpful, to consider an operating measure that excludes expenses, not reflective of our core operations. Accordingly, the exclusion of these items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. Management believes that, for the reasons discussed below, our use of a supplemental financial measure, which excludes these expenses, facilitates an assessment of our fundamental operating trends and addresses concerns of management and of our investors that these expenses may obscure such underlying trends. Management notes that each of these expenses is presented in our financial statements and discussed in the management’s discussion and analysis section of our reports filed with the SEC, so that investors have complete information about the expenses.
The information about our operating performance provided by this financial measure is used by management for a variety of purposes. Management regularly communicates its adjusted EBITDA results to its board of directors and discusses with the board management’s interpretation of such results. Management also compares our adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, primarily because management believes that this measure is indicative of how the business is performing and is being managed. In addition, our management uses adjusted EBITDA to evaluate our performance relative to that of our competitors. This financial measure permits a comparative assessment of operating performance, relative to our performance based on our GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to operating performance that vary widely among similar companies.
Our management believes that adjusted EBITDA is a particularly useful comparative measurement within our industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant charges to earnings, such as those resulting from integration costs and debt restructurings, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations. Management believes that because of the variety of equity awards used by companies, the varying methodologies for determining both share-based compensation and share-based compensation expense among companies and from period to period, and the subjective assumptions involved in those determinations, excluding share-based compensation from adjusted EBITDA, enhances company-to-company comparisons over multiple fiscal periods. By permitting investors to review both the GAAP and non-GAAP measures, companies that customarily use similar non-GAAP measures facilitate an enhanced understanding of historical financial results and enable investors to make more meaningful company-to-company comparisons.
We provide information relating to our adjusted EBITDA so that analysts, investors and other interested persons have the same data that management uses to assess our operating performance, which permits these analysts, investors and other interested persons to obtain a better understanding of our operating performance and to evaluate the efficacy of the methodology and information used by our management to evaluate and measure such performance both on a standalone and a comparative basis. Management believes that adjusted EBITDA should be viewed only as a supplement to the GAAP financial information.
Our adjusted EBITDA may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure. In addition, adjusted EBITDA has other limitations as an analytical financial measure. These limitations include the following:
•	adjusted EBITDA does not reflect our capital expenditures, future requirements for capital expenditures or contractual commitments to purchase capital equipment;
•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, associated with our indebtedness;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements;

•	adjusted EBITDA does not reflect the cost of equity awards to employees;
•	adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that management considers not indicative of our ongoing operations; and
•	to the extent that we change our accounting for certain transactions or other items from period to period, our adjusted EBITDA may not be directly comparable from period to period.

Our management compensates for these limitations by relying primarily on our GAAP results to evaluate its operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in adjusted EBITDA. As a result of these limitations, adjusted EBITDA should not be considered as an alternative to net loss, as calculated in accordance with GAAP, as a measure of operating performance or as an alternative to any other GAAP measure of operating performance.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2010
Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2009 and 2010.
The following table provides a breakdown of components of our statements of operations for the three months ended September 30, 2009 and 2010:

	Three Months Ended September 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$108,096	96.7%	$98,681	98.3%	(8.7%)
Other	3,665	3.3%	1,742	1.7%	(52.5%)

Total revenues	111,761	100.0%	100,423	100.0%	(10.1%)

Cost of revenues:
Network services	53,163	47.6%	46,718	46.5%	(12.1%)
Other	1,681	1.4%	496	0.5%	(70.5%)

Total cost of revenues	54,844	49.0%	47,214	47.0%	(13.9%)

Gross profit:
Network services	54,933	49.1%	51,963	51.8%	(5.4%)
Other	1,984	1.9%	1,246	1.2%	(37.2%)

Total gross profit	$56,917	51.0%	$53,209	53.0%	(6.5%)

Revenues
Revenues for the three months ended September 30, 2009 and 2010 were as follows:

	Three Months Ended September 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$97,857	87.6%	$88,034	87.7%	(10.0%)
Wholesale	4,637	4.1%	5,604	5.6%	20.9%
Access	5,602	5.0%	5,043	5.0%	(10.0%)

Total network services	108,096	96.7%	98,681	98.3%	(8.7%)
Other	3,665	3.3%	1,742	1.7%	(52.5%)

Total revenues	$111,761	100.0%	$100,423	100.0%	(10.1%)

Revenues from voice services have decreased $10.2 million or 14.5% between 2009 and 2010. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Our revenues from data services have decreased by $0.3 million or 1.2% between 2009 and 2010. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In addition, carrier access revenues have also decreased due to lower fees charged to the carriers, government mandated rate decreases and the impact of disputed access charges. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products, as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to decline due to the current economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $47.2 million for the three months ended September 30, 2010, a decrease of 13.9% from $54.8 million for the same period in 2009 as we identified and eliminated inefficiencies in our operating platforms. The decrease is also due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $44.2 million, or 80.5%, of our total cost of revenues for the three months ended September 30, 2009 and $36.0 million, or 76.3%, in the three months ended September 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $11.2 million, $6.0 million and $13.3 million, respectively, for the three months ended September 30, 2009. These costs totaled $8.6 million, $5.1 million and $12.3 million, respectively, for the three months ended September 30, 2010. Combined these costs decreased by 14.8% between 2009 and 2010. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $53.2 million for the three months ended September 30, 2010, a decrease of 6.5% from $56.9 million for the same period in 2009. As a percentage of revenues, gross profit increased to 53.0% in 2010 from 51.0% in 2009. The increase in gross profit percentage is primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platforms to on-net facilities. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers.

Selling, General and Administrative
SG&A expenses were $36.6 million, 36.4 % of revenues, for the three months ended September 30, 2010, a decrease of 2.1% from $37.4 million, 33.4% of revenues, for the same period in 2009. This decrease in SG&A expenses between 2009 and 2010 was primarily due to the following: i) decreased employee costs from reduced employee headcount; ii) decreased commission expenses as a result of declining revenue and the reduction of estimates for royalty liabilities; iii) decreased tax and regulatory expenses due to the settlement of outstanding state and local tax matters; and iv) decreased professional fees. The decrease in SG&A expenses was partially offset by increased expenses to outside service providers. This increase in SG&A as a percentage of revenue is due to our overall revenue decline. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $11.4 million for the three months ended September 30, 2010, a decrease of 5.8% from $12.1 million for the same period in 2009. This decrease in depreciation and amortization expense was primarily due to fully amortizing one of our acquired customer base intangible assets during 2009. Amortization expense included in our results of operations for customer base intangible assets for the three months ended September 30, 2010 was $3.1 million, a decrease of $0.6 million from $3.7 million included in our results of operations during the same period in 2009.
Interest
Interest expense was $9.4 million for the three months ended September 30, 2010, a decrease of 6.0% from $10.0 million for the same period in 2009. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the three months ended September 30, 2010 compared to the same period in 2009. The lower average debt balance is due to reduced borrowings under our Revolving Credit Facility and our capital leases. Our effective annual interest rates for the three months ended September 30, 2009 and 2010 are as follows:

	Three Months Ended September 30,
	2009	2010

Interest expense	$10,043	$9,397
Weighted average debt outstanding	330,105	320,575
Effective annual interest rate	12.17%	11.73%
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2010
Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2009 and 2010.
The following table provides a breakdown of components of our statements of operations for the nine months ended September 30, 2009 and 2010:

	Nine Months Ended September 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$337,193	96.4%	$302,549	97.9%	(10.3%)
Other	12,589	3.6%	6,488	2.1%	(48.5%)

Total revenues	349,782	100.0%	309,037	100.0%	(11.6%)

Cost of revenues:
Network services	167,883	48.0%	144,772	46.8%	(13.8%)
Other	6,089	1.8%	2,107	0.7%	(65.4%)

Total cost of revenues	173,972	49.8%	146,879	47.5%	(15.6%)

Gross profit:
Network services	169,310	48.4%	157,777	51.1%	(6.8%)
Other	6,500	1.8%	4,381	1.4%	(32.6%)

Total gross profit	$175,810	50.2%	$162,158	52.5%	(7.8%)

Revenues
Revenues for the nine months ended September 30, 2009 and 2010 were as follows:

	Nine Months Ended September 30,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$304,059	86.9%	$271,414	87.9%	(10.7%)
Wholesale	14,519	4.2%	16,193	5.2%	11.5%
Access	18,615	5.3%	14,942	4.8%	(19.7%)

Total network services	337,193	96.4%	302,549	97.9%	(10.3%)
Other	12,589	3.6%	6,488	2.1%	(48.5%)

Total revenues	$349,782	100.0%	$309,037	100.0%	(11.6%)

Revenues from voice services have decreased $35.7 million, or 16.0%, between 2009 and 2010. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Our revenues from data services have decreased by $1.6 million, or 2.0%, between 2009 and 2010. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In addition, carrier access revenues have also decreased due to lower fees charged to the carriers, government mandated rate decreases and the impact of disputed access charges. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to decline due to the current economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $146.9 million for the nine months ended September 30, 2010, a decrease of 15.6% from $174.0 million for the same period in 2009 as we identified and eliminated inefficiencies in our operating platforms. The decrease is also due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $138.1 million, or 79.4%, of our total cost of revenues for the nine months ended September 30, 2009 and $112.9 million, or 76.8%, in the nine months ended September 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $34.9 million, $19.0 million and $40.4 million, respectively, for the nine months ended September 30, 2009. These costs totaled $26.9 million, $16.4 million and $36.4 million, respectively, for the nine months ended September 30, 2010. Combined these costs decreased by 15.5% between 2009 and 2010. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $162.2 million for the nine months ended September 30, 2010, a decrease of 7.8% from $175.8 million for the same period in 2009. As a percentage of revenues gross profit increased to 52.5% in 2010 from 50.2% in 2009. The increase in gross profit percentage is primarily due lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers.

Selling, General and Administrative
SG&A expenses were $114.0 million, 36.9% of revenues, for the nine months ended September 30, 2010, a decrease of 3.9% from $118.6 million, 33.9% of revenues, for the same period in 2009. This decrease in SG&A expenses between 2009 and 2010 is a result of: i) decreased employee costs primarily from reduced employee headcount; ii) decreased bad debt expenses of $1.5 million from improved accounts receivable collections and decreased accounts receivable write-offs; iii) decreased tax and regulatory expenses of $1.8 million due to the settlement of outstanding state and local tax matters; and iv) decreased commission expenses of $2.5 million as a result of declining revenue and the reduction of estimates for royalty liabilities. The decrease in SG&A expenses was partially offset by increased expenses of $1.5 million to outside service providers. Additionally, as of December 31, 2009, our other non-current assets included $3.7 of costs associated with the registration statement filed with the SEC for a potential initial public offering. We have elected not to complete the offering and have charged these costs to operations during the nine months ended September 30, 2010. Excluding the costs incurred in connection with our initial public offering, our SG&A as a percentage of revenue was 35.7%. This increase in SG&A as a percentage of revenue is due to our overall revenue decline. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $34.2 million for the nine months ended September 30, 2010, a decrease of 9.8% from $37.9 million for the same period in 2009. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2009. Amortization expense included in our results of operations for customer base intangible assets for the nine months ended September 30, 2010 was $9.2 million, a decrease of $2.8 million from $12.0 million included in our results of operations during the same period in 2009.
Interest
Interest expense was $28.8 million for the nine months ended September 30, 2010, a decrease of 4.3% from $30.1 million for the same period in 2009. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the nine months ended September 30, 2010 compared to the same period in 2009. The lower average debt balance is due to reduced borrowings under our Revolving Credit Facility and capital leases. Our effective annual interest rates for the nine months ended September 30, 2009 and 2010 are as follows:

	Nine Months Ended September 30,
	2009	2010

Interest expense	$30,143	$28,760
Weighted average debt outstanding	331,202	322,886
Effective annual interest rate	12.13%	11.88%
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
We maintain standby letters of credit outstanding of $4.0 million, of which $1.3 million are fully collateralized by the letter of credit subfacility under our Revolving Credit Facility. We posted cash collateral of $2.7 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and pursuant to state regulatory requirements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our Revolving Credit Facility. Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and to service our notes and our Revolving Credit Facility for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that it is directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. Our existing capital lease provider was recently acquired, which limited our ability to borrow under the lease line. As a result, during July 2010, we entered into a new $5 million capital lease facility. As of September 30, 2010, we had $1.9 million of capital lease obligations outstanding under our previous capital lease line and $1.1 million under our new capital lease line. As of September 30, 2010, we had $17.1 million of outstanding borrowings under our $25 million Revolving Credit Facility. Additionally, we have used our Revolving Credit Facility to collateralize $1.3 million of outstanding letters of credit as of September 30, 2010. Outstanding borrowings under our Revolving Credit Facility were due and payable on August 23, 2011. On November 12, 2010, the Company entered into an amendment with its lender to extend the Revolving Credit Facility through February 23, 2012. As a result, outstanding borrowings under our Revolving Credit Facility continue to be reflected as long-term debt of the Company. The loans under the Revolving Credit Facility bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at our option. As a result of this amendment, the applicable margin percentage increased by 25 basis points under both the base rate and LIBOR methods. All other significant terms and conditions of the Revolving Credit Facility remain unchanged. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of September 30, 2010, we required approximately $68.3 million in cash to service the interest due on our notes throughout the remaining life of the notes. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our Revolving Credit Facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $18.8 million as of September 30, 2010. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we have sufficient cash on hand to fund any differences between our expected and actual settlement amounts.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2010
Cash Flows from Operating Activities
Cash provided by operating activities was $16.2 million for the nine months ended September 30, 2009, compared to $7.3 million for the same period in 2010. During each of the nine months ended September 30, 2010 and 2009, we paid $34.1 million in interest expense on our notes. We experienced a decline in our income from operations from $19.3 million for the nine months ended September 30, 2009 to $14.0 million for the nine months ended September 30, 2010, which impacted our cash flow from operations. As discussed above, we incurred a non-cash charge of $3.7 million during the nine months ended September 30, 2010 in connection with our decision to not complete our initial public offering. During the nine months ended September 30, 2010 we settled several outstanding state and local sales and use tax matters, which contributed to the reduction in cash provided by operating activities between 2009 and 2010.
Cash Flows from Investing Activities
Cash used in investing activities was $24.5 million for the nine months ended September 30, 2009, compared to cash used in investing activities of $14.2 million for the same period in 2010. During 2010, we generated $10.0 million in cash flow from the sales of investment securities in excess of the investment securities we purchased during the same period.
Cash Flows from Financing Activities
Cash flows used in financing activities was $2.7 million for the nine months ended September 30, 2009, compared to $7.5 million for the same period in 2010. The change in cash flows from financing activities was primarily due to a repayment of borrowings under our Revolving Credit Facility of $7.3 million during the nine months ended September 30, 2010 as compared to $2.0 million during the same period in 2009. Additionally, we had proceeds from capital lease financing of $1.5 million during the nine months ended September 30, 2010 as compared to $0.4 million during the same period in 2009.
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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of September 30, 2010. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
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
The fair value of our 11 3/8% senior secured notes due 2012 was approximately $294.0 million at September 30, 2010. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010. For information regarding the Company’s internal control over financial reporting, see our Form 10-K for the year ended December 31, 2009.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
10.24
Amendment No. 2 to the Credit Agreement, dated as of November 12, 2010, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2010.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Assistant Treasurer

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit
No.	Description
10.24
Amendment No. 2 to the Credit Agreement, dated as of November 12, 2010, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.

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