Form 10-K
period 2010-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2011-03-18
CIK 1104358

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from  ________  to ________
Commission File Number 333-142946
Broadview Networks Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3310798 (I.R.S. Employer Identification No.)

800 Westchester Avenue, Suite N501 Rye Brook, NY 10573 (Address of principal executive offices)	10573 (Zip Code)
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 18, 2011
Series A common stock, $.01 par value	9,333,680
Series B common stock, $.01 par value	360,050
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

In this report, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries unless the context indicates otherwise. For periods prior to January 14, 2005, all references to “Broadview,” “we,” “us,” the “Company” or “our” are to Bridgecom Holdings, Inc. and its subsidiaries. In connection with the Bridgecom merger that occurred on January 14, 2005, Bridgecom Holdings, Inc. was deemed the accounting acquirer. Except as the context otherwise requires, references to “Eureka Acquisition” are to Eureka Acquisition Corporation, references to “InfoHighway” are to Eureka Broadband Corporation doing business as InfoHighway Communications, references to “ATX” are to ATX Communications, Inc., references to “Bridgecom” are to Bridgecom Holdings, Inc. and its subsidiaries, references to “MCG” are to MCG Capital Corporation, references to “Baker” are to Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P., collectively, and references to “NEA” are to New Enterprise Associates VII, L.P., NEA Presidents Fund, New Enterprise Associates 9, L.P., NEA Ventures 1998, L.P. and New Enterprise Associates 10, L.P., collectively. References to “fiscal year” mean the year ending or ended December 31. For example, “fiscal year 2010” means the period from January 1, 2010 to December 31, 2010.
References to “2006 notes” are to the August 23, 2006 offering of $210.0 million aggregate principal amount of our 11 3/8% senior secured notes due 2012. References to “2007 notes” are to the May 14, 2007 offering of $90.0 million aggregate principal amount of our 11 3/8% senior secured notes due 2012. References to “notes” are to the 2006 notes and the 2007 notes. actions” are to the 2006 Transactions and 2007 Transactions.

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

•	continued industry consolidation;
•	restrictions in connection with our indenture governing the notes and credit agreement governing the revolving credit facility;
•	government regulation;
•	increased regulation of Internet-protocol-based service providers;
•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers;
•	limits on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;
•	the financial difficulties faced by others in our industry;
•	the failure to retain and attract management and key personnel;
•	the failure to manage and expand operations effectively;
•	the failure to successfully integrate in future acquisitions, if any;
•	misappropriation of our intellectual property and proprietary rights;
•	the possibility of incurring liability for information disseminated through our network;
•	service network disruptions due to software or hardware bugs of the network equipment; and
•	fraudulent usage of our network and services.
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
Company Overview
We are a leading competitive communications solutions provider, in terms of revenue, offering innovative services and applications to meet the evolving requirements of small and medium sized enterprise customers spanning numerous industry sectors. We offer many of our services on a national basis, with a focused network presence in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. Our network architecture pairs the strength of a traditional infrastructure with an Internet-Protocol (“IP”) platform, enabling the industry’s dynamic shift to integrated IP services. While offering traditional voice and data services, our flagship products integrate traditional voice services, including local and long distance, with high speed data services over our IP infrastructure, encompassing Voice Over Internet Protocol (“VoIP”), hosted IP private branch exchange (“PBX”) services, Multiprotocol Label Switching (“MPLS”), unified messaging, managed services, cabling, hardware, professional services and other value-added services, delivered via T-1 and unbundled network element loops. In addition, our network topology incorporates metro Ethernet access technology, enabling us to provide multi-megabit Ethernet services via unbundled network element loops to customers served from selected major metropolitan collocations. These service offerings are provided to a wide array of industries including professional services, manufacturing, real estate, retail, automotive, non-profit groups and many others.
For the year ended December 31, 2010, we generated revenues of $407.7 million. For the year ended December 31, 2010, revenues from retail end-users represented 87.5% of our total revenues, revenues from wholesale end-users represented 5.3% of our total revenues and revenues from carrier access and reciprocal compensation represented 5.2% of our total revenues. We recorded net losses of $42.9 million in 2008, $13.9 million in 2009 and $18.8 million in 2010. In addition, as of December 31, 2010, we had $324.1 million of total outstanding indebtedness.
We target small and medium sized business or enterprise customers located primarily within the footprint of our switching centers and approximately 260 collocations in 20 Northeast and Mid-Atlantic regional markets. We focus our sales efforts on communications-intensive business customers who require multiple products that can be cost-effectively delivered on our network. These customers generally purchase higher margin services in multi-year contracts resulting in higher customer retention rates. As of December 31, 2010, we provided services to approximately 44,000 business customers and had approximately 75% of our total lines provisioned on-net.
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
We believe our network assets and facilities have the breadth and flexibility to address the complex voice and data demands of our target customers. Our network is comprised of Nortel DMS-500 and Lucent 5ESS multi-service switches, an Alcatel DEX switch, MetaSwitch Internet-Protocol softswitch Call Agents and media gateways, a Lucent Compact Switch, Juniper M-Series and Cisco Internet-Protocol routers, Actelis ML Series and Hatteras Networks Ethernet access systems, 260 collocations in the central offices of Verizon Communications, Inc. and its affiliates (collectively, “Verizon”) and approximately 2,900 route miles of metro and long-haul fiber. By providing services utilizing our own and leased facilities, we believe we can (i) enhance service quality and reliability, (ii) maintain attractive margins and cash flow, (iii) provide advanced services, (iv) have greater control over customer care and service delivery and (v) reduce exposure to regulatory risks. We access our customers using unbundled network elements (including unbundled network element loops), special access circuits and digital T-1 and DS3 transmission lines for our on-net end-users. In addition, we have commercial agreements with Verizon and AT&T Inc. (“AT&T”), under which we offer off-net alternatives.
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
Industry Overview
The market for communications services, particularly local voice, is dominated by the incumbent local exchange carriers in the United States. These carriers consist primarily of the Regional Bell Operating Companies (“RBOCs”), which include Verizon, AT&T and Qwest. While the RBOCs own substantially all of the local exchange networks in their respective operating regions, competitive communications providers hold significant market share. In addition, the number of competitive communications providers in the United States has been reduced as the industry continues to consolidate. While the RBOCs provide a broad range of communications services, we believe that they have largely neglected the small and medium sized business segment due to an increased focus on the global enterprise business segments of the market, increased competitive pressures in the residential market and the integration of recent mergers and acquisitions. We believe this lack of focus from the RBOCs has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view the market as a sustainable growth opportunity and have therefore focused our strategies on providing small and medium sized businesses with a competitive communications solution.

Our Strengths
We believe that we have the following competitive strengths:
Significant Growth Potential of Our Newer Product Offerings. We believe that our current market penetration and ability to deliver a complete end-to-end communications solution to small and medium sized business customers, including access, voice and data services, equipment, applications and professional services, provides us with significant growth potential. We focus our sales efforts on communications intensive business customers who require multiple services and complex communications solutions. We believe these organizations have historically been underserved by the Regional Bell Operating Companies and have limited alternatives for high quality integrated communications products and services. We believe that this demand, combined with our current product and service offerings, presents us with significant growth opportunities which will enable us to increase our market penetration within our operating footprint. As of December 31, 2010, we served approximately 44,000 business customers and over 700,000 line equivalents in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan cities such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston.
Unique Integrated OSS Infrastructure. We believe that our integrated OSS differentiates our operations in the market and provides us with a sustainable advantage over our competition. Our integrated OSS seamlessly combines and automates the order entry and provisioning process in real-time. The system delivers customer and sales channel facing web portals, extensive sales automation tools, efficient electronic order entry, flow-through network service provisioning, high volume and multi-location billing, alarm and event surveillance, performance management, trouble ticketing and automated service testing and repair. Our customers have the ability to customize and transform their bills into effective management reports for monitoring costs and usage. The summary billing information and the detailed billing data are available on our e-Care customer web portal and can be downloaded into data processing formats for further analyses. We have also developed a user-friendly and fully automated platform for our direct and indirect sales forces, which allows them to enter and track orders, trouble tickets and commissions online, thereby allowing them to effectively service and manage our customers. Since our OSS is developed in-house, using scalable software languages such as Java and .net, we continually expand and enhance the capabilities of our systems driven by the needs of our business and our customers, providing ever more sophisticated tools for our direct and indirect sales executives and customers to order, monitor and manage their services and billing information, extending our advantage.
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

Facilities-Based Network Infrastructure. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line (“DSL”) and next generation services, such as dynamic VoIP integrated T-1s, hosted VoIP solutions, Ethernet in the First Mile and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers, application servers and related equipment and owned and leased communications lines and transport facilities. As of December 31, 2010, approximately 75% of our total lines were on-net. We have deployed an IP-based platform that facilitates the development and delivery of next generation services and the migration of our traffic and customer base to a more cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. Contrary to many providers of VoIP and IP-based services, we do not rely on the public internet and therefore are able to ensure quality of service (“QoS”) and differentiated services by exercising direct control of our IP infrastructure.
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

Our Customers
Our customer base consists primarily of small and medium sized business customers in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. We now offer our hosted IP product, OfficeSuite, on a nationwide basis. We utilize nationwide partners for last mile and transport access back to our network. We also provide services to residential customers, although we no longer actively market to new residential accounts. Approximately 87.5% of our revenues are generated from retail end-user billing.
Our retail business customers represent a wide variety of industries, including healthcare services, education, personal services, retail, auto (dealers/service/repair), real estate, non-profits, associations and professional services. As of December 31, 2010, no single retail customer represented more than 1% of our total revenue.
Our wholesale line of business serves other communications providers with voice and data services, data collocation and other value-added products and services.
Products and Services
We provide our customers with a comprehensive array of cloud-based hosted telecommunications and IT services, including hosted IP phone systems, virtual and dedicated servers, software as a service and infrastructure as a service, as well as circuit-switched and IP-based voice and data communications services, including local and long-distance voice services, integrated voice and data services, Internet services and private data networking. We also provide value-added products and services, such as telecommunications hardware, professional services and managed network solutions. Our business is to deliver end-to-end communications solutions to our target customers, with a focus on helping them solve their critical and complex infrastructure, productivity and security needs through a combination of products and services.
We leverage the scalability and broad technology base of our network architecture to deliver products that address the increasingly complex communications needs of our customers. MPLS and softswitch equipment deployed throughout our network allows us to deliver IP-based services and provide our customers with cost-effective alternatives to traditional products while maintaining quality of service. Our products and services are offered with a range of alternatives and customized packages, allowing us to meet the specific requirements and objectives of a large number of potential business customers. Our sales and marketing initiatives focus on bundling our products and services into a single competitively-priced solution for each customer. This bundling adds value for our business customers and increases the overall profitability of our operations.

The following table summarizes our product and service offerings:

Value-Added Products and Services	Data Services	Voice Services
• Hosted IP solutions (OfficeSuite)	• Dedicated Internet T-1 access	• Local, regional, domestic and international services

• Automated attendant	• Switched Ethernet-delivered High Bandwidth access	• T-1 Primary rate interface and Session Initiation Protocol services

• Unified messaging	• Broadband Internet access	• Private line

• Telecommuting	• DSL data service and Symmetric DSL Internet access	• Voicemail

• Automatic Call Distribution (“ACD”)	• E-mail	• Caller identification

• Integrated services	• Collocation	• Call waiting

• Traditional and converged telephone systems	• IP Virtual Private Networks (MPLS and Remote Access Switching)	• Call forwarding

• Enhanced e-mail security	• Metro Ethernet services	• Conference calling

• Managed firewall		• VoIP

• Content filtering		• Toll free services

• Managed Wide Area Network

• Local Area Network/Wide Area Network integration

• Inside wiring

• Data backup and recovery

• Disaster recovery services

• Unified Communications solutions

• Fixed-Mobile Convergence solutions

• Software as a Service (“SaaS”)

• Infrastructure as a Service (“IaaS”)
Value-Added Products and Services
Leveraging our infrastructure, systems, technology, applications and vision, we provide advanced integrated product suites that deliver the most value to our customers, simplifying their businesses and providing many operational and economic benefits.
Hosted IP Phone Solutions (OfficeSuite). One of our fastest growing product lines, our hosted IP phone solution, packages business-grade IP telephony with advanced telephone equipment and managed network security into innovative and feature-rich solutions for unified communications and is available nationwide. Built on redundant, carrier-grade platforms for better reliability, security, flexibility and scalability, our hosted IP phone solutions leverage advanced IP functionality and QoS management while covering all service, equipment and management. Our customers gain productivity, bridging telephone and computer communications through a converged IP network, resulting in more efficient use of bandwidth, intuitive management tools, 24×7 expert network monitoring and ongoing product upgrades and enhancements that are all included in the solution. Customers can choose from a range of different connectivity options at various price points. Our hosted IP phone offering also enables centralized control for administrators, including streamlined implementation of everyday configuration needs through a secure and user-friendly Internet-based web portal. Disaster avoidance and recovery capabilities are also integrated into the service package, providing for business continuity in the event of customer location outages and other scenarios. Successful implementation, whether to retire an older system or to prepare an organization for migration to next generation services, is enhanced by a thorough process of gathering detailed requirements, evaluating network readiness, assessing quality based on qualitative and quantitative measurements and conducting administrator and end-user training for each customer deployment.

OfficeSuite ACD is a full-featured hosted application integrated with OfficeSuite. It provides robust call center capabilities for business customers, including advanced call routing, queuing, call recording, out-of-the-box reporting and dashboard functionality. OfficeSuite ACD delivers the advanced call center features of a PBX or stand-alone ACD without the need to invest capital in on-site equipment or intensive IT support. It provides a suite of highly flexible capabilities that enable quick and easy prioritization and distribution of incoming business calls, customized hold treatments and advanced routing options that factor in agent skills, location, experience or other parameters.
Integrated Services. We offer integrated voice and data packages to small- and medium-sized businesses, including a variety of service options designed to accommodate our customers’ needs. Our integrated offerings result in significant performance and cost efficiencies compared to discrete services purchased from separate competing carriers. We also provide multiple products in a bundle to increase utilization of a common circuit. These integrated packages are our primary product offerings, driving increased revenue per customer and higher customer retention. We offer a dynamic IP-based integrated T-1 service leveraging our MetaSwitch® IP-based Call Agents and softswitch gateways and our MPLS network to deliver highly flexible voice and data services over an IP-based T-1.
Managed Services. Our managed services include managed IP Virtual Private Networks, managed firewalls, managed Wide Area Network services, managed e-mail security, content filtering and online data backup and recovery. These solutions allow IT organizations and leaders within companies to outsource certain day-to-day management and ongoing maintenance of these mission-critical applications, without sacrificing vision or control, in order to enable typically overextended internal resources to focus on the core objectives of the business. While improving security and productivity and simultaneously lowering total cost of ownership for the customer, these services enhance the depth and profitability of our customer relationships.
Software as a Service/Infrastructure as a Service. Our cloud-based services target the growing opportunities for SaaS and IaaS nationwide. Both SaaS and IaaS allow companies to move software, applications, storage and server hardware that support critical business operations off site, which can improve the availability and security of their data and applications while reducing their total ownership cost. In addition, SaaS and IaaS allow customers to focus their efforts on their own mission-critical business needs instead of dealing with software and hardware upgrades and maintenance. Our product offerings include individual and bundled packages of subscription-based software and infrastructure services. Businesses will be able to access not only the most popular productivity software, including hosted versions of Microsoft Exchange®, Microsoft Office® and other Microsoft products over the Internet, but also thousands of other business applications. We provide packages that incorporate a robust set of mobility and teleworker features. Our product offerings include a full suite of backup tools for desktop and server data, enabling a complete solution for disaster avoidance and rapid recovery. Both virtualized and dedicated server solutions are available and capable of supporting most business applications.
Data Services
Our data service offerings are designed to provide a full range of services targeted at businesses that require single or multipoint high-speed, dedicated data connections. We provide dedicated transmission capacity on our networks to customers who desire high bandwidth data links between locations or to the Internet. Internet connections are provided via DSL, T-1, DS3, or Switched Ethernet, depending on our customer’s bandwidth and security needs. Point-to-point and point-to-multipoint services include MPLS, which is often used as a frame relay replacement. In addition, our IP Virtual Private Network data network services include multiple classes of service for differentiated levels of QoS, service level agreements and security. In addition, through arrangements with national IP network providers, we offer these services on a nationwide basis to those of our business customers who have locations outside of our network footprint. These services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also providing high-speed access to the Internet.

Voice Services
We provide customized packages of voice services to meet our customers’ voice communication needs. We offer local telephone services, including basic voice services and vertical features such as call forwarding, call waiting, call transfer, calling number identification/calling name identification and enhanced services such as voice mail and direct inward dialing. We provide these services by leveraging our circuit-switched and IP-based network infrastructure. We use unbundled network element loops, digital T-1 lines and, in certain instances, our commercial agreements with Verizon and AT&T to service our customers. In addition to our local service portfolio, we offer a range of dedicated long distance services to customers connected to our network. These include services that originate and terminate within the same local transport area and in different local transport areas, international services, one plus outbound services and inbound toll-free services. We also offer ancillary long distance services such as operator assistance, calling cards and conference calling. In instances where a customer may have locations outside our network footprint, preventing us from connecting directly to our network, we resell long distance services of other communications carriers through agreements we have with those carriers. We generally provide our long distance services as part of a bundle that includes one or more of our other service offerings.
Sales and Marketing
Our retail sales organization consists of two separate sales channels: direct sales and agent partners. Each channel enables us to provide a bundled product offering of voice and data communications, hardware and managed network services through a consultative analysis of each customer’s specific needs. By developing a detailed proposal based on each customer’s individual requirements for network configuration, service reliability, future expansion and budget constraints, we deliver the quality, reliability and value that customers demand. Our pricing and sales commission plans provide significant incentives for sales of higher margin T-1 and IP-based products in our on-net territories for multi-year terms. Additionally, we offer incentives for sales of our hosted IP products on a nationwide basis.
Our largest sales channel is our Direct Sales division. As of December 31, 2010, this group consisted of approximately 180 quota-bearing sales representatives. This group focuses primarily on selling to new small and medium sized business end-user customers using vertical marketing and networking strategies to maximize their results. This group also leverages our knowledge of our existing customers’ business needs to upsell additional services and applications, enhancing and further strengthening the relationships with our customers and increasing revenue per customer.
Our Agent division’s main objective is to leverage our strengths to specific market segments through independent contractors. The Agent division focuses on customers who are already aligned with a communications consultant that may not provide many of the services we provide and who are looking to their consultant for a solution. We have also selected the Agent division as our primary distribution channel for our nationwide OfficeSuite offering. Currently, our Agent division maintains approximately 350 active relationships.
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
Marketing support is provided to our sales channels in many forms. In addition to printed materials and sales promotions, our sales professionals are provided with qualified leads and vertical marketing programs. There are three referral programs to generate leads for our direct sales channels. The Business Community Partnership program enables individuals and businesses to earn upfront and residual payments by providing leads that result in sales by the direct sales force. Affinity Partners co-market Broadview products and services to association members. We also sponsor various organizations including non-profits. Brand recognition is developed through press releases, media advertising and editorial coverage in industry publications. We also participate in both national and local trade shows and various other events. We build rapport and goodwill with both customers and prospects through a sports marketing program.

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
Our customer relationship management division utilizes various technologies to gain efficiencies and improve the level of service and options for customers. In addition to having the option to speak to a representative 24 hours per day, 7 days per week, customers also have several self-service options. Our interactive voice response system, known as Express Care, provides automated telephone billing and collections options as well as network outage notifications. The system also utilizes value based routing to prioritize high value customers as first priority response. Our e-Care web-based options allow customers the same billing and payment options as well as the ability to download and analyze billing detail and copies of their bill. Our new eCare Enterprise web-based application provides even more customer self serve capabilities, including the ability to enter and track trouble tickets, and to perform toll free and Direct Inbound Dialing (“DID”) number rerouting, all in real time. Customers can also contact customer relationship management through the contact manager application on the e-Care site. Customer relationship management also utilizes a fully automated system that continually updates customers about ongoing repair issues via e-mail or outbound phone call.
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
On-Net (“Lit”) Buildings
We have approximately 475 commercial buildings in metro New York and Washington, D.C., which have Ethernet switches and routers, as well as integrated access devices. Voice, data and Internet services are provided directly to customers within the buildings over in-building wiring and optical fiber, which allows for rapid installation of services. We manage the riser plant within some of these buildings on behalf of the landlords under contracts.
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
Fiber Network and Fiber Equipment
We operate a multi-state fiber network consisting of local metropolitan fiber rings and interstate long haul fiber systems. The fiber network consists of our owned fiber, dark fiber, Indefeasible Rights to Use, and light-wave Indefeasible Rights to Use from multiple providers. We have approximately 2,900 route fiber miles consisting of both our owned fiber and dark fiber, pursuant to Indefeasible Rights to Use. We currently have Lucent FT2000 OC48, Lucent OLS 40G DWDM systems and Force10 Networks optical transport systems in operation on the fiber network.
Feature/Application Servers
We have deployed Hosted VoIP solutions, encompassing Hosted IP Key and Hosted IP private branch exchange feature/application servers. In 2009, we acquired the intellectual property and source code for the enabling technology behind our hosted internet protocol phone service. We also hired key development, test and support resources. As a result, we now directly control the ongoing development and enhancement of our hosted IP phone service platform, and are able to make available to our hosted VoIP customers unique and differentiated applications and services. These platforms provide enhanced applications to our business customers and are a highly desirable alternative to purchasing and operating their own key systems or private branch exchanges. In conjunction with these hosted services, we offer our customers advanced Mitel and Polycom IP station sets. For those customers who want to own and operate their own IP private branch exchanges, we offer the Nortel BCM product line, Mitel 3300 IP PBX products and the Cisco Call Manager product line. In addition, we provide Unified Messaging services through our Common Voices NowMessage and Broadsoft Messaging platforms.

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
The deployment of on-net facilities allows us to improve margins, provides the greatest flexibility in offering product solutions and provides us with greater control over surveillance and repair of facilities. As of December 31, 2010, we had approximately 260 collocations that allowed us to serve approximately 75% of our total lines through an on-net arrangement, either T-1 or unbundled network element loops.
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
Service Agreements with Carriers
We obtain services from Verizon through state-specific interconnection agreements, commercial agreements, local wholesale tariffs and interstate contract tariffs. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, Virginia, Maryland, Delaware, Rhode Island and Washington, D.C. Though the initial terms of all of our interconnection agreements have expired, each of these agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. We are in the process of renegotiating with Verizon the terms of our multiple New York interconnection agreements. We have entered into an amended and restated commercial agreement with Verizon. This amended and restated commercial agreement extends into 2013 and allows us to purchase off-net services from Verizon at unbundled network element (“UNE”) — platform rates subject to a tiered surcharge reflective of the number of lines we place under the agreement. We are required under our amended and restated commercial agreement with Verizon to maintain a certain volume of lines on a “take-or-pay” basis. Our Verizon interstate contract tariffs allow us to purchase high capacity loops and transport at discounted rates. The interstate contract tariffs require us to maintain a certain number of channel terminations on a “take-or-pay” basis. We have entered into five- and seven-year interstate contract tariffs for Verizon’s southern and northern territories, as well as an additional five-year interstate contract tariff, which further incentivizes our use of Verizon special access services. For Connecticut, we have both an interconnection and a commercial agreement with Southern New England Telephone Company, a subsidiary of AT&T. For Maine, New Hampshire and Vermont, we maintain interconnection and commercial agreements with FairPoint Communications, Inc. (“FairPoint”). We have entered into a multi-state interconnection agreement with AT&T and are currently negotiating agreements with other incumbent local exchange carriers (“ILECs”) to support our nationwide service offering outside the Verizon Northeast and Mid-Atlantic service areas.

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
Sales, Order Entry and Provisioning Systems
Our sales automation, order entry and provisioning systems enable us to shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with SalesTrak, a unified portal offering an extensive array of sales tools and capabilities. Among the sales tools available within SalesTrak is iLead, a web-based sales process and funnel management application. iLead manages the sales process from initial prospecting through to close, and includes a hierarchical set of reports and dashboards designed to provide extensive oversight and sales forecasting accuracy. Information entered into iLead flows through the entire sales and order entry process, augmented along the way as additional information is obtained or required. The progression from lead to opportunity, proposal, signed deal and order entry is seamlessly managed through a tightly coupled software system thus ensuring single data entry and data consistency. Central to our sales system support environment is an application called eSales Enterprise. eSales Enterprise uses the information gathered by the sales representatives to construct clean, professional proposals. eSales Enterprise is also the online vehicle Sales and Marketing use to approve the terms and conditions of any proposal extended to a customer and, upon closing a deal, is the application used to invoke the order fulfillment process. Prior to submitting an order for access services to the Regional Bell Operating Company, we perform customer credit approval and automatically obtain and process the customer’s service record detailing the customer’s existing phone service to establish their data records in our centralized customer records database. This has enabled us to deliver a highly automated flow-through customer provisioning process for qualified and verified orders.

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
Competition
The communications industry is highly competitive. We believe we compete principally by offering superior customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with the Regional Bell Operating Companies, other competitive local exchange carriers and other market participants (including cable TV companies, VoIP providers and wireless companies), interexchange carriers, data/Internet service providers and vendors, installers and communication management companies.
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
Competitive Local Exchange Carriers and Other Market Participants
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
In addition, we face competition from other existing and potential market participants such as cable television companies, wireless service providers, electric utilities and providers using VoIP over the public Internet or private networks. Cable television companies have entered the communications market by upgrading their networks with hybrid fiber coaxial lines and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. While many competitive local exchange carriers have always targeted small and medium size enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are often doing so at rates lower than we generally offer. Wireless services providers are providing not only voice, but also broadband, substitutes for traditional wireline local telephones. Electric utility companies have existing assets and low cost access to capital that could allow them to enter a market and accelerate network development. Many VoIP providers operate down-market from our target audience and are offering a lower quality service, with little or no QoS, primarily to residential customers. Many incumbent local exchange carriers and interexchange carriers have deployed VoIP technology for business customers by offering higher quality, QoS-supported, services. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay.

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
Employees
As of December 31, 2010, we had approximately 950 employees, including approximately 190 quota-bearing sales representatives. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.

Available Information
All periodic and current reports, registration statements, and other filings that we file with the Securities and Exchange Commission (“SEC”), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge from the SEC’s website (http://www.sec.gov) or public reference room at 100 F. Street N.E., Washington, D.C. 20549 (1-800-SEC-0330) or through our website at http://www.broadviewnet.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Copies of these reports (excluding exhibits) may also be obtained free of charge, upon written request to: Investor Relations, Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573.
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
Federal Regulation
The Communications Act of 1934 (the “Communications Act”) grants the FCC authority to regulate interstate and foreign communications by wire or radio. The FCC imposes extensive regulations on common carriers that have some degree of market power such as incumbent local exchange carriers. The FCC imposes less regulation on common carriers without market power, such as us. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell communications services, between the United States and international points. Further, we remain subject to numerous requirements of the Communications Act, including certain provisions of Title II applicable to all common carriers which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms, and which prohibit any unjust or unreasonable discrimination in charges or terms. The FCC has authority to impose additional requirements on non-dominant carriers.
The Telecommunications Act of 1996 (the “Telecommunications Act”) amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. Under the Telecommunications Act, any entity, including cable television companies and, electric and gas utilities, may enter any communications market, subject to reasonable state certification requirements and regulation of safety, quality and consumer protection. Because implementation of the Telecommunications Act remains subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still ongoing uncertainty as to the impact it will have on us. The Telecommunications Act is intended to increase competition. Among other things, the Telecommunications Act opened the local exchange services market by requiring incumbent local exchange carriers to permit competitive carriers to interconnect to their networks at any technically feasible point and requires them to utilize certain parts of their networks at FCC-regulated (generally cost based) rates; it also established requirements applicable to all local exchange carriers. Examples include:
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
On September 23, 2005, the FCC issued an order (the “Order”) that largely deregulates “wireline broadband Internet access service.” The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both next generation fiber-to-the-premises services and all digital subscriber lines. This decision by the FCC follows the decision by the United States Supreme Court in the Brand X case, issued June 27, 2005, in which the Court held that cable systems are not legally required to lease access to competing providers of Internet access service. Consistent with the FCC’s previous classification of cable modem service as an information service, the FCC classified broadband Internet access service as an information service because it intertwines transmission service with information processing and is not, therefore, a “pure” transmission service such as frame relay or ATM, which remain classified as communications services. The FCC required that existing transmission arrangements between broadband Internet access service providers and their customers be made available for a one year period from the effective date of the Order. This Order does not affect competitive local exchange carriers’ ability to obtain unbundled network elements, but does relieve the incumbent local exchange carriers of any duty to offer DSL transmission services subject to regulatory oversight. We cannot predict the effect of the Order on our business.
On September 16, 2005, the FCC partially granted Qwest’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Omaha, Nebraska Metropolitan Statistical Area. The FCC granted Qwest the requested relief in nine of its 24 Omaha central offices where it determined that competition from intermodal (cable) service providers was “extensive.” Although the FCC required that Qwest continue to make unbundled network elements available in the nine (9) specified central offices, Qwest will only have to do so at non- Total Element Long Run Incremental Cost rates. The FCC did not grant Qwest the requested relief regarding its collocation and interconnection obligations. On January 30, 2007, the FCC partially granted ACS of Anchorage, Inc.’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Anchorage, Alaska local exchange carrier study area. The FCC granted ACS the requested relief in five of its 11 Anchorage central offices where it determined that “competition by the local cable operator . . . ensures that market forces will protect the interests of consumers.” Although the FCC required that ACS continue to make unbundled network elements available in the five (5) central offices in which the requested relief was granted, ACS will only have to do so at commercially negotiated rates. Because we do not operate in either the Omaha, Nebraska or Anchorage, Alaska Metropolitan Statistical Areas, these decisions did not have a direct impact on us.

In December 2007, the FCC denied a Verizon petition for relief comparable to that accorded Qwest and ACS — forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements — in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area — three of our largest markets. On June 19, 2009, the D.C. Circuit remanded the Verizon forbearance decision to the FCC for further consideration and explanation. On August 20, 2009, the FCC initiated a proceeding to address the remand of the Verizon forbearance decision, as well as the remand of another order denying Qwest UNE-forbearance relief in four of its largest markets. Both Verizon and Qwest withdrew their UNE-forbearance petitions following denial by the FCC of Qwest’s Phoenix UNE-forbearance request. In denying the Qwest Phoenix UNE-forbearance petition, the FCC established a new market-power analytical framework for assessing future forbearance petitions. Qwest has appealed the FCC’s denial of its Phoenix UNE-forbearance petition. We cannot predict the outcome of this appeal or other pending or future UNE-forbearance proceedings or appeals or the effect that these proceedings may have on our business or operations.
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

Interconnection Agreements. Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with incumbent local exchange carriers to obtain access to unbundled network element services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island and Washington, D.C. We have an interconnection agreement with Southern New England Telephone Company, a subsidiary of AT&T, in Connecticut. In the states of Vermont, New Hampshire and Maine, we have interconnection agreements with FairPoint following its acquisition of Verizon’s network assets in these states. We have entered into a multi-state interconnection agreement with AT&T and are currently negotiating agreements with other ILECs to support our nationwide service offering outside the Verizon Northeast and Mid-Atlantic service areas. Our agreements will be amended to reflect recent FCC orders, but whether these changes will be affected by state public utility commission order, tariff, negotiation or arbitration is uncertain.
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
The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a further NPRM seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. In connection with the FCC’s rulemaking proceeding, a number of industry groups attempted to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. The FCC called for public comment on one such plan designated the Missoula Plan. In November 2008, the FCC issued a Further Notice of Proposed Rulemaking, setting forth various proposals for the reform of its intercarrier compensation regime. In its National Broadband Plan, released on March 16, 2010, the FCC recommended that per-minute intercarrier compensation charges be eliminated over time: first by moving intrastate switched access charges to interstate levels over a period of two to four years, second by moving switched access charge rates to reciprocal compensation levels and third by phasing out per-minute intercarrier compensation rates altogether. The FCC has recently issued a new Notice of Proposed Rulemaking in which it proposes once again to phase out the current per-minute intercarrier compensation system, replacing it with explicit support from a new Connect America Fund. The FCC also proposes to address the issues of phantom traffic, traffic stimulation and the role of VoIP traffic in the intercarrier compensation system. Because we both make payments to and receive payments from other carriers for the exchange of local and long distance calls, we will be affected by changes in the FCC’s intercarrier compensation rules. We cannot predict the impact that any such changes may have on our business.
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
In its National Broadband Plan, released on March 16, 2010, the FCC offered a series of ambitious proposals to transform the current universal voice service mandate into one directly supporting universal access to broadband services, phasing out support for voice-only telephone services and replacing it with support for voice-enabled broadband platforms. To accomplish this, the FCC proposes to replace the USF fund with a new Connect America Fund (“CAF”) over the next ten years and to fund the CAF by broadening the universal service contribution base. The FCC has recently issued a Notice of Proposed Rulemaking by which it proposes to effect these changes. We cannot predict the outcome of any of these initiatives or their impact on our business.
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
State Regulation
The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the public utility commission and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity (“CPCN”), or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities-based service and resold competitive local and interexchange service throughout the Northeast and Mid-Atlantic service areas. We are currently engaged in an initiative to obtain authority to provide competitive local and interexchange service throughout the contiguous United States and have secured authority in all but a handful of states. There can be no guarantee that we will receive authorizations we may seek in other states in the future.
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
The FCC is also considering several petitions filed by individual companies concerning the regulatory rights and obligations of providers of IP-based voice services, and networks that handle IP-based voice traffic or that exchange that traffic with operators of Public Switched Telephone Network (“PSTN”) facilities. We cannot predict the outcome of any of these petitions and regulatory proceedings or any similar petitions and regulatory proceedings pending before the FCC or state public utility commissions. Moreover, we cannot predict how their outcomes may affect our operations or whether the FCC or state public utility commissions will impose additional requirements, regulations or charges upon our provision of services related to IP communications.
In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state public utility commissions, has jurisdiction to decide the regulatory status of IP-enabled services, including VoIP. On November 12, 2004, in response to a request by Vonage Holdings Corp., a VoIP services provider, the FCC issued an order preempting traditional telephone company regulation of VoIP service by the Minnesota public utility commission, finding that the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In April 2004, the FCC issued an order concluding that, under current rules, AT&T’s phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. This decision, however, is limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the PSTN; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end-users due to the provider’s use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-enabled services or intercarrier compensation rulemaking proceedings.
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
Other Domestic Regulation
We are subject to a variety of federal, state, local, and foreign environmental, safety and health laws, and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate numerous sites in connection with our operations. We are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on our business, financial condition or results of operations. Although we monitor our compliance with environmental, safety and health laws and regulations, we cannot give assurances that it has been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions by federal, state and local governmental authorities if we fail to obtain required permits or violate applicable laws and regulations.

Item 1A.	Risk Factors
Our business faces many risks. Accordingly, existing and prospective investors and shareholders should carefully consider the risks and uncertainties described below and the other information in this report, including the consolidated financial statements and notes to consolidated financial statements. If any of the following risks or uncertainties actually occurs, our business, financial condition or results of operations would likely suffer. Additional risks and uncertainties not presently known to us or that are not currently believed to be important to you also may adversely affect our company.
Our substantial indebtedness may restrict our operating flexibility, could adversely affect our financial health and could prevent us from fulfilling our financial obligations.
As of December 31, 2010, we had $324.1 million of total outstanding indebtedness. Our indebtedness could significantly affect our financial health and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:
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
Our outstanding indebtedness of $300.0 million in the form of 11 3/8% senior secured notes are due in 2012 and outstanding indebtedness of $17.1 million in the form of our revolving credit facility is due in 2012. We cannot assure you that we will be able to refinance or repay these notes or this facility on or prior to their respective maturity dates.
We have a history of net losses and we may not be profitable in the future.
We have experienced significant net losses. We recorded net losses of $42.9 million, $13.9 million and $18.8 million in 2008, 2009 and 2010, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will grow or that we will become profitable in the future.

Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $20.7 million as of December 31, 2010. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or incorrect tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. These problems are exacerbated because vendors periodically bill for services months or years after the services are provided. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition.
Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing that a statutory provision or a regulation is unnecessary to ensure that rates and practices remain just, reasonable and non-discriminatory and to otherwise protect consumers and that forbearance is generally in the public interest and would promote competition. Pursuant to Section 10, the FCC has effectively deregulated Verizon’s provision of certain broadband services provided to enterprise customers and has more recently extended similar relief to other incumbent local exchange carriers. Exercising its forbearance authority, the FCC has also relieved certain incumbent local exchange carriers in certain markets of their obligation to provide other competitive local exchange carriers, or competitive local exchange carriers, with unbundled access to network elements at rates mandated by state regulatory commissions. Although we do not provide service in any of the impacted markets and hence are not directly affected by these latter rulings, Verizon has sought, albeit without success, forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area — three of our largest markets.
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
A discussion of legal and regulatory developments is included in the section entitled “Business — Regulation.”

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
We also face, and expect to continue to face, competition from other existing and potential market participants, such as other competitive local exchange carriers cable television companies, wireless service providers and electric utility companies. While many competitive local exchange carriers have always targeted small and medium sized enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are doing so at rates lower than we generally offer. We are also increasingly subject to competition from providers using VoIP over the public Internet or private networks. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay. In addition, the development of new technologies could give rise to significant new competitors in the local market.
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
To service our indebtedness, including our notes and credit facility, we require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.
Our ability to repay or to refinance our obligations with respect to our indebtedness, including our notes and credit facility and to fund planned capital expenditures depends on our future financial and operating performance. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. These factors could include operating difficulties, diminished access to necessary network facilities, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.

We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. As of December 31, 2010, we required approximately $68.3 million in cash to service the interest due on our notes throughout the remaining life of the notes. Additionally, at our current interest rate and amount outstanding, we require approximately $1.0 million in cash to service the interest due on our revolving credit facility through maturity. We may need to refinance all or a portion of our indebtedness, including the notes and our credit facility, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all.
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
During 2010 we entered into an amended and restated commercial agreement with Verizon pursuant to which we will continue to purchase a product called Verizon Wholesale Advantage Service at UNE-platform rates subject to a tiered surcharge reflective of the number of lines that we maintain under the agreement. This amended and restated commercial agreement will continue in effect into 2013.
If our amended and restated agreement were to be terminated or expire, we would be required to convert all of the lines thereunder to resale, which would be substantially less favorable to us. We cannot assure you that we will execute an amended and restated commercial agreement with Verizon or that our amended and restated agreement, once executed, will be renewed at the end of its term or that it will not be terminated before the end of its term.

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
We are also currently involved in a variety of disputes with vendors relating to billings of approximately $20.7 million as of December 31, 2010. For more information, see the risk factor entitled “Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.”
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
We are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act, the FCC exercises jurisdiction over us with respect to interstate and international services. We must comply with various federal regulations, such as the duty to contribute to the USF and other subsidies. If we fail to comply with federal reporting and regulatory requirements, we may incur fines or other penalties, including loss of our authority to provide services.

The FCC’s Triennial Review Order, subsequent Triennial Review Remand Order and related decisions have reduced our ability to access certain elements of incumbent local exchange carrier telecommunications platforms in several ways that have affected our operations. First, we no longer have the right to require incumbent local exchange carriers to sell us unbundled network platforms. Because of this, we entered into commercial agreements with Verizon to purchase a product called Verizon Wholesale Advantage Service at UNE-platform rates subject to a surcharge, which increased over time. We have entered into an amended and restated commercial agreement with Verizon pursuant to which we will continue to purchase Verizon Wholesale Advantage Service at UNE-platform rates subject to a tiered surcharge reflective of the number of lines that we place under the agreement. This amended and restated commercial agreement will continue in effect into 2013. We are required under our amended and restated commercial agreement with Verizon to maintain a certain volume of lines on a “take-or-pay” basis. Expiration or termination of our current amended and restated commercial agreement would result in a substantial increase in our cost of service. Second, in certain central offices, we no longer have the right to require incumbent local exchange carriers to sell to us as unbundled network elements, or have limited access rights to unbundled network element high capacity circuits that connect our central switching office locations to customers’ premises. Third, we no longer have the right to require incumbent local exchange carriers to sell to us unbundled network element transport between our switches and incumbent local exchange carrier switches. Fourth, we have only limited or no access to unbundled network element DS1 or DS3 transport on certain interoffice routes. Petitions currently pending before the FCC could, if granted, further reduce our access to unbundled network element loops and transport. In these instances where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the incumbent local exchange carrier as special access, which increases our costs. Finally, our access to certain broadband elements of the incumbent local exchange carrier network has been limited or eliminated in certain circumstances.
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
A discussion of legal and regulatory developments is included in the section entitled “Business — Regulation.”
Difficulties we may experience with incumbent local exchange carriers, interexchange carriers and wholesale customers over payment issues may harm our financial performance.
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

We periodically have disagreements with incumbent local exchange carriers and interexchange carriers regarding the interpretation and application of laws, rules, regulations, tariffs and agreements. Adverse resolution of these disagreements may impact our revenues and our costs of service, both prospectively and retroactively. For example, we and often other competitive local exchange carriers believe that (i) the level of access charges due to local exchange carriers or payable by interexchange carriers and the amounts chargeable for network services or facilities may be in different instances either understated or overstated, (ii) it is unclear which intercarrier compensation regime applies to VoIP services and (iii) VoIP providers, as providers of information services, are deemed end-users for purposes of the FCC’s access charge regime. Certain local exchange carriers and interexchange carriers may disagree with the interpretations we and other competitive local exchange carriers hold. Some of the disagreements can be quantified and are included among our outstanding billing disputes with Verizon and other carriers, (see “Risk Factors — Risks Related to Our Industry and Business — Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money and could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness”),while others, such as those involving VoIP services and access charges, cannot be quantified because their resolution will depend upon public policy determinations not yet made by the FCC. If one or more of such disagreements were resolved through litigation or arbitration against us, such adverse resolution could have a material adverse effect on our business, results of operations and financial condition.
Continued industry consolidation could further strengthen our competitors, and could adversely affect our prospects.
Consolidation in the telecommunications industry is occurring at a rapid pace. In addition to the combinations of Verizon and MCI and SBC, AT&T and BellSouth, numerous competitive local exchange carrier combinations have occurred, including several which directly impact our markets such as Paetec/Cavalier, Earthlink/ITCDeltaCom and Earthlink/One Communications. This consolidation strengthens our competitors and poses increased competitive challenges for us. The incumbent local exchange carrier/interexchange carrier combinations not only provide the incumbent local exchange carriers with national and international networks, but eliminate the two most effective and well financed opponents of the incumbent local exchange carriers in federal and state legislative and regulatory forums and potentially reduce the availability of non-incumbent local exchange carrier network facilities. The competitive local exchange carrier combinations will provide direct competitors with greater financial, network and marketing assets.
Providers of VoIP service have been the target of recent intellectual property infringement litigation that may materially and adversely affect our ability and/or the ability of other providers to continue to sell or provide VoIP service.
We and other providers of VoIP service have been and may in the future continue to be the target of intellectual property infringement litigation with respect to their provision of VoIP service. Some of these actions have been resolved in a manner adverse to the VoIP providers. Vonage America, Inc., for example, has been found to have violated certain patents held by Verizon and Sprint Nextel in providing its VoIP service. Other actions have been brought against competitive local exchange carriers, including us, and cable television providers of VoIP and been resolved through settlements. These and similar actions may materially and adversely affect our ability and/or the ability of other providers to continue to sell or provide VoIP service. While we have no reason to believe that our provision of VoIP service infringes any third party intellectual property, if it were to be so found, our business could be adversely impacted. It can also be adversely impacted if any of our wholesale customers that are providing VoIP service were to be unable to continue to provide such service as a result of infringement of intellectual property held by others.
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

A discussion of legal and regulatory developments is included in the section entitled “Business — Regulation.”
The effects of increased regulation of IP-based service providers are unknown.
While the FCC has to date generally subjected Internet service providers to less stringent regulatory oversight than traditional common carriers, it has recently imposed certain regulatory obligations on providers of Interconnected VoIP and/or facilities based broadband Internet access providers, including the obligations to contribute to the USF, to provide emergency 9-1-1 services and/or to comply with the CALEA. Some states have imposed taxes, fees and/or surcharges on VoIP telephony services. The imposition of additional regulations on Internet service providers could have a material adverse effect on our business.
Declining prices for communications services could reduce our revenues and profitability.
We may fail to achieve acceptable profits due to pricing. Prices in telecommunication services have declined substantially in recent years, a trend which continues. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than our competitors or potential competitors.
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
We maintain agreements which allow us to install equipment and utilize in-building wiring and, in some cases, optical fiber in approximately 475 commercial buildings in metro New York and Washington, D.C. If we were to lose some or all of our “lit-building” agreements, our business could be adversely impacted.
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
We are recovering from a period of significant disruption and instability in the financial markets.
U.S. and global credit and equity markets are recovering from significant disruption in the financial markets following which a number of financial institutions and insurance companies reported significant deterioration in their financial condition. If any of the significant lenders, insurance companies or other financial institutions are unable to perform their obligations under our credit agreement, insurance policies or other contracts, and we are unable to find suitable replacements on acceptable terms, our results of operations, liquidity and cash flows could be adversely affected.
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
None.

Item 2.	Properties
Our corporate headquarters is located in Rye Brook, New York. We do not own any facilities. The table below lists our current material leased facilities.

		Approximate
	Lease	Square
Location	Expiration	Footage

Offices:
King of Prussia, PA	January 2011	102,085
Rye Brook, NY	May 2015	57,293
New York, NY	September 2019	28,567
Newark, NJ	April 2011	24,819
New York, NY	April 2015	21,111
Quincy, MA	April 2011	14,637
Melville, NY	March 2011	13,152
Switches:
New York, NY	May 2012	38,500
Philadelphia, PA	July 2023	16,617
Long Island City, NY	October 2019	12,144
Charlestown, MA	April 2020	12,490
Philadelphia, PA	Month to month	21,000
Syracuse, NY	October 2014	8,000
Philadelphia, PA	January 2013	5,928
Herndon, VA	June 2020	5,000

Item 3.	Legal Proceedings
We are not currently a party to a material legal action.
We are, however, party to certain legal actions arising in the ordinary course of business. We are also involved in certain billing and contractual disputes with our vendors. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition, results of operations or cash flows.
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
The following table lists the number of record holders by each class of stock as of March 18, 2011:

Holders
of
Class of Equity Security	Record
Common stock A	206
Common stock B	36
Series A Preferred stock	1
Series A-1 Preferred stock	1
Series B Preferred stock	133
Series B-1 Preferred stock	90
Series C Preferred stock	36
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2008, 2009 and 2010 and as of December 31, 2009 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2006 and 2007 and as of December 31, 2006, 2007 and 2008 have been derived from our audited consolidated financial statements not included elsewhere in this report. The financial data for the year ended December 31, 2006 include 12 months of financial data for Broadview and three months of financial data for ATX. The financial data for the year ended December 31, 2007 include 12 months of financial data for Broadview and ATX and 7 months of financial data for InfoHighway.
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

	Years Ended December 31,
	2006	2007	2008	2009	2010

Statements of operations data:
Revenues	$272,653	$448,774	$496,922	$456,452	$407,704
Operating expenses:
Cost of revenues (1)	130,841	234,166	257,883	225,431	193,860
Selling, general and administrative (2)(3)	107,805	166,231	168,421	154,722	148,917
Depreciation and amortization	49,781	75,980	73,608	49,922	44,085
Impairment charges	—	4,000	—	—	—
Merger integration costs	1,430	500	—	—	—

Total operating expenses	289,857	480,877	499,912	430,075	386,862

Income (loss) from operations	(17,204)	(32,103)	(2,990)	26,377	20,842
Interest expense	(25,463)	(34,390)	(39,514)	(39,197)	(38,379)
Interest income	1,395	1,489	702	112	73
Other income (expense)	21	240	(8)	17	—

Loss before provision for income taxes	(41,251)	(64,764)	(41,810)	(12,691)	(17,464)
Provision for income taxes	(262)	(726)	(1,056)	(1,179)	(1,288)

Net loss	$(41,513)	$(65,490)	$(42,866)	$(13,870)	$(18,752)

Statements of cash flow data:
Cash flows provided by (used in):
Operating activites	$13,296	$(2,663)	$26,637	$37,867	$30,369
Investing activities	(115,568)	(88,935)	(68,490)	(33,894)	(20,886)
Financing activities	129,471	89,541	23,541	(4,175)	(6,254)

	December 31,
	2006	2007	2008	2009	2010

Balance Sheet data:
Cash and cash equivalents	$42,546	$40,489	$22,177	$21,975	$25,204
Investment securities	—	—	23,533	23,549	13,554
Property and equipment, net	61,395	77,373	85,248	86,875	85,144
Goodwill	69,632	96,154	98,111	98,238	98,238
Total assets	317,666	380,010	355,006	327,328	294,825
Total debt, including current portion	217,769	313,990	336,778	331,366	324,088
Total stockholders’ equity (deficiency)	20,470	(22,715)	(65,266)	(79,146)	(97,839)

(1)	Exclusive of depreciation and amortization.

(2)	Includes share-based compensation of $754, $2,552, $293, $233 and $59 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

(3)	Includes software development expenses of $1,819, $2,293, $1,639, $1,843 and $1,334 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the “Consolidated Financial Statements and Notes to Consolidated Financial Statements” included elsewhere in this report. Certain information contained in the discussion and analysis set forth below and elsewhere in this report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in the section entitled “Risk Factors”. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts included in tables are presented in thousands.
Overview
We are a leading competitive communications provider, in terms of revenue, offering voice and data communications and managed network solutions to business customers of all sizes throughout the country with a concentration in 20 markets across 10 states throughout the Northeast and Mid-Atlantic United States, including major metropolitan markets such as New York, Philadelphia, Baltimore, Washington, D.C. and Boston. To meet the demands of communications-intensive business customers, we offer dedicated local and long distance voice, high-speed data and integrated services, as well as value-added products and services such as managed services and hosted VoIP solutions (also known as cloud-based Communication as a Service (“CaaS”)). Our network architecture pairs the strength of a traditional infrastructure with an IP platform, built into our core and extending to the edge, to support dynamic growth of VoIP, MPLS and other next generation technologies. In addition, our network topology incorporates metro Ethernet access in key markets, enabling us to provide T-1 equivalent and high-speed Ethernet access services via unbundled network element loops to customers served from selected major metropolitan collocations, significantly increasing our margins while also enhancing capacity and speed of certain service offerings.
We recorded an operating loss of $3.0 million for the year ended December 31, 2008. For the years ended December 31, 2009 and 2010, we recorded operating income of $26.4 million and $20.8 million, respectively. For the years ended December 31, 2008, 2009 and 2010, we recorded net losses of $42.9 million, $13.9 million and $18.8 million respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, other competitive local exchange carriers and newer entrants such as VoIP, wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers to buy more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and enhanced services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.
As of December 31, 2010, we had approximately 270 sales, sales management and sales support employees, including approximately 190 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We also offer our hosted IP product, OfficeSuite, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1-based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1-based products. Revenue from the sale of T-1-based products and managed services represents approximately 49% of our total revenue and approximately 55% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.
Our facilities-based network encompasses approximately 2,900 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 475 lit buildings. Our network has the ability to deliver traditional services, such as POTS and T-1 lines, as well as DSL, and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. A significant portion of our customer base has been migrated to a cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of December 31, 2010, approximately 75% of our total lines were provisioned on-net.
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Years Ended December 31,
	2008	2009	2010

Revenues:
Voice and data services	86.5%	87.0%	87.5%
Wholesale	3.8%	4.4%	5.3%
Access	5.8%	5.2%	5.2%

Total network services	96.1%	96.6%	98.0%
Other	3.9%	3.4%	2.0%

Total revenues	100.0%	100.0%	100.0%

Operating expenses:
Network services	49.5%	47.9%	46.9%
Other cost of revenues	2.4%	1.5%	0.6%
Selling, general and administrative	33.9%	33.9%	36.5%
Depreciation and amortization	14.8%	10.9%	10.9%

Total operating expenses	100.6%	94.2%	94.9%

Income (loss) from operations	(0.6%)	5.8%	5.1%
Interest expense	(8.0%)	(8.6%)	(9.4%)
Interest income	0.1%	0.0%	0.0%

Loss before provision for income taxes	(8.5%)	(2.8%)	(4.3%)
Provision for income taxes	(0.2%)	(0.3%)	(0.3%)

Net loss	(8.7%)	(3.1%)	(4.6%)

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
We generate approximately 87.5% of our revenues from retail end customer voice and data products and services. Revenue from end customer data includes T-1/T-3, integrated T-1 data and other managed services trending to an increasing percentage of our overall revenue even as voice revenues, predominately POTS and long distance services, remain the core of our revenue base. Data cabling, service installation and wiring and phone systems sales and installation also form a small portion of our overall business. We continue to focus on data, managed and hosted services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.
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

Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents income (loss) from operations, before depreciation and amortization and SG&A. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue and cost of revenue, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income (loss) from operations as income (loss) from operations is calculated in accordance with GAAP:

	Years Ended December 31,
	2008	2009	2010

Income (loss) from operations	$(2,990)	$26,377	$20,842
Add back non-gross profit items included in net loss:
Depreciation and amortization	73,608	49,922	44,085
Selling, general and administrative	168,421	154,722	148,917

Gross profit	$239,039	$231,021	$213,844

Percentage of total revenue	48.1%	50.6%	52.5%

Gross profit is a measure of the general efficiency of our network costs in comparison to our revenue. As we expense the current cost of our network against current period revenue, we use this measure as a tool to monitor our progress with regard to network optimization and other operating metrics.
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
Our gross profit may not be directly comparable to similarly titled measures reported by other companies due to differences in accounting policies and items excluded or included in the adjustments, which limits its usefulness as a comparative measure. In addition, gross profit has other limitations as an analytical financial measure. These limitations include the following:
•	gross profit does not reflect our capital expenditures or future requirements for capital expenditures;
•	gross profit does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, associated with our indebtedness;
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
Depreciation and Amortization
Our depreciation and amortization expense includes depreciation for network-related voice and data equipment, fiber, back-office systems, third-party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
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
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Years Ended December 31,
	2008	2009	2010

Net loss	$(42,866)	$(13,870)	$(18,752)

Add back non-EBITDA items included in net loss:
Depreciation and amortization	73,608	49,922	44,085
Interest expense, net of interest income	38,812	39,085	38,306
Provision for income taxes	1,056	1,179	1,288

EBITDA	70,610	76,316	64,927
Costs associated with initial public offering	—	—	3,669
Severance and related separation costs	30	552	1,121
Professional fees related to strategic initiatives	32	101	137
Share-based compensation	293	233	59

Adjusted EBITDA	$70,965	$77,202	$69,913

Percentage of total revenues	14.3%	16.9%	17.1%

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
Our management believes that adjusted EBITDA is a particularly useful comparative measurement within our industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant charges to earnings, such as those resulting from integration costs and debt restructurings, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations. Management believes that because of the variety of equity awards used by companies, the varying methodologies for determining share-based compensation among companies and from period to period, and the subjective assumptions involved in those determinations, excluding share-based compensation from adjusted EBITDA, enhances company-to-company comparisons over multiple fiscal periods. By permitting investors to review both the GAAP and non-GAAP measures, companies that customarily use similar non-GAAP measures facilitate an enhanced understanding of historical financial results and enable investors to make more meaningful company-to-company comparisons.
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

•	adjusted EBITDA does not reflect the cost of equity awards to employees; and
•	adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that management considers not indicative of our ongoing operations.

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
Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2009 and 2010.
The following table provides a breakdown of components of our statement of operations for the years ended December 31, 2009 and 2010:

	Years Ended December 31,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$440,928	96.6%	$399,355	98.0%	(9.4%)
Other	15,524	3.4%	8,349	2.0%	(46.2%)

Total revenues	$456,452	100.0%	$407,704	100.0%	(10.7%)

Cost of revenues:
Network services	$218,673	47.9%	$191,232	46.9%	(12.5%)
Other	6,757	1.5%	2,628	0.6%	(61.1%)

Total cost of revenues	$225,430	49.4%	$193,860	47.5%	(14.0%)

Gross profit:
Network services	$222,255	48.7%	$208,123	51.0%	(6.4%)
Other	8,767	1.9%	5,721	1.5%	(34.8%)

Total gross profit	$231,022	50.6%	$213,844	52.5%	(7.4%)

Revenues
Revenues for the years ended December 31, 2009 and 2010 were as follows:

	Years Ended December 31,
	2009		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$397,274	87.0%	$356,792	87.5%	(10.2%)
Wholesale	19,906	4.4%	21,656	5.3%	8.8%
Access	23,748	5.2%	20,907	5.2%	(12.0%)

Total network services	440,928	96.6%	399,355	98.0%	(9.4%)
Other	15,524	3.4%	8,349	2.0%	(46.2%)

Total revenues	$456,452	100.0%	$407,704	100.0%	(10.7%)

Revenues from voice services have decreased $44.6 million, or 15.4%, between 2009 and 2010. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Our revenues from data services have decreased by $2.1 million, or 2.0%, between 2009 and 2010. Our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In addition, carrier access revenues have also decreased due to lower fees charged to the carriers, government mandated rate decreases and the impact of disputed access charges. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to decline due to the current economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $193.9 million for the year ended December 31, 2010, a decrease of 14.0% from $225.4 million for the same period in 2009 as we identified and eliminated inefficiencies in our operating platforms. The decrease is also due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $178.1 million, or 79.0%, of our total cost of revenues for the year ended December 31, 2009 and $149.0 million, or 76.8%, for the year ended December 31, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $45.0 million, $24.7 million and $53.3 million, respectively, for the year ended December 31, 2009. These costs totaled $35.5 million, $21.3 million and $48.2 million, respectively, for the year ended December 31, 2010. Combined these costs decreased by 14.6% between 2009 and 2010. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $213.8 million for the year ended December 31, 2010, a decrease of 7.4% from $231.0 million for the same period in 2009. As a percentage of revenues gross profit increased to 52.5% in 2010 from 50.6% in 2009. The increase in gross profit percentage is primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS. In addition, we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers.

Selling, General and Administrative
SG&A expenses were $148.9 million, 36.5% of revenues, for the year ended December 31, 2010, a decrease of 3.8% from $154.7 million, 33.9% of revenues, for the same period in 2009. This decrease in SG&A expenses between 2009 and 2010 is a result of: i) decreased employee costs of $5.6 million primarily from reduced employee headcount; ii) decreased bad debt expenses of $1.8 million from improved accounts receivable collections and decreased accounts receivable write-offs; iii) decreased tax and regulatory expenses of $2.0 million due to the settlement of outstanding state and local tax matters; and iv) decreased commission expenses of $3.2 million as a result of declining revenue and the reduction of royalty expenses. The decrease in SG&A expenses was partially offset by increased expenses of $2.0 million to outside service providers. Additionally, as of December 31, 2009, our other non-current assets included $3.7 million of costs associated with the registration statement filed with the SEC for a potential initial public offering. We have elected not to complete the offering and have charged these costs to operations during the year ended December 31, 2010. These costs were approximately 2.5% of the Company’s total SG&A for the year ended December 31, 2010. The increase in SG&A as a percentage of revenue is due to our overall revenue decline. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $44.1 million for the year ended December 31, 2010, a decrease of 11.6% from $49.9 million for the same period in 2009. This decrease in depreciation and amortization expense was due to fully amortizing two of our acquired customer base intangible assets during 2009 and 2010 as well as fully amortizing an acquired trademark during 2010. Amortization expense included in our results of operations for customer base intangible assets for the year ended December 31, 2010 was $10.9 million, a decrease of $4.8 million from $15.7 million included in our results of operations during the same period in 2009. Amortization expense for our trademarks for the year ended December 31, 2010 was $1.5 million, a decrease of $0.5 million from $2.0 million for 2009.
Interest
Interest expense was $38.4 million for the year ended December 31, 2010, a decrease of 2.1% from $39.2 million for the same period in 2009. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the year ended December 31, 2010 compared to the same period in 2009. The lower average debt balance is due to reduced borrowings under our revolving credit facility. Our effective annual interest rates for the years ended December 31, 2009 and 2010 are as follows:

	Years Ended December 31,
	2009	2010

Interest expense	$39,197	$38,379
Weighted average debt outstanding	$330,711	$322,536
Effective interest rate	11.9%	11.9%

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2008 and 2009.
The following table provides a breakdown of components of our statement of operations for the years ended December 31, 2008 and 2009:

	Years Ended December 31,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$477,576	96.1%	$440,928	96.6%	(7.7%)
Other	19,346	3.9%	15,524	3.4%	(19.8%)

Total revenues	$496,922	100.0%	$456,452	100.0%	(8.1%)

Cost of revenues:
Network services	$246,019	49.5%	$218,673	47.9%	(11.1%)
Other	11,864	2.4%	6,757	1.5%	(43.0%)

Total cost of revenues	$257,883	51.9%	$225,430	49.4%	(12.6%)

Gross profit:
Network services	$231,557	46.6%	$222,255	48.7%	(4.0%)
Other	7,482	1.5%	8,767	1.9%	17.2%

Total gross profit	$239,039	48.1%	$231,022	50.6%	(3.4%)

Revenues
Revenues for the years ended December 31, 2008 and 2009 were as follows:

	Years Ended December 31,
	2008		2009
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$429,754	86.5%	$397,274	87.0%	(7.6%)
Wholesale	19,096	3.8%	19,906	4.4%	4.2%
Access	28,726	5.8%	23,748	5.2%	(17.3%)

Total network services	477,576	96.1%	440,928	96.6%	(7.7%)
Other	19,346	3.9%	15,524	3.4%	(19.8%)

Total revenues	$496,922	100.0%	$456,452	100.0%	(8.1%)

Overall, our revenues have declined 8.1% when comparing the year ended December 31, 2009 with the same period in 2008. Our overall revenue decline primarily stems from declines in voice services revenues, which have decreased $36.5 million or 11.2% between 2008 and 2009. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Part of the decrease was also attributable to our decision to discontinue the use of telemarketing as a sales channel for new sales. The voice services revenues decrease experienced during the year has moderately accelerated over decreases experienced in previous years, which we attribute to the current economic conditions. This decrease was slightly offset by an increased demand for our data, hosted and managed services. Our revenues from data services increased by $3.4 million or 3.3% when comparing the year ended December 31, 2009 with the same period in 2008. The decrease in our voice services was also partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our carrier access revenues decreased primarily due to decreasing revenue from voice services, which reduced our revenues from access originations and terminations and reciprocal compensation. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues, which include data cabling, service installation and wiring and phone systems sales and installation, declined due to current economic conditions.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues was $225.4 million for the year ended December 31, 2009, a decrease of 12.6% from $257.9 million for the same period in 2008. As part of our continual improvement efforts, we were able to improve the efficiency of our network and improve our margins. Our costs consisted primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third-party providers comprised $204.2 million, or 79.2% of our total cost of revenues for the year ended December 31, 2008 and $178.1 million, or 79.0% in the year ended December 31, 2009. The most significant components of our costs purchased from third-party providers consisted of costs related to our Verizon wholesale advantage contract (formerly unbundled network elements platform (“UNE-P”)), unbundled network elements loop (“UNE-L”) and T-1 costs, which totaled $52.3 million, $26.4 million and $54.2 million, respectively, for the year ended December 31, 2008. These costs totaled $45.0 million, $24.7 million and $53.3 million, respectively, for the year ended December 31, 2009. Combined, these costs decreased by 7.4% between 2008 and 2009. We experienced a decrease in costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms. During 2008, we finalized a settlement with Verizon which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. In addition, the Company evaluated all outstanding disputes and adjusted dispute liabilities accordingly. The net impact of adjustments to dispute liabilities from the Verizon settlement and for other existing disputes did not result in a significant impact to the balance sheet or statement of operations.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $231.0 million for the year ended December 31, 2009, a decrease of 3.4% from $239.0 million for the same period in 2008. As a percentage of revenues gross profit increased to 50.6% in 2009 from 48.1% in 2008. The increase in gross profit as a percentage of revenues was primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net.
Selling, General and Administrative
SG&A expenses were $154.7 million, 33.9% of revenues, for the year ended December 31, 2009, a decrease of 8.1% from $168.4 million, 33.9% of revenues, for the same period in 2008. This decrease was primarily due to decreased employee costs of $7.2 million due to cost savings achieved through reduced headcount, decreased commission expenses of $3.5 million due to declining revenues, and decreased professional and consulting fees of $1.9 million due to the reduced use of outside professional and temporary help. These decreases were partially offset by increased bad debt expenses of $1.1 million from increased accounts receivable write-offs during the year ended December 31, 2009.
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

Interest
Interest expense was $39.2 million for the year ended December 31, 2009, a decrease of 0.8% from $39.5 million for the same period in 2008. The decrease was primarily a result of having paid down capital leases throughout 2009. The outstanding balance in our capital leases decreased to $4.9 million as of December 31, 2009 from $9.4 million as of December 31, 2008. Additionally, the interest rates for outstanding balances due under our revolving credit facility ranged from a high of 6.75% to a low of 5.00% during 2008. The interest rate for outstanding balances due under our revolving credit facility was 5.00% throughout 2009. The higher average debt balance was due to the outstanding borrowings under our revolving credit facility. Our effective annual interest rates for the years ended December 31, 2008 and 2009 were as follows:

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. Based on our current level of operations and anticipated growth, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and to service our notes and our revolving credit facility for at least the next 12 months. Further, a significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. Our existing capital lease provider was acquired, which limited our ability to borrow under the lease line. As a result, during July 2010, we entered into a new $5 million capital lease facility. As of December 31, 2010, we had $1.4 million of capital lease obligations outstanding under our previous capital lease line and $2.9 million under our new capital lease line. As of December 31, 2010, we had $17.1 million of outstanding borrowings under our revolving credit facility. Additionally, we have used our revolving credit facility to collateralize $1.3 million of outstanding letters of credit as of December 31, 2010. Outstanding borrowings under our revolving credit facility were originally due and payable on August 23, 2011. On November 12, 2010, the Company entered into an amendment with its lender to extend the revolving credit facility through February 23, 2012. As a result, outstanding borrowings under our revolving credit facility continue to be reflected as long-term debt of the Company. The loans under the revolving credit facility bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at our option. As a result of this amendment, the applicable margin percentage increased by 25 basis points under both the base rate and LIBOR methods. All other significant terms and conditions of the revolving credit facility remain unchanged. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.

As of December 31, 2010, we will require approximately $68.3 million in cash to service the interest due on our notes throughout the remaining life of the notes. Our notes and our revolving credit facility both mature in 2012. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot be assured that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $20.7 million as of December 31, 2010. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Revolving Credit Facility
On August 23, 2006, we entered into our $25.0 million five-year revolving credit facility. Our revolving credit facility was amended on November 12, 2010 to extend the term through February 23, 2012. Our revolving credit facility has a $15.0 million letter of credit subfacility. As of December 31, 2010, we had $17.1 million of outstanding borrowings and $1.3 of letters of credit under our revolving credit facility. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent). Eligible receivables include our existing receivables and any receivables acquired in future acquisitions.
The interest rates per annum applicable to the loans under our revolving credit facility are, at our option, equal to either a base rate or a LIBOR rate, in each case, plus an applicable margin percentage. The base rate will be the greater of (i) prime rate; and (ii) 50 basis points over the federal funds effective rate from time to time. The Company can choose any of the following LIBOR rates upon choosing the LIBOR rate method: one month, two month, three month, six month, nine month or twelve month. The applicable margin is equal to (x) 2.00% in the case of base rate loans and (y) 3.00% in the case of LIBOR loans. In the case of base rate loans, interest will be paid quarterly in arrears. In the case of LIBOR loans, interest will be payable at the end of each interest period, and, in any event, at least every three months.
We are required to pay certain on-going fees in connection with the credit facility, including letter of credit fees on any letters of credit issued under the facility at a per annum rate of 3.00%, issuance fees in respect thereof and commitment fees on the unused commitments at a per annum rate of 0.50%. In the event that our revolving credit facility is completely terminated or availability under our revolving credit facility is permanently reduced prior to the maturity date, we are required to pay a prepayment fee of 0.75% multiplied by (i) the total credit commitment at the date of termination or (ii) the amount by which the credit commitment has been permanently reduced.
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
Our revolving credit facility contains financial, affirmative and negative covenants and requirements affecting us and our subsidiaries. In general, the financial covenants provide for, among other things, delivery of financial statements and other financial information to the lenders and notice to the lenders upon the occurrence of certain events. The affirmative covenants include, among other things, standard covenants relating to our operations and our subsidiaries’ businesses and compliance with all applicable laws, material applicable provisions of ERISA and material agreements. Our revolving credit facility contains negative covenants and restrictions on our actions and our subsidiaries, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture governing the notes.

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
As of December 31, 2010, we were in compliance with all restrictive covenants set forth in the credit agreement governing our credit facility.
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
In connection with the offering of the notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933. On November 14, 2007, we exchanged $300.0 million of the notes, representing 100% of the outstanding aggregate principal amount, for an equal principal amount of 11 3/8% senior secured notes due 2012 that have been registered under the Securities Act of 1933. We may, from time to time, repurchase these notes in open market purchases, privately negotiated transactions or otherwise. Interest on these notes is due and payable on March 1 and September 1 of each year.
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
Year Ended December 31, 2009 Compared to Year Ended December 31, 2010
Cash Flows from Operating Activities
Cash provided by operating activities was $37.9 million for the year ended December 31, 2009, compared to $30.4 million for the same period in 2010. During each of the years ended December 31, 2009 and 2010, we paid $34.1 million in interest on our notes. We experienced a decline in our income from operations from $26.4 million for the year ended December 31, 2009 to $20.8 million in 2010, which impacted our cash flow from operations. We incurred a non-cash charge of $3.7 million during the year ended December 31, 2010 in connection with our decision to not complete our initial public offering. During the year ended December 31, 2010 we settled several outstanding state and local sales and use tax matters, which contributed to the reduction in cash provided by operating activities between 2009 and 2010.

Cash Flows from Investing Activities
Cash used in investing activities was $33.9 million for the year ended December 31, 2009, compared to cash used in investing activities of $20.9 million for the same period in 2010. During 2010, we generated $10.0 million in cash flow from the sales of investment securities in excess of the investment securities we purchased during the same period. Our capital expenditures for property and equipment were $3.9 million lower during 2010 than for the same period in 2009.
Cash Flows from Financing Activities
Cash flows used in financing activities were $4.2 million for the year ended December 31, 2009, compared to $6.3 million for the same period in 2010. The change in cash flows from financing activities was primarily due to a repayment of borrowings under our revolving credit facility of $2.3 million during the year ended December 31, 2009 as compared to $7.7 million during the same period in 2010. Additionally, we had proceeds from capital lease financing of $0.4 million during the year ended December 31, 2009 as compared to $3.5 million during the same period in 2010.
Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009
Cash Flows from Operating Activities
Cash provided by operating activities was $26.6 million for the year ended December 31, 2008, compared to $37.9 million for the same period in 2009. The change in cash flows from our operating activities was due primarily to improvements in our operating results as a result of factors discussed previously, which resulted in a reduction in our net loss from $42.9 million for the year ended December 31, 2008 to $14.0 million for the same period in 2009. Cash provided by operating activities also increased in 2009 due to improved accounts receivable collections compared with 2008, offset by payments made in connection with our 2008 settlement with Verizon. During the years ended December 31, 2008 and 2009, respectively, we paid $37.6 million and $38.1 million in interest, primarily to our note holders.
Cash Flows from Investing Activities
Cash used in investing activities was $68.5 million for the year ended December 31, 2008, compared to cash used in investing activities of $33.9 million for the same period in 2009. The change in cash used in investing activities was primarily due to decreased capital expenditures due to the contraction in our business that we experienced in 2009. Our capital expenditures decreased from $39.8 million during the year ended December 31, 2008 to $33.7 million for the same period in 2009. Additionally, we purchased $23.5 million of short-term U.S. Treasury notes and paid $5.0 million to acquire Lightwave during the year ended December 31, 2008. During the year ended December 31, 2009, we purchased $145.8 million of U.S. Treasury notes and sold approximately the same amount.
Cash Flows from Financing Activities
Cash provided by financing activities was $23.5 million for the year ended December 31, 2008 compared to cash used in financing activities of $4.2 million for the year ended December 31, 2009. The change in cash flows from financing activities was primarily due to reduced borrowings from our capital lease line and revolving credit line during the year ended December 31, 2009 as compared to the same period in 2008.

Contractual Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2010. The following numbers are presented in thousands.

					More Than 5
	Total	Less Than 1 Year	1-3 Years	3-5 Years	Years

11 3/8 senior secured notes due 2012	$300,000	$—	$300,000	$—	$—
Cash interest for notes	68,250	34,125	34,125	—	—
Credit facility	17,122	—	17,122	—	—
Cash interest for credit facility at current rate of 5.25%	1,046	911	135	—	—
Capital lease obligations	4,980	2,298	2,368	314	—
Operating leases	51,975	7,709	13,295	10,738	20,233

	443,373	45,043	367,045	11,052	20,233
Purchase commitment obligations:
Communications commitments	61,337	40,859	20,478	—	—

Total contractual obligations	$504,710	$85,902	$387,523	$11,052	$20,233

New Accounting Standards
The following accounting standards have been issued, which we will need to adopt in the future.
In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. This standard update is effective January 1, 2011 for us and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.
In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. This standard update is effective January 1, 2011 for us and may be adopted prospectively for revenue arrangements entered into or materially modified after the date of adoption or retrospectively for all revenue arrangements for all periods presented. The adoption of this standard update is not expected to have a significant impact on our consolidated financial statements.
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

Revenue Recognition
Our revenues consist primarily of network services revenues, which primarily includes voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided. Revenues for charges that are billed in advance of services being rendered are deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided, but subject to our conclusion that realization of that revenue is reasonably assured. Revenues and direct costs related to up-front service installation fees are deferred and amortized over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer churn from which it was determined that our monthly churn was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in a change in the amount of revenue recognized on an annual basis of between $0.2 million to $0.4 million.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive customer balances are normally reserved at 80%. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $1.1 million. We reflect all carrier related receivables on our balance sheet at the amount we expect to realize in cash.
Depreciation
Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer and office equipment, five years for furniture and fixtures, and generally seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of two years. Internal labor costs capitalized in connection with expanding our network are amortized over seven years.
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
Income Taxes
We recognize deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2010, we had net operating loss carryforwards (“NOLs”) available totaling $200.4 million, which begin to expire in 2012. We have provided a full valuation allowance against the net deferred tax asset as of December 31, 2010 because we do not believe it is more likely than not that this asset will be realized. To the extent that our ability to use these NOLs against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of December 31, 2010. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
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
The fair value of our 11 3/8% senior secured notes due 2012 at December 31, 2010, was approximately $293.3 million and was based on publicly quoted market prices. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation, we have concluded that, as of December 31, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and Subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, New York
March 18, 2011

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$21,975	$25,204
Certificates of deposit	1,878	2,894
Investment securities	23,549	13,554
Accounts receivable, less allowance for doubtful accounts of $7,942 and $10,664	41,388	35,945
Other current assets	10,976	10,718

Total current assets	99,766	88,315

Property and equipment, net	86,875	85,144
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $51,728 and $39,747	27,484	15,053
Other assets	14,965	8,075

Total assets	$327,328	$294,825

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current liabilities:
Accounts payable	$9,196	$12,431
Accrued expenses and other current liabilities	35,630	29,232
Taxes payable	12,768	9,361
Deferred revenues	8,965	8,555
Current portion of capital lease obligations	3,080	2,298

Total current liabilities	69,639	61,877

Long-term debt	326,510	319,108
Deferred rent payable	3,343	3,086
Deferred revenues	1,445	1,133
Capital lease obligations, net of current portion	1,776	2,682
Deferred income taxes payable	3,040	4,009
Other	721	769

Total liabilities	406,474	392,664

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares, and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $156,927 and $176,623	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $181,114 and $203,845	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $164,001 and $184,585	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares and outstanding 64,633 shares entitled in liquidation to $116,243 and $130,834	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $18,466 and $21,717	—	—
Additional paid-in capital	140,752	140,811
Accumulated deficit	(219,836)	(238,588)
Treasury stock, at cost	(177)	(177)

Total stockholders’ deficiency	(79,146)	(97,839)

Total liabilities and stockholders’ deficiency	$327,328	$294,825

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands)

	Years Ended December 31,
	2008	2009	2010

Revenues	$496,922	$456,452	$407,704
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	257,883	225,431	193,860
Selling, general and administrative (includes share-based compensation of $293, $233 and $59)	168,421	154,722	148,917
Depreciation and amortization	73,608	49,922	44,085

Total operating expenses	499,912	430,075	386,862

Income (loss) from operations	(2,990)	26,377	20,842
Interest expense	(39,514)	(39,197)	(38,379)
Interest income	702	112	73
Other income (expense)	(8)	17	—

Loss before provision for income taxes	(41,810)	(12,691)	(17,464)
Provision for income taxes	(1,056)	(1,179)	(1,288)

Net loss	$(42,866)	$(13,870)	$(18,752)

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficiency
(in thousands, except share amounts)

	Years Ended December 31,
	2008		2009		2010
	Shares	Amount	Shares	Amount	Shares	Amount

Series A common stock
Balance at beginning of year	9,342,880	$107	9,342,880	$107	9,333,680	$107
Cancellation of shares	—	—	(371)	—	—	—
Treasury shares acquired	—	—	(8,829)	—	—	—

Balance at end of year	9,342,880	107	9,333,680	107	9,333,680	107

Series B common stock
Balance at beginning of year	360,050	4	360,050	4	360,050	4

Balance at end of year	360,050	4	360,050	4	360,050	4

Series A Preferred stock
Balance at beginning of year	87,254	1	87,254	1	87,254	1

Balance at end of year	87,254	1	87,254	1	87,254	1

Series A-1 Preferred Stock
Balance at beginning of year	100,702	1	100,702	1	100,702	1

Balance at end of year	100,702	1	100,702	1	100,702	1

Series B Preferred Stock
Balance at beginning of year	91,202	1	91,202	1	91,187	1
Cancellation of shares	—	—	(15)	—		—

Balance at end of year	91,202	1	91,187	1	91,187	1

Series B-1 Preferred Stock
Balance at beginning of year	64,986	1	64,986	1	64,633	1
Treasury shares acquired	—	—	(353)	—		—

Balance at end of year	64,986	1	64,633	1	64,633	1

Series C Preferred Stock
Balance at beginning of year	14,402	—	14,402	—	14,402	—

Balance at end of year	14,402	—	14,402	—	14,402	—

Additional paid-in capital
Balance at beginning of year		140,270		140,563		140,752
Stock-based compensation		293		233		59
Cancellation of warrnats		—		(44)		—

Balance at end of year		140,563		140,752		140,811

Accumulated deficit
Balance at beginning of year		(163,100)		(205,966)		(219,836)
Net loss		(42,866)		(13,870)		(18,752)

Balance at end of year		(205,966)		(219,836)		(238,588)

Accumulated other comprehensive income
Balance at beginning of year		—		22		—
Unrealized gain on investment securities		22		—		—
Reclassification adjustment for realized gains included in net income		—		(22)		—

Balance at end of year		22		—		—

Treasury stock
Balance at beginning of year		—		—		(177)
Treasury shares acquired		—		(177)		—

Balance at end of year		—		(177)		(177)

Total stockholders’ deficiency		$(65,266)		$(79,146)		$(97,839)

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended December 31,
	2008	2009	2010

Cash flows from operating activities
Net loss	$(42,866)	$(13,870)	$(18,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	32,322	32,120	31,606
Amortization of deferred financing costs	2,639	2,625	2,660
Amortization of intangible assets	41,221	17,736	12,431
Amortization of bond premium	(816)	(914)	(1,024)
Provision for doubtful accounts	5,539	6,924	5,100
Write-off of costs incurred in connection with initial public offering	—	—	3,669
Stock-based compensation	293	233	59
Deferred income taxes	930	969	969
Other	55	(591)	38
Changes in operating assets and liabilities:
Accounts receivable	(1,887)	5,174	343
Other current assets	(1,899)	(2,299)	258
Other assets	(1,369)	(619)	561
Accounts payable	(3,806)	966	3,235
Accrued expenses and other current liabilities	(4,924)	(9,973)	(9,805)
Deferred revenues	1,433	(1,557)	(722)
Deferred rent payable	(228)	943	(257)

Net cash provided by operating activities	26,637	37,867	30,369

Cash flows from investing activities
Acquisition, net of cash and restricted cash acquired	(4,953)	(127)	—
Purchases of property and equipment	(39,786)	(33,747)	(29,879)
Purchases of investment securities	(23,500)	(145,764)	(116,325)
Sales of investment securities	—	145,728	126,334
Merger acquisition costs	(311)	—	—
Other	60	16	(1,016)

Net cash used in investing activities	(68,490)	(33,894)	(20,886)

Cash flows from financing activities
Drawdowns on revolving credit facility	23,902	2,275	1,276
Repayments of revolving credit facility	(402)	(2,275)	(7,654)
Proceeds from capital lease financing and equipment notes	3,789	441	3,479
Payments on capital lease obligations and equipment notes	(3,685)	(4,284)	(3,355)
Other	(63)	(332)	—

Net cash provided by (used in) financing activities	23,541	(4,175)	(6,254)

Net increase (decrease) in cash and cash equivalents	(18,312)	(202)	3,229
Cash and cash equivalents at beginning of year	40,489	22,177	21,975

Cash and cash equivalents at end of year	$22,177	$21,975	$25,204

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$37,581	$38,146	$35,955

Cash paid during the year for taxes	$151	$210	$319

See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
The Company is an integrated communications company whose primary interests consist of wholly owned subsidiaries Broadview Networks, Inc. (“BNI”), Bridgecom Holdings, Inc. (“BH”), Corecomm-ATX, Inc. (“ATX”) and Eureka Broadband Corporation (“Eureka”, “InfoHighway” or “IH”). The Company also provides phone systems and other customer service offerings through its subsidiary, Bridgecom Solutions Group, Inc. (“BSG”). The Company was founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet access services, and data services to commercial and residential customers in the northeast United States.
2. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission.
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
Usage fees consist of fees paid by customers for each call made, access fees paid by carriers for long distance calls that the Company originates and terminates, and fees paid by the incumbent carriers as reciprocal compensation when the Company terminates local calls made by their customers. Revenue related to usage fees is recognized when the service is provided. Usage fees are billed in arrears. The Company’s ability to generate access fee revenue, including reciprocal compensation revenue, is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, the Company’s policy is to recognize access fee revenue, including reciprocal compensation revenue, only when it is concluded that realization of that revenue is reasonably assured.

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
Revenue for charges that are billed in advance of services being rendered is deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Cable and wiring revenues are recognized when the Company provides the services. Revenue from carrier interconnection and access is recognized in the month in which service is provided at the amount we expect to realize in cash, based on estimates of disputed amounts and collectibility.
The Company also derives revenue from non-recurring service activation and installation charges imposed on customers at the time a service is installed. Such charges become payable by the Company’s customers at the time service is initiated. Revenue and direct costs related to up-front service activation and installation fees are deferred and amortized over the average customer life of four years.
The Company reports taxes imposed by governmental authorities on revenue-producing transactions between us and our customers on a net basis.
Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $5,710 and $4,763 as of December 31, 2009 and 2010, respectively.
Cost of Revenues
Cost of revenues include direct costs of sales and network costs. Direct costs of sales include the costs incurred with telecommunication carriers to render services to customers. Network costs include the costs of fiber and access, points of presence, repairs and maintenance, rent and utilities of the switch locations, Internet data network, as well as salaries and related expenses of network personnel. Network costs are recognized during the month in which the service is utilized. The Company accrues for network costs incurred but not billed by the carrier.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are being held in several large financial institution, which are members of the FDIC, although most of our balances do exceed the FDIC insurance limits.
Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $23,549 and $13,554 as of December 31, 2009 and 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in less than one year. The cost of these investment securities approximated their fair value as of December 31, 2009 and 2010. During the year ended December 31, 2008, 2009 and 2010, the Company purchased $23,500, $145,764 and $116,325 and sold $0, $145,728 and $126,334, respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
2. Significant Accounting Policies (continued)
Comprehensive Loss
Comprehensive loss represents the change in net assets of a business enterprise during a period from non-owner sources. The Company’s comprehensive loss is comprised exclusively of unrealized gains on the Company’s investments in U.S. Treasury notes. The comprehensive loss for the years ended December 31, 2008, 2009 and 2010 is as follows:

	Years Ended December 31,
	2008	2009	2010

Net loss	$(42,866)	$(13,870)	$(18,752)
Unrealized gain on investment securities	22
Reclassification adjustment for realized gains included in net loss		(22)	—

Comprehensive loss	$(42,844)	$(13,892)	$(18,752)

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
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer equipment, five years for furniture and fixtures, four years for vehicles, and generally seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of two years. Construction in progress includes amounts incurred in the Company’s expansion of its network. The amounts include switching and co-location equipment, switching and co-location facilities design and co-location fees. The Company has not capitalized interest to date since the construction period has been short in duration and the related imputed interest expense incurred during that period was insignificant. When construction of each switch or co-location facility is completed, the balance of the assets is transferred to network equipment and depreciated in accordance with the Company’s policy. Internal labor costs capitalized in connection with expanding our network are also amortized over seven years. Maintenance and repairs are expensed as incurred.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
2. Significant Accounting Policies (continued)
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment annually on or about October 1 and when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is based on projections of discounted cash flows (income approach) and the fair value of comparable telecommunication companies (market approach). The Company has one reporting unit. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of a terminal value. We believe these assumptions and estimates provide a reasonable basis for our conclusion. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy.
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
Significant Vendor
The Company purchased approximately 69% of its telecommunication services from one vendor during the year ended December 31, 2010. Accounts payable in the accompanying consolidated balance sheets include approximately $4,813 and $7,583 as of December 31, 2009 and 2010, respectively, due to this vendor.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
2. Significant Accounting Policies (continued)
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for uncertain income tax positions are required in the Company’s financial statements as of December 31, 2010. The Company currently has no federal or state tax examinations in progress. As a result of the applicable statutes of limitations, the Company’s federal and state income tax returns for tax years before December 31, 2007 are no longer subject to examination by the Internal Revenue Service and state departments of revenue.
Stock-Based Compensation
The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards.
Software Development Costs
The Company capitalizes the cost of internal use software. Costs incurred during the preliminary stage are expensed as incurred while costs incurred during the application stage are capitalized. The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life of two years, when it is ready for intended use. The Company incurred software development expenses of $1,639, $1,843 and $1,334 for the years ended December 31, 2008, 2009 and 2010, respectively.
During the years ended December 31, 2008, 2009 and 2010, the Company capitalized approximately $2,764, $2,543 and $2,820 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $2,270, $2,576 and $2,741 for the years ended December 31, 2008, 2009 and 2010, respectively. The unamortized balance of capitalized software development costs as of December 31, 2009 and 2010 is $2,662 and $2,740 respectively.
Advertising
The Company expenses advertising costs in the period incurred and these amounts are included in selling, general and administrative expenses. Advertising expenses totaled $1,843, $2,002 and $1,713 for the years ended December 31, 2008, 2009 and 2010, respectively.
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
4. Other Assets
Other current assets consist of the following at December 31:

	December 31,
	2009	2010

Deferred carrier charges	$2,433	$4,430
Prepaid expenses	3,990	1,875
Other	4,553	4,413

Total other current assets	$10,976	$10,718

Other non-current assets consist of the following at December 31:

	December 31,
	2009	2010

Deferred financing costs	$7,424	$5,179
Lease security and carrier deposits	1,811	1,912
Registration statement costs	3,669	—
Other	2,061	984

Total other non-current assets	$14,965	$8,075

The Company incurred deferred financing costs of $144 in November 2010 related to the amendment of the Company’s $25,000 Senior Credit Facility (“Revolving Credit Facility). Amortization of deferred financing costs amounted to approximately $2,639, $2,625 and $2,660 for the years ended December 31, 2008, 2009 and 2010, respectively.
As of December 31, 2009, other non-current assets included $3,669 of costs associated with the registration statement filed with the SEC for a potential initial public offering including underwriting fees, legal fees and other costs incurred directly related to our initial public offering. We have elected not to complete the offering and have charged these costs to operations during the year ended December 31, 2010.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information
5. Property and Equipment
Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2009	2010

Network equipment	$171,658	$184,145
Computer and office equipment	21,226	20,844
Capitalized software costs	15,914	18,662
Furniture and fixtures and other	9,539	8,540
Leasehold improvements	6,713	6,676

	225,050	238,867
Less accumulated depreciation and amortization	(138,175)	(153,723)

	$86,875	$85,144

Property and equipment includes amounts acquired under capital leases of approximately $7,566 and $6,319 respectively, net of accumulated depreciation and amortization of approximately $10,688 and $12,955, respectively, at December 31, 2009 and 2010. Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.
6. Identifiable Intangible Assets and Goodwill
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
The customer relationship intangibles are amortized on an accelerated method over their useful lives in proportion to the expected benefits to be received. The initial lives range from four to eleven years and the weighted average remaining useful life is 6.1 years. The unamortized balances are evaluated for potential impairment based on future estimated cash flows when an impairment indicator is present.
Trademark: The Company’s trademarks were valued using a variant of the income approach, referred to as the relief from royalty method.
The trademark intangible asset is amortized on an accelerated method over its useful life in proportion to the expected benefits to be received. The useful life of this intangible asset is four years. The unamortized balance is evaluated for impairment based on future estimated cash flows when an impairment indicator is present.
The weighted average remaining useful life for the trademark intangibles is 0.4 years.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
6. Identifiable Intangible Assets and Goodwill (continued)
The components of intangible assets at December 31 are as follows:

	December 31,
	2009			2010
	Gross			Gross
	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Value	Amortization	Value	Value	Amortization	Value

Customer relationships	$71,812	$(46,064)	$25,748	$50,400	$(35,577)	$14,823
Trademarks	7,400	(5,664)	1,736	4,400	(4,170)	230

	$79,212	$(51,728)	$27,484	$54,800	$(39,747)	$15,053

Amortization of intangible assets for the years ended December 31, 2008, 2009 and 2010 amounted to $41,221, $17,736 and $12,431 respectively. During the year ended December 31, 2010, the Company wrote-off its fully amortized customer relationships and trademark intangible assets of $21,412 and $3,000, respectively. Overall, the weighted average remaining useful life for the Company’s intangible assets is 6.0 years as of December 31, 2010.
Future projected amortization expense for the years ending December 31 is as follows:

2011	$5,305
2012	3,486
2013	2,194
2014	1,569
2015	1,123
Thereafter	1,376

$15,053

Changes in the carrying amount of goodwill are as follows:

Balance at December 31, 2008	$98,111
Finalization of purchase price allocation in connection with 2008 acquisition	127

Balance at December 31, 2009	98,238
2010 activity	—

Balance at December 31, 2010	$98,238

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2009	2010

Recurring network costs	$8,510	$6,368
Recurring operating accruals	6,212	4,690
Accrued interest (a)	11,480	11,459
Payroll-related liabilities	6,701	5,576
Other	2,727	1,139

Total accrued expenses and other current liabilities	$35,630	$29,232

(a)	Primarily represents accrued interest on the Senior Secured Notes and the Revolving Credit Facility. Interest on the Senior Secured Notes is paid semi-annually on March 1 and September 1 of each year.
8. Obligations Under Capital and Operating Leases
Capital Leases
In March 2006, the Company entered into a capital lease facility, as amended in October 2006, with a third party that allowed the Company to finance the acquisition of up to $12,500, or as otherwise limited by our indenture (see Note 10), of network related equipment. The Company is obligated to repay the borrowings in thirteen quarterly installments. This capital lease provider was acquired, which limited the Company’s ability to borrow under the lease line. In July 2010, the Company entered into a new capital lease facility with another third party. The new capital lease facility allows the Company to finance $5,000 of equipment. The Company is obligated to repay the borrowings in twelve quarterly installments. Both lease facilities specify that at the end of the final installment period, the Company has the option of renewing, returning or purchasing the equipment at a mutually agreed fair value.
The Company had borrowings of $4,980 outstanding on the existing facilities at December 31, 2010.
The future minimum lease payments under all capital leases at December 31, 2010 are as follows:

2011	$2,872
2012	1,621
2013	1,251
2014	328

6,072
Less amounts representing interest	(1,092)

4,980
Less current portion	(2,298)

Capital lease obligations, net of current portion	$2,682

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
8. Obligations Under Capital and Operating Leases (continued)
Operating Leases
The Company rents office space, switch locations and equipment under various operating leases. Some of the Company’s operating leases have free or escalating rent payment provisions and the option to renew for an additional five years. The future minimum lease payments under operating leases at December 31, 2010 are as follows:

2011	$7,709
2012	7,046
2013	6,249
2014	5,875
2015	4,863
Thereafter	20,233

Total minimum lease payments	$51,975

Total rent expenses under these operating leases totaled $11,324, $11,991 and $11,613 for the years ended December 31, 2008, 2009 and 2010, respectively. The Company’s sublease rental income was $566, $420 and $635 for the years ended December 31, 2008, 2009 and 2010, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.
9. Debt
Senior Secured Notes
On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, we completed an additional offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 105 3/4%, generating gross proceeds of $95,175. We used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The unamortized bond premium of $3,010 and $1,986, at December 31, 2009 and 2010, respectively, is included in long term debt. For the years ended December 31, 2008, 2009 and 2010, bond premium amortization amounted to $816, $914 and $1024, respectively.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
9. Debt (continued)
The Senior Secured Note Indenture contains covenants limiting the Company’s ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2010.
$25,000 Revolving Credit Facility
On August 23, 2006, the Company entered into the five year revolving credit facility. The revolving credit facility was amended on November 12, 2010 to extend the term of facility through February 23, 2012. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The borrowing base eligibility calculation exceeds the amount required to draw on the entire revolving credit facility; therefore the remaining availability under the revolving credit facility and the letter of credit sublimit are fully available for borrowing. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. As a result of this amendment, the applicable margin percentage increased by 25 basis points under both the base rate and LIBOR methods. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. The interest rate on the revolving credit facility was 5.25% at December 31, 2010.
The Company paid a one-time fee of $125 in connection with the amendment. Additionally, in the event that the credit facility is completely terminated or availability under the credit facility is permanently reduced prior to the maturity date, we are required to pay a prepayment fee of 0.75% multiplied by (i) the credit commitment at the date of termination or (ii) the amount by which the credit commitment has been permanently reduced.
As of December 31, 2009 and 2010, the Company had $23,500 and $17,122, respectively, outstanding under its revolving credit facility. The revolving credit facility also has a sublimit of $15,000 for the issuance of letters of credit. As of December 31, 2010, the Company had $1,298 of letters of credit outstanding against this facility.
Indebtedness under the revolving credit facility is guaranteed by all of our direct and indirect subsidiaries that are not borrowers there under and is secured by a security interest in all of our and our subsidiaries’ tangible and intangible assets.
The revolving credit facility contains negative covenants and restrictions on our assets and our subsidiaries’ actions, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture. The Company is in compliance with all covenants and restrictions as of December 31, 2010.
Certain of our assets have been pledged to the above creditors pursuant to the debt agreements. Each of our subsidiaries has guaranteed the outstanding debt. The parent company of these subsidiaries has no independent assets or operations and the guarantees are full and unconditional and joint and several.
10. Shareholders’ Deficiency
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
10. Shareholders’ Deficiency (continued)
As of December 31, 2009 and 2010, there were 87,254 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is non-redeemable, but carries a liquidation preference of $2,024.24 per share, with an aggregate liquidation preference of the Series A Preferred Stock of $176,623 as of December 31, 2010. The liquidation preference increases at an annual rate of 12%, compounded quarterly. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying initial public offering (“IPO”) event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A Preferred Stock votes together with the Series A-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2009 and 2010, there were 100,702 shares of Series A-1 Preferred Stock outstanding. Each share of Series A-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series A Preferred Stock of $2,024.24 per share, with an aggregate liquidation preference of the Series A-1 Preferred Stock of $203,845 as of December 31, 2010. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A-1 Preferred Stock votes together with the Series A Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A-1 Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2009 and 2010, there were 91,187 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is non redeemable, but carries a liquidation preference of $2,024.24 per share with an aggregate liquidation preference of the Series B Preferred Stock of $184,585 as of December 31, 2010. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B Preferred Stock votes together with the Series B-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2009 and 2010, there were 64,633 shares of Series B-1 Preferred Stock outstanding. Each Share of Series B-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series B Preferred Stock of $2,024.24 per share with an aggregate liquidation preference of the Series B-1 Preferred Stock of $130,834 as of December 31, 2010. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B-1 Preferred Stock votes together with the Series B Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B-1 Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2009 and 2010, there were 14,402 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is non redeemable, but carries a liquidation preference equal to the Series A Preferred Share liquidation preference less $516.35 or $1,507.89 per share. At December 31, 2010, the aggregate liquidation preference of the Series C Preferred Stock is $21,717. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series C Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series C Preferred Stock is non-voting.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
10. Shareholders’ Deficiency (continued)
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
For the years ended December 31, 2008, 2009 and 2010, the Company had outstanding options, warrants, restricted stock units and preferred stock, which were convertible into or exercisable for common shares of 12,819,500, 14,216,984 and 15,112,291, respectively.
Dividends accumulate on the Company’s Preferred Stock. The aggregate accumulated dividends on the Company’s Preferred Stock was $173,920, $245,829 and $326,018, respectively, as of December 31, 2008, 2009 and 2010. The Company has not declared any dividends.
As of December 31, 2009 and 2010, there were 9,333,680 shares of Class A common stock outstanding. The Class A common stock is entitled to 1 vote per share on all matters requiring a vote of all shareholders.
As of December 31, 2009 and 2010, there were 360,050 shares of Class B common stock outstanding. Upon a qualifying IPO event, each share of Class B common stock is automatically converted into one share of Series A common stock.
As of December 31, 2010, stock options to acquire 136 shares of Series B Preferred Stock and 3,445 shares of common stock are outstanding under the Company’s 1997 and 2000 Stock Option Plans. The Company is no longer authorized to issue any additional awards under the Company’s 1997 and 2000 Stock Option Plans.
As of December 31, 2010, a warrant to acquire 46 shares of Series B Preferred Stock and 1,151 shares of Class A common stock is outstanding.
InfoHighway Warrants
In connection with the acquisition of InfoHighway in 2007, warrants to acquire 16,711 units, with each such unit comprised of 1 share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, remain outstanding. The warrants are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer during the two year period following closing of the acquisition. As certain cash flow parameters are met as calculated and agreed upon for the twelve months ended May 31, 2008 and May 31, 2009, the exercise price on the warrants may decrease from $883.58 per unit to $0.01 per unit.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
10. Shareholders’ Deficiency (continued)
As of March 18, 2011, the exercise price on the warrants has not been determined. Negotiations are occurring between the Company and the warrant holders as to how certain carrier disputes relating specifically to InfoHighway that were in existence at the acquisition date and arising subsequent to that date will be handled in the cash flow calculation. The Company will not adjust the value of the warrants until an exercise price has been determined. When the exercise price for the warrants is resolved, the Company will utilize a Black-Scholes-Merton model to determine the aggregate value of the warrants. If the Company determines that the value of the warrants has increased, the Company will record additional merger consideration and related goodwill at such point of determination.
11. Stock-Based Compensation
Restricted Stock Awards
In February 2007, the Company’s board adopted and its shareholders subsequently approved the Company’s Management Incentive Plan (the “MIP”), pursuant to which the Company is authorized to grant stock options and restricted stock to certain of its employees. Pursuant to the MIP, there are 52,332 shares of Series C Preferred Stock and 1,308,297 shares of non-voting Class B Common Stock reserved for issuance. In April 2007, grants of restricted stock representing 14,402 shares of Series C Preferred Stock and 360,050 shares of Class B Common Stock were completed. During the three years ended December 31, 2010, the Company did not grant any additional shares of restricted stock nor were any shares forfeited, cancelled or repurchased.
Total compensation expense for the restricted stock awards for the years ended December 31, 2008, 2009 and 2010 was $84, $31 and $8, respectively. During the year ended December 31, 2010, all shares of the Series C Preferred Stock and shares of the Series B Common Stock fully vested.
Stock Option Awards
In April 2007 pursuant to the MIP, grants of options to acquire 21,599 units comprised of 1 share of Series C Preferred Stock and 25 shares of Class B Common Stock were completed. Options under the MIP were granted with an exercise price equal to the fair market value of a unit determined as of the grant date. The fair market value was determined utilizing the Black-Scholes-Merton model with an exercise price equal to the assumed fair market value of an underlying unit of $137.50, a three year expected life of the option, a volatility based on market comparable entities of 55%, no dividend yield and a risk free rate of 4.5%.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
11. Stock-Based Compensation (continued)
The following table summarizes the Company’s stock option activity:

	Series C	Average
	Preferred	Exercise Price
Outstanding December 31, 2007	20,900	$137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(696)	137.50

Outstanding December 31, 2008	20,204	137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(146)	137.50

Outstanding December 31, 2009	20,058	137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(20,058)	137.50

Outstanding December 31, 2010	—	$—

Total compensation expense for stock options for the years ended December 31, 2008, 2009 and 2010 was $209, $201 and $51 respectively. During the year ended December 31, 2010, options to acquire 5,831 Series C Preferred Stock vested. As of March 31, 2010 all of the vested options expired and were cancelled without being exercised.
12. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2008, 2009 and 2010 consist of the following:

	Years Ended December 31,
	2008	2009	2010

Current:
Federal	$(25)	$—	$45
State	151	210	274

	126	210	319

Deferred:
Federal	808	843	843
State	122	126	126

	930	969	969

	$1,056	$1,179	$1,288

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information
12. Income Taxes (continued)
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2008, 2009 and 2010:

	Years Ended December 31,
	2008	2009	2010

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	(0.4%)	(1.8%)	(1.5%)
Permanent items	(1.2%)	(3.6%)	(0.8%)
Valuation allowance	(35.9%)	(39.0%)	(40.1%)

Effective income tax rate	(2.5%)	(9.4%)	(7.4%)

Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2009 and 2010:

	December 31,
	2009	2010
Deferred tax assets:
Current
Accounts receivable	$6,301	$6,890
Deferred revenue	3,961	3,706
Other	1,395	1,028

Total deferred tax assets-current	11,657	11,624

Noncurrent
Net operating loss carry forwards	71,193	76,662
Customer lists	6,724	7,778
Trademark	1,811	2,007
Other	2,634	2,327

Total deferred tax assets-noncurrent	82,362	88,774

Total deferred tax assets	$94,019	$100,398

Deferred tax liabilities:
Noncurrent
Customer Lists	$7,637	$5,241
Other current liabilities	716	570
Trademark	276	—
Goodwill	3,040	4,009
Accelerated Depreciation	16,088	17,385

Total deferred tax liabilities-noncurrent	$27,757	$27,205

Net deferred tax assets — current:
Deferred tax assets-current	$11,657	$11,624
Valuation allowance	(11,657)	(11,624)

Net current deferred tax assets	$—	$—

Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$82,361	$88,774
Deferred tax liabilities-noncurrent	(27,757)	(27,205)
Valuation allowance	(57,644)	(65,578)

Net noncurrent deferred tax liabilities	$(3,040)	$(4,009)

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
12. Income Taxes (continued)
The Company completed a study of its available net operating loss carryforwards (“NOLs”) resulting from mergers occurring in 2005 and 2007. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As a result of the study, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. The 382 study included a Net Unrealized Built in Gain (“NUBIG”) analysis. NUBIG is an exception to the general loss limitation rules of IRC section 382 and occurs when a built-in gain is recognized following an ownership change. This increases the annual amount of NOLs that can be utilized.
At December 31, 2010, the Company had net operating loss carryforwards available totaling $200,425 which begin to expire in 2019. The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2009 and 2010 because management does not believe it is more likely than not that this asset will be realized. The net change in the Company’s valuation allowance was an increase of $7,901 between 2009 and 2010. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.
13. Employee Savings and Retirement Plan
The Company has an active contributory defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Code”) covering all qualified employees. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the years ended December 31, 2008, 2009 and 2010, the Company did not make any contributions to the plan.
14. Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2009 and 2010 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $23,549 and $13,554 which are based on the publicly quoted market price as of December 31, 2009 and 2010, respectively.
As of December 31, 2009 and 2010, the fair value of the long-term debt outstanding under the Company’s Revolving credit facility approximated its carrying value of $23,500 and $17,122, respectively, due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at December 31, 2009 and 2010 was $287,250 and $293,250, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input. The carrying value of the Company’s senior secured notes due 2012 at December 31, 2009 and 2010 was $303,010 and $301,986, respectively.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
15. Commitments and Contingencies
The Company has employment agreements with certain key executives as of December 31, 2010. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation for a period of up to 12 months after termination.
The Company has standby letters of credit outstanding of $1,298, which are fully collateralized by either domestic certificates of deposit or the letter of credit subfacility under the Company’s Revolving Credit Facility.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2010 was approximately $20,670. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at December 31, 2010. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
In December 2008, the Company finalized a settlement with the local exchange carrier operating subsidiaries of our major telecommunications supplier, which extinguished virtually all outstanding disputes between the parties as of March 31, 2008. Additionally, the settlement included a comprehensive mutual release between the parties effective as of that date.
The Company has entered into a commercial agreement with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. The agreements, which expire in 2013, require certain minimum purchase obligations. The future obligations under this agreement are $40,859, $18,914 and $1,564 for the years ending December 31, 2011, 2012 and 2013, respectively.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)
16. Unaudited Quarterly Results of Operations
The following are the unaudited quarterly results of operations for the years ended December 31, 2009 and 2010. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of full year results.

	2010
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$105,706	$102,907	$100,423	$98,668

Cost of revenues (exclusive of depreciation and amortization)	50,060	49,605	47,214	46,981

Income from operations	6,469	2,258	5,234	6,881

Net loss	(3,737)	(7,412)	(4,650)	(2,953)

	2009
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$121,971	$116,050	$111,761	$106,670

Cost of revenues (exclusive of depreciation and amortization)	61,651	57,477	54,844	51,459

Income from operations	5,131	6,699	7,435	7,112

Net loss	(5,105)	(3,755)	(2,838)	(2,172)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
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

(c) Attestation Report of the Registered Public Accounting Firm
This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the rules of the SEC applicable to non-accelerated filers, which only requires the Company to provide management’s report in this annual report.
(d) Changes in Internal Control Over Financial Reporting
During our fourth fiscal quarter of 2010, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our board of directors is currently comprised of the following ten members: Steven F. Tunney, as Chairman of the Board; Samuel G. Rubenstein; John S. Patton, Jr.; B. Hagen Saville; Kerri Ford; Robert Manning; Peter J. Barris; Raul Martynek; Richard W. Roedel; and Michael K. Robinson.
Mr. Tunney, Mr. Rubenstein, Mr. Patton and Mr. Saville were appointed by MCG, Ms. Ford and Mr. Manning were appointed by Baker, Mr. Barris was appointed by NEA and Mr. Martynek was appointed by InfoHighway’s legacy shareholders.
Set forth below are the names and positions of our executive officers and directors as of March 18, 2011.

Name	Position
Michael K. Robinson	Chief Executive Officer, President and Director

Brian P. Crotty	Chief Operating Officer

Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary

Charles C. Hunter	Executive Vice President, General Counsel and Secretary

Kenneth A. Shulman	Chief Technology Officer and Chief Information Officer

Terrence J. Anderson	Executive Vice President — Corporate Development and Assistant Treasurer

Steven F. Tunney, Sr.	Chairman of the Board

Richard W. Roedel	Director and Chairman of the Audit Committee

Samuel G. Rubenstein	Director

John S. Patton, Jr.	Director

B. Hagen Saville	Director

Kerri Ford	Director

Robert Manning	Director

Peter J. Barris	Director

Raul K. Martynek	Director
All directors have served on our board of directors since at least the time of the Bridgecom merger in January 2005 except Mr. Saville, who joined subsequent to that event to replace another director designated by MCG who had resigned from the board, Mr. Martynek, who was appointed to our board of directors following his nomination from the former InfoHighway stockholders pursuant to our amended and restated shareholders agreement, Mr. Roedel and Mr. Robinson who were appointed to our board on January 8, 2009 and Ms. Ford, who was elected on March 9, 2011 to replace another director designated by Baker who had resigned from the board. All directors are elected to serve until their successors are elected and qualified, until such director’s death, or until such director shall have resigned or shall have been removed. Likewise all executive officers are appointed to serve until their successors are appointed and qualified, until such officer’s death, or until such officer shall have resigned or shall have been removed.

Biographies of Executive Officers
Michael K. Robinson, Chief Executive Officer, President and Director (54). Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Mr. Robinson was appointed to our board of directors on January 8, 2009 given his role as Chief Executive Officer. Mr. Robinson also serves on the board of directors of FairPoint (NASDAQ:FRP), a publicly traded telecommunications company. Prior to March 2005, Mr. Robinson had been with US LEC Corp., a publicly traded competitive communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson participates in various industry associations. Mr. Robinson holds a masters degree in business administration from Wake Forest University.
Brian P. Crotty, Chief Operating Officer (40). Mr. Crotty, Chief Operating Officer, has over 15 years of senior management experience in the telecom industry. In his role with Broadview, he is responsible for all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s Chief Operating Officer prior to its merger with Broadview. Prior to joining Bridgecom in 2000, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd. through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first competitive local exchange carriers in the state of Wisconsin. In addition, Mr. Crotty has also served in a managerial position with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.
Corey Rinker, Chief Financial Officer, Treasurer and Assistant Secretary (52). Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Treasurer and Assistant Secretary of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.
Charles C. Hunter, Executive Vice President, General Counsel and Secretary (58). Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 25-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly two decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.

Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (57). Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and customer relationship management systems, software and IT infrastructure. Mr. Shulman has over 30 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.S. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on advisory boards of Baker Capital, Vonair and T3 Communications.
Terrence J. Anderson, Executive Vice President — Corporate Development and Assistant Treasurer (44). Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.
Biographies of Directors
Steven F. Tunney, Sr. (50). Mr. Tunney has served as the President of MCG since May 2001 and as its Chief Executive Officer since 2006. Prior to that, he served as MCG’s Chief Operating Officer from 1998 to 2006, its Chief Financial Officer and Secretary from 1998 to 2000 and its Treasurer from 1998 to 2002. Mr. Tunney also serves on MCG’s board of directors, as well as the Investment and Valuation Committees. Prior to co-founding MCG, Mr. Tunney was a Vice President at First Union Corp. and Signet Banking Corp. From 1989 to 1995, Mr. Tunney was the Chief Financial Officer of Cambridge Information Group, Inc. From 1986 to 1989, Mr. Tunney was the Financial Manager of Legent Corporation, an international software development firm. From 1982 to 1986, Mr. Tunney was an auditor with PricewaterhouseCoopers. Mr. Tunney earned a B.S. in Business Administration from Towson State University in 1982 and is a certified public accountant. He also serves on the board of directors of Jet Plastica Investors, LLC, MCG Capital Corporation, Radio Pharmacy Investors, LLC, and Solutions Capital G.P., LLC. Mr. Tunney serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
Richard W. Roedel (61). Mr. Roedel spent much of his career with BDO Seidman LLP, an international accounting and consulting firm, where he ultimately served as Chairman and Chief Executive Officer. Mr Roedel currently serves as director of Brightpoint, Inc., IHS Inc., Sealy Corporation, Lorillard, Inc. and Luna Innovations Incorporated. Mr Roedel is chairman of the audit committees of Brightpoint, Sealy, Lorillard, Inc. and Luna Innovations Incorporated. Mr Roedel is also a board member of the Association of Audit Committee Members, Inc., a not-for-profit organization dedicated to strengthening audit committees. Mr. Roedel was on the board and chairman of the audit committee of Dade Behring Holdings, Inc. from October 2002 until November 2007 when Dade was acquired by Siemens AG. Mr. Roedel served in various capacities at Take-Two Interactive Software, Inc. from 2002 until 2005, including Chairman and Chief Executive Officer. From 1971 through 2000, he was employed by BDO Seidman LLP, becoming an audit partner in 1980, later being promoted in 1990 to Managing Partner in Chicago and then Managing Partner in New York in 1994 and finally in 1999 to Chairman and Chief Executive Officer. Mr Roedel is a graduate of The Ohio State University and a C.P.A. Mr. Roedel was nominated and elected to the board to serve as our independent director and the chairman of our audit committee.

Samuel G. Rubenstein (49). Mr. Rubenstein has served as an executive vice president and the general counsel of MCG since 2000 and served as the corporate secretary of MCG from 2000 to 2007. Mr. Rubenstein is responsible for the corporate and legal affairs of MCG. Prior to joining MCG, Mr. Rubenstein was partner in the Washington, D.C. office of Bryan Cave LLP, where his practice focused primarily on commercial and corporate finance transactions. He began his career practicing law as an attorney in the Washington, D.C. office of the law firm of Pepper Hamilton, LLP. Mr. Rubenstein received his J.D. from the George Washington University National Law Center and his B.B.A. from the University of Texas at Austin. He also serves on the board of directors of Coastal Sunbelt Real Estate, Inc., GMC Television Broadcasting Holdings, Inc., Jet Plastica Investors, LLC, NPS Holding Group, LLC, RadioPharmacy Investors, LLC, Solutions Capital G.P., LLC, and Total Sleep Holdings, Inc. Mr. Rubenstein serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
B. Hagen Saville (49). Mr. Saville is Executive Vice President and co-founder of MCG and a member of its Board of Directors. He is responsible for MCG’s business development activities and management of portfolio investments and sits on the firm’s Investment committee. Mr. Saville has been employed by MCG and its predecessors since January, 1994. Earlier in his career, Mr. Saville was employed in commercial and investment banking. Mr. Saville also serves on the board of directors of Coastal Sunbelt, LLC, Jet Plastica Industries, Inc., National Product Services, Inc., Radiopharmacy Investors, LLC, Solutions Capital G.P., LLC, and Total Sleep Holdings, Inc. Mr. Saville serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
John S. Patton, Jr. (52). Mr. Patton is a managing director and vice president of MCG. He is responsible for investment decisions and relationship management in MCG’s telecommunications practice, which focuses on competitive local exchange, long distance, data, Internet, wireless and communications support, including tower ownership and management. Using MCG’s flexible approach to funding and structuring capital, Mr. Patton has managed transactions that have allowed his customers to expand their product lines and distribution channels and make the necessary capital investments in provisioning capacity to support growth. Prior to joining MCG, Mr. Patton was a Vice President at First Union Corp. and Signet Banking Corp. Mr. Patton serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
Peter J. Barris (57). Mr. Barris is the managing general partner of NEA. He has been with NEA since 1992, and he serves as the general partner of New Enterprise Associates VII, L.P., New Enterprise Associates 9, L.P., New Enterprise Associates 10, L.P. and NEA Presidents Fund. Mr. Barris specializes in information technology companies. His current board memberships include Boingo Wireless Inc., eCommerce Industries Inc., eZiba Inc., Hillcrest Communications Inc., Mainstream Data Inc., Megisto Systems Inc. and Neutral Tandem Inc. He also serves on the board of directors of the Mid-Atlantic Venture Association Inc., the National Venture Capital Association Inc. and Venture Philanthropy Partners. His prior board memberships include UUNET Technologies Inc. (sold to MCI), AMISYS (acquired by HBO), CareerBuilder (acquired by Knight Ridder/Tribune Co.), Mobius Management Systems Inc., SALIX Technologies (acquired by Tellabs) and Tripod Inc. (acquired by Lycos, Inc.). Mr. Barris is a member of the Board of Trustees of Northwestern University, the Board of Overseers of the Tuck School at Dartmouth College and the Board of Advisors of the Tuck’s Center for Private Equity and Entrepreneurship at Dartmouth. Before joining NEA, Mr. Barris was President and Chief Operating Officer at Legent Corporation and Senior Vice President and General Manager of the Systems Software Division at UCCEL Corp. He also held various management positions between 1977 and 1985 at General Electric Company, including Vice President and General Manager at GE Information Services. He received a Masters in Business Administration from Dartmouth College and a Bachelor of Science in Electrical Engineering from Northwestern University. Mr. Barris serves as one of our directors as a designee of NEA pursuant to the terms of our amended and restated shareholders agreement.

Kerri Ford (39). Ms. Ford joined Baker Capital in 2003. Prior to joining Baker Capital, Ms. Ford was an investment banker at Goldman Sachs Group, Inc., advising both public and private companies. Previously, she held several positions at Cabletron Systems, a publicly traded computer networking hardware and enterprise management software company that is now a privately held company known as Enterasys Networks, Inc., where she held international financial management, government contracting, and other operational roles. Ms. Ford currently serves on the board of directors of MediaNet Digital, Inc. Ms. Ford earned her Masters in Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Science from the University of New Hampshire.
Robert Manning (51). Mr. Manning is a manager of the general partner of Baker Capital. Prior to joining Baker Capital in 2002, Mr. Manning was CFO of Intermedia Communications, Inc., an integrated communications services provider, and a director of its majority-owned subsidiary, Digex, Inc., a provider of complex, managed, web hosting services. Prior to Intermedia, he was an investment banker in the cable television and communications industries for nine years acting as both agent and principal. Mr. Manning left investment banking in 1991 to become one of the founding executives of DMX, Inc., a digital audio cable network that was sold to Liberty Media in 1996. Mr. Manning serves on the board of directors of Adaptix Inc. (Chairman), InterXion, N.V., DigiTV Plus Inc. and Wine.com (Chairman). Mr. Manning also serves on the Board of Trustees of the Maritime Aquarium in Norwalk, Connecticut. Mr. Manning is a graduate of Williams College. Mr. Manning serves as one of our directors as a designee of Baker Capital pursuant to the terms of our amended and restated shareholders agreement.
Raul K. Martynek (45). Mr. Martynek has served as a director of Broadview since August 2007. Mr. Martynek is currently the President and Chief Executive Officer of Voxel Dot Net, a cloud and managed services provider which he joined in January 2011. He served as a Senior Advisor to Plainfield Asset Management, a hedge fund, where he advised on investment opportunities in the telecommunications sector and advised the boards of portfolio companies on strategic and tactical initiatives, from May 2008 to December 2009. Mr. Martynek served as the Chief Restructuring Officer of Smart Telecom, a Dublin, Ireland-based fiber competitive local exchange carrier, or CLEC, from January 2009 to December 2009 and has served as a director since December 2009. He was President and Chief Executive Officer and a director of InfoHighway Communications Inc. (“InfoHighway”), a CLEC, from November 2003 to July 2007. InfoHighway was acquired by Broadview in May 2007. From March 1998 to November 2003, Mr. Martynek was Chief Operating Officer of Eureka Networks (“Eureka”), a telecommunications company, which acquired InfoHighway in August 2005. From December 1995 to March 1998, he served as an Executive Vice President of Gillette Global Network, a non-facilities based telecommunications carrier that merged with Eureka in 2000. Mr. Martynek received a B.A. in Political Science from SUNY-Binghamton and a Master in International Finance from Columbia University School of International and Public Affairs. Mr. Martynek serves as one of our directors as a designee of the legacy shareholders of InfoHighway pursuant to the terms of our amended and restated shareholders agreement.
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
At this time, we have not formed any committees of the board of directors other than our audit committee, as discussed below. Instead, our board of directors acts as a group to perform the functions of a compensation committee and from time to time our board appoints ad hoc committees. In 2007, the board of directors appointed an ad hoc compensation committee for the purposes of reviewing the documentation, construction and administration of the management incentive plan pursuant to which our named executive officers (and other members of our management team) may be granted equity. Our ad hoc compensation committee currently consists of Steven F. Tunney, Sr. and Robert Manning.
In addition, our board of directors reviews and approves compensation and benefit plans for executive officers and reviews general compensation policies with the objective of attracting and retaining superior talent and achieving our strategic and financial goals. The board also administers our stock option plans and grants, and evaluates and assesses executive performance. Pursuant to our amended and restated shareholders agreement, we have agreed to take all actions necessary to allow at least two directors designated by MCG and one director designated by Baker to be appointed to each committee of the board of directors.
In March 2009, we formed an audit committee of the board of directors consisting of Richard W. Roedel, Steven F. Tunney, Sr. and Raul Martynek. Prior to this time, our board of directors acted as a group to perform the functions of an audit committee and reviewed the work products of our independent auditors and were involved in the process of confirming that our auditors were independent. Our board of directors determined that its members demonstrated the capability of analyzing and evaluating our financial statements.
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
No officer or employee of the Company, or former officer of the Company, has participated in deliberations of our board of directors concerning executive compensation in the year ended December 31, 2010.
Indemnification
We intend to maintain directors’ and officers’ liability insurance. We expect to enter into indemnification agreements with our directors and certain employees to provide our directors and certain of their affiliated parties with additional indemnification and related rights.

Compensation Committee Report
The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with the Company’s management. Based on this review and these discussions, the Board of Directors recommended that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
The Board of Directors
Steven F. Tunney, Sr. — Chairman of the Board
Richard W. Roedel — Chairman of the Audit Committee
Samuel G. Rubenstein
John S. Patton, Jr.
B. Hagen Saville
Kerri Ford
Robert Manning
Peter J. Barris
Raul K. Martynek
Michael K. Robinson

Item 11.	Executive Compensation
COMPENSATION DISCUSSION & ANALYSIS
Compensation decisions with respect to our named executive officers have primarily been based on the goal of recruiting, retaining and motivating individuals who can help us meet and exceed our strategic financial and operational goals. We evaluate the amount of total compensation paid to each of our named executive officers during any fiscal year and primarily consider corporate, financial and operating goals, individual performance and industry trends in setting individual compensation levels for our named executive officers. Our compensation programs have historically been weighted toward cash compensation.
Determination of Compensation
Our board of directors is responsible for establishing and making decisions with respect to the compensation and benefit plans applicable to our named executive officers. Each year, our board reviews, modifies, and approves proposals prepared by our ad hoc compensation committee to determine the adjustments, if any, that need to be made to each element of our named executive officers’ compensation, including base salary and annual bonus. Mr. Tunney and Mr. Manning currently serve as our ad hoc compensation committee. Based upon recommendations from the Chief Executive Officer (other than with respect to his own compensation), the ad hoc compensation committee reviews, modifies and makes final recommendations with respect to base salaries and annual bonuses for each of our named executive officers.
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
In making compensation decisions in 2010, our board and ad hoc compensation committee did not undertake any formal benchmarking or review any formal surveys of compensation for our peer companies but rather relied on the members’ general knowledge of our industry, supplemented by advice from our Chief Executive Officer based on his knowledge of our industry in markets in which we participate.
Components of Compensation
For 2010, the compensation provided to our named executive officers consisted of the same elements generally available to our non-executive employees, including base salary, annual bonus and other perquisites and benefits, each of which is described in more detail below. Although 2010 was again a difficult year for the general business and capital markets, our board determined that no significant changes to our compensation programs were required.

Base Salary
The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, we intend to be competitive with our peer companies and in the telecommunications sector generally. Base salary is reviewed periodically by our board, with our Chief Executive Officer and ad hoc compensation committee providing recommendations to the board for each named executive officer (other than the Chief Executive Officer). In determining base salary, the board considers individual performance during the prior year, the mix of fixed to overall compensation, and subjective considerations relating to individual contributions, including contributions to the successful completion of discrete projects, as discussed above under “Determination of Compensation.” Our named executive officers did not receive an increase in their base salaries during 2010.
Annual Bonuses
Annual bonuses are intended to compensate executives for achieving our annual financial and strategic goals, including overall company performance, growth, achievement of synergies from acquisitions, and exceptional individual performance during the year. The amount of the discretionary annual bonus that will be paid to each of our named executive officers with respect to our 2010 fiscal year, if any, has not been determined by our board as of the date of this disclosure. We expect such determination, if any, to be made in the second quarter of 2011 and will disclose the payment basis of such bonuses on a Form 8-K promptly following the board’s determination. Based upon a preliminary review of various operating metrics, including EBITDA margin and revenue metrics, our ad hoc compensation committee approved an accrual relating to bonuses to be paid to certain eligible employees (including our named executive officers) of $1.5 million was included in our annual results.
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

SUMMARY COMPENSATION TABLE
The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2010, 2009 and 2008 by our named executive officers (Chief Executive Officer, Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2010, and whose total compensation exceeded $100,000 during that fiscal year).

Name and Principal				All Other
Position	Year	Salary	Bonus (1)	Compensation (2)	Total

Michael K. Robinson	2010	$450,000	$—	$105,588	$555,588
President and Chief Executive Officer	2009	450,000	240,000	95,843	785,843
	2008	436,264	230,000	120,446	786,710

Corey Rinker	2010	270,000	—	—	270,000
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2009	270,000	90,000	—	360,000
	2008	268,242	80,000	—	348,242

Brian P. Crotty	2010	335,000	—	—	335,000
Chief Operating Officer	2009	335,000	150,000	—	485,000
	2008	328,736	140,000	—	468,736

Charles C. Hunter	2010	270,000	—	—	270,000
Executive Vice President, General Counsel and Secretary	2009	270,000	90,000	—	360,000
	2008	265,000	80,000	—	345,000

Terrence J. Anderson	2010	270,000	—	—	270,000
Executive Vice President, Finance and Corporate Development	2009	270,000	90,000	—	360,000
	2008	265,000	80,000	—	345,000

Kenneth A. Shulman	2010	270,000	—	—	270,000
Executive Vice President, Chief Technology Officer and Chief Information Officer	2009	270,000	90,000	—	360,000
	2008	265,000	80,000	—	345,000

(1)
In 2011, the ad hoc compensation committee of the board of directors approved a $1.5 million discretionary bonus pool that will be allocated among our named executive officers and other employees. This pool was established to reward these individuals for their efforts in connection with continued progress with respect to improvement of various operating metrics, including EBITDA margin and revenue metrics. As of the date of this report, the portion of the pool that will be allocated to each of our named executive officers as their 2010 annual bonuses has not been determined. We expect such amounts to be determined in the second quarter of 2011 and will file a Form 8-K promptly after this information is determined.

(2)	Represents company paid travel expenses and lodging expenses of $58,571 incurred by Mr. Robinson during 2010, which were grossed up by $47,017 to make him whole for taxes he was required to pay.
Narrative Disclosure Relating to Summary Compensation Tables
Chief Executive Officer Employment Agreement
On February 10, 2005, we entered into an employment agreement with Mr. Robinson, pursuant to which he agreed to serve as our Chief Executive Officer for a three-year term with automatic one-year renewals. Mr. Robinson is entitled to a minimum base salary and is eligible to receive an annual bonus, as determined by our board, with a target bonus of between 30% and 100% of his annual base salary. If Mr. Robinson’s employment is terminated by us other than for cause, death or disability, by Mr. Robinson for good reason, or if we fail to extend the employment agreement, Mr. Robinson is entitled to (i) an amount equal to 100% of the sum of (a) his annual base salary and (b) the average of the annual cash performance bonus paid to Mr. Robinson over the previous three fiscal years, such amount to be paid in equal installments over 12 months, and (ii) immediate vesting of any unvested equity. Additionally, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay.

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

Management Incentive Plan
In February 2007, our board adopted the MIP, pursuant to which we granted options and restricted stock to our named executive officers and certain other key management employees. Grants of shares and options under the plan were valued at the fair market value at the time of grant and approved by our board. All options granted under the MIP expired unexercised on March 30, 2010. All restricted stock granted under the MIP was fully vested as of March 31, 2010.
STOCK VESTED AT FISCAL YEAR-END
The following table provides information for each named executive officer with respect to the shares of restricted stock which vested during 2010.

		Stock Awards
		Number of
	Class or	Units	Value
	Series	Acquired on	Realized
Name	of Stock	Vesting	on Vesting
Michael K. Robinson	—	—	$—
Corey Rinker	(1)	51	7,013
Brian P. Crotty	(1)	144	19,800
Charles C. Hunter	(1)	51	7,013
Terrence J. Anderson	(1)	111	15,263
Kenneth A. Shulman	(1)	86	11,825

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

Potential Payments Upon Termination Or Change In Control
Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table, upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, in the case of our Chief Executive Officer only, without good reason prior to a change in control (“voluntary termination”), (ii) termination other than for cause or with good reason (“involuntary termination”), (iii) termination by reason of an executive’s death or disability, and (iv) an involuntary termination following a change in control (“change in control termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2010, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event. For purposes of the MIP, “change in control” means (i) the sale or disposition of the assets of the Company; or (ii) any person or group becomes the beneficial owner of more than 50% of the total voting power of the voting stock of the Company pursuant to a transaction where the “investors” (as defined in the MIP) cease to control the board.

		Cash	Value of Tax
Name	Event	Severance	Gross-Up(1)	Total
Michael K. Robinson	Voluntary Termination	$—	$—	$—
	Involuntary Termination	685,000	—	685,000
	Death or Disability	—	—	—
	Change in Control Termination	685,000	—	685,000
Corey Rinker	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000
Brian P. Crotty	Voluntary Termination	—	—	—
	Involuntary Termination	335,000	—	335,000
	Death or Disability	—	—	—
	Change in Control Termination	335,000	—	335,000
Charles C. Hunter	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000
Terrence J. Anderson	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000
Kenneth A. Shulman	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000

(1)
Pursuant to the terms of Mr. Robinson’s employment agreement, in the event that any payment under the agreements constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to cover the 20% excise tax which may be imposed on such payment pursuant to Section 4999 of the Internal Revenue Code.

DIRECTOR COMPENSATION
During 2010, Mr. Roedel received $120,000 in annual cash compensation for his role as a director and chairman of the audit committee of the board. During 2010, no compensation was paid to any of the Company’s other directors, primarily due to their status as representatives of significant shareholders. In the event that new directors are elected to the Company’s board who are neither executives, nor represent significant shareholders, the Company may compensate such individual for their role on the board and board committees. It is anticipated that the compensation for such members of the board would be approved by the Company’s board that may be in place at that time. The Company’s directors are reimbursed for normal and customary expenses submitted in association with their participation at board meetings and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes set forth, as of December 31, 2010, certain information regarding the beneficial ownership of our capital stock by:
•	each stockholder known by us to beneficially own more than 5% of each class of our outstanding stock;
•	each of our directors and executive officers; and
•	all directors and executive officers as a group.
Unless otherwise indicated, the address for each shareholder listed is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573. Except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated. For purposes of calculations in the following chart, as of December 31, 2010, there were 9,333,680 shares outstanding of Class A Common Stock, 360,050 shares outstanding of Class B Common Stock, 87,254 shares outstanding of Series A Preferred Stock, 100,702 shares outstanding of Series A-1 Preferred Stock, 91,187 shares outstanding of Series B Preferred Stock, 64,633 shares outstanding of Series B-1 Preferred Stock and 14,402 shares outstanding of Series C Preferred Stock. Beneficial ownership is determined in accordance with SEC rules and generally represents voting or investment power with respect to securities. Shares of common stock subject to issuance upon conversion of our preferred stock, exercise of options and warrants within 60 days of December 31, 2010 are deemed outstanding for computing the ownership percentage of the person holding such securities, but are not deemed outstanding for computing the ownership percentage of any other person. Warrants issued in connection with the InfoHighway merger are not exercisable within 60 days of December 31, 2010.

			Class A				Class B
	Class A		Common Stock on an		Class B		Common Stock on an
	Common Stock		As-Converted Basis(1)		Common Stock		As-Converted Basis(1)
	Amount		Amount		Amount		Amount
	and	Percent of	and	Percent of	and	Percent of	and	Percent of
	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding	Nature of	Outstanding
	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares	Beneficial	Shares
	Ownership	of Class	Ownership	of Class	Ownership	of Class	Ownership	of Class

Steven F. Tunney, Sr.(2)	4,371,031	50.7%	12,392,268	72.9%

B. Hagen Saville(2)	4,371,031	50.7%	12,392,268	72.9%
Samuel G. Rubenstein(2)	4,371,031	50.7%	12,392,268	72.9%
John S. Patton, Jr.(2)	4,371,031	50.7%	12,392,268	72.9%
Robert Manning(3)	1,508,506	16.2%	3,951,369	33.6%
Peter J. Barris(4)	821,345	8.8%	2,151,424	20.2%
Michael K. Robinson(5)					92,075	25.6%	203,146	43.1%
Brian P. Crotty(6)					66,825	18.6%	147,437	33.5%
Terrence J. Anderson(7)					57,325	15.9%	126,477	29.5%
Kenneth A. Shulman(8)					36,525	10.1%	80,586	19.9%
Corey Rinker(9)					27,200	7.6%	60,012	15.3%
Charles C. Hunter(10)					25,450	7.1%	56,151	14.4%
Directors and Executive Officers as a Group(11)	7,060,882	75.6%	18,495,060	89.1%	305,400	84.8%	673,808	92.5%
MCG(2)	4,731,031	50.7%	12,392,268	72.9%
Baker(3)	1,508,506	16.2%	3,951,369	33.6%
NEA(4)	821,345	8.8%	2,151,424	20.2%
Com Ventures(12)	328,065	3.5%	859,331	8.7%
WPG(13)	224,072	2.4%	586,933	6.1%
Apollo(14)	163,161	1.7%	427,382	4.5%
Trimaran(15)	127,499	1.4%	333,969	3.5%

(1)
The calculation of Class A Common Stock on an As-Converted Basis includes all shares of Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock and Series B-1 Preferred Stock and warrants and options convertible or exercisable into Class A Common Stock within 60 days of December 31, 2010. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class A Common Stock upon a change of control or qualifying initial public offering.

The calculation of Class B Common Stock on an As-Converted Basis includes all shares of Series C Preferred Stock, warrants and options convertible or exercisable into Class B Common Stock within 60 days of December 31, 2010. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class B Common Stock upon a change of control or qualifying initial public offering.

(2)
MCG beneficially owns (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock, (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock and (iii) 1,282 shares of our Series B Preferred Stock, which represents 1.4% of the outstanding shares of our Series B Preferred Stock. Each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton is an officer of MCG Capital Corporation. By virtue of such relationship, each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton, may be deemed to beneficially own the shares listed as beneficially owned by MCG. Each of Mr. Tunney, Mr. Saville, Mr. Rubenstein and Mr. Patton disclaims beneficial ownership of such shares.

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

(5)	Mr. Robinson beneficially owns 3,683 shares of our Series C Preferred Stock, which represents 25.6% of the outstanding shares of our Series C Preferred Stock.

(6)	Mr. Crotty beneficially owns 2,673 shares of our Series C Preferred Stock, which represents 18.6% of the outstanding shares of our Series C Preferred Stock.

(7)	Mr. Anderson beneficially owns 2,293 shares of our Series C Preferred Stock, which represents 15.9% of the outstanding shares of our Series C Preferred Stock.

(8)	Mr. Shulman beneficially owns 1,461 shares of our Series C Preferred Stock, which represents 10.1% of the outstanding shares of our Series C Preferred Stock.

(9)	Mr. Rinker beneficially owns 1,088 shares of our Series C Preferred Stock, which represents 7.6% of the outstanding shares of our Series C Preferred Stock.

(10)	Mr. Hunter beneficially owns 1,018 shares of our Series C Preferred Stock, which represents 7.1% of the outstanding shares of our Series C Preferred Stock.

(11)
The Directors and Executive Officers as a group beneficially own (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock, (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock, (iii) 60,239 shares of our Series B Preferred Stock, which represents 66.1% of the outstanding shares of our Series B Preferred Stock, (iv) 34,237 shares of our Series B-1 Preferred Stock, which represents 53.0% of the outstanding shares of our Series B-1 Preferred Stock and (v) 12,217 shares of our Series C Preferred Stock, which represents 87.7% of the outstanding shares of our Series C Preferred Stock.

(12)
References to Com Ventures are to Communications Ventures II, L.P., ComVentures IV, L.P., Communications Ventures II Affiliates Fund, L.P., ComVentures IV CEO Fund, L.P., and ComVentures IV Entrepreneurs’ Fund, L.P. Com Ventures beneficially owns (i) 8,910 shares of our Series B Preferred Stock, which represents 9.8% of the outstanding shares of our Series B Preferred Stock and (ii) 4,213 shares of our Series B-1 Preferred Stock, which represents 6.5% of the outstanding shares of our Series B-1 Preferred Stock.

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

Securities authorized for issuance under equity compensation plans

		Number of Remaining
	Number of	Units Available
	Restricted	for Future Issuance
	Stock	under Equity
Plan Category	Units(1)	Compensation Plans
Equity compensation plans approved by security holders(2)	14,402	17,872
Total	14,402	17,872

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
Pursuant to the agreement, certain corporate action also requires the approval by holders of our Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock, Series B-1 Preferred Stock and/or the Series C Preferred Stock. The agreement also contains certain registration rights pursuant to which certain shareholders received piggyback registration rights, demand registration rights and Form S-3 registration rights.

Employment Agreements
We have employment agreements with certain of our executive officers, which are described in the section entitled “Executive Compensation.”
Policies and Procedures Regarding Transactions with Related Persons
Any transaction of the Company that is required to be reported under Item 404(a) of Regulation S-K is disclosed to the full board of directors and is reviewed and approved in accordance with applicable law. In addition, our shareholders agreement and the indenture governing our notes contain provisions restricting our ability to enter into transactions with affiliates. Any such transaction must be made on terms no less favorable to us than it would be if we entered into a similar relationship with an unaffiliated third party. Other than the provisions in the shareholders agreement and the indenture governing our notes we do not have written policies and procedures evidencing the foregoing. The entire board is responsible for overseeing the application of these polices and procedures.
Director Independence
At this time the independence requirements of Rule 4200 of NASDAQ and SEC Rule 10A-3 are not applicable to the Company. As a result, we have not assessed the independence of the members of the board of directors.

Item 14.	Principal Accounting Fees and Services
Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2009 and 2010 (in thousands):

	Years Ended December 31,
	2009	2010

Audit Fees	$836	$820
Audit-Related Fees	—	—
Tax Fees	—	45
All Other Fees	2	2

Total Fees	$838	$867

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
Financial Statements (See Item 8)

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2008, 2009 and 2010

Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2008, 2009 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2009 and 2010

Notes to Consolidated Financial Statements

Financial Statement Schedules
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at
	Beginning of	Charges to	Other		Balance at
	Period	Expenses	Accounts	Deductions (a)	End of Period

Allowance for uncollectible accounts receivable:
Year Ended December 31, 2008	$7,046	$5,539	$3,740	$(12,003)	$4,322
Year Ended December 31, 2009	4,322	6,924	2,936	(6,240)	7,942
Year Ended December 31, 2010	7,942	5,100	1,922	(4,300)	10,664

Valuation allowance for deferred tax assets:
Year Ended December 31, 2008	$47,643	$—	$16,563	$—	$64,206
Year Ended December 31, 2009	64,206	—	5,095	—	69,301
Year Ended December 31, 2010	69,301	—	7,901	—	77,202

(a)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.
(b) Exhibits

Exhibit
No.	Description

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

10.1	Management Incentive Plan, dated as of February 9, 2007, of Broadview Networks Holdings, Inc.(a)(c)

10.2	Employment Agreement, dated as of February 10, 2005, by and between Broadview Networks Holdings, Inc. and Michael K. Robinson.(a)(c)

10.3	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Brian Crotty.(a)(c)

10.4	Employment Agreement, dated as of January 14, 2004, by and between Broadview Networks Holdings, Inc. and Terrence J. Anderson.(a)(c)

10.5	Employment Agreement, dated as of January 14, 2005, by and between Broadview Networks Holdings, Inc. and Kenneth Shulman.(a)(c)

10.6	Employment Agreement, dated as of March 3, 1994, by and between Bridgecom Holdings, Inc. and Charles Hunter.(a)(c)

10.7	Employment Agreement, dated as of March 3, 2994, by and between Bridgecom Holdings, Inc. and Corey Rinker.(a)(c)

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

Exhibit
No.	Description

10.18
Joinder No. 2 to the Intercreditor Agreement, dated as of June 26, 2007, by and among The CIT Group/Business Credit, Inc., as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)

10.19	Third Amended and Restated Shareholders Agreement, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc. and the shareholders named therein.(b)

10.20	Indemnity Escrow Agreement, dated May 31, 2007, between Broadview Networks Holdings, Inc., the agent for the former stockholders of Eureka Broadband Corporation and JP Morgan Chase Bank, N.A.(b)

10.21	Escrow Agreement, dated September 29, 2006, by and among ATX Communications, Inc., LUK CLEC LLC, Broadview Networks Holdings, Inc. and JPMorgan Chase Bank, N.A. (d)

10.22	1997 Stock Option Plan.(c)(d)

10.23	2000 Stock Option Plan.(c)(d)

10.24
Amendment No. 2 to the Credit Agreement, dated as of November 12, 2010, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(e)

10.25	Form of Indemnification Agreement.*

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Broadview Networks Holdings, Inc.*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form S-4/A filed on October 16, 2007 (File No. 333-142946).

(b)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 8-K filed on November 19, 2007 (File No. 333-142946).

(c)	Management contract or compensatory plan or arrangement.

(d)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 10-K filed on March 25, 2009 (File No. 333-147720).

(e)	Incorporated by reference to Broadview Networks Holdings, Inc.’s Form 10-Q filed on November 15, 2010 (File No. 333-142946).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of March, 2011.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Michael K. Robinson Michael K. Robinson	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 18, 2011

/s/ Corey Rinker Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 18, 2011

/s/ Steven F. Tunney Steven F. Tunney	Director	March 18, 2011

/s/ Richard W. Roedel Richard W. Roedel	Director	March 18, 2011

/s/ Samuel G. Rubenstein Samuel G. Rubenstein	Director	March 18, 2011

/s/ John S. Patton, Jr. John S. Patton, Jr.	Director	March 18, 2011

/s/ B. Hagen Saville B. Hagen Saville	Director	March 18, 2011

/s/ Kerri Ford Kerri Ford	Director	March 18, 2011

/s/ Robert Manning Robert Manning	Director	March 18, 2011

/s/ Peter J. Barris Peter J. Barris	Director	March 18, 2011

/s/ Raul K. Martynek Raul Martynek	Director	March 18, 2011

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.