Form 10-Q
period 2011-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2011-05-09
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Class A Common Stock, $.01 par value per share	9,333,680
Class B Common Stock, $.01 par value per share	360,050

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,546	$25,204
Certificates of deposit	2,387	2,894
Investment securities	13,556	13,554
Accounts receivable, less allowance for doubtful accounts of $12,622 and $10,664	36,971	35,945
Other current assets	11,630	10,718

Total current assets	75,090	88,315

Property and equipment, net	85,589	85,144
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $41,154 and $39,747	13,646	15,053
Other assets	7,616	8,075

Total assets	$280,179	$294,825

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Revolving credit facility	$17,122	$—
Accounts payable	12,900	12,431
Accrued expenses and other current liabilities	17,652	29,232
Taxes payable	6,497	9,361
Deferred revenues	8,588	8,555
Current portion of capital lease obligations	2,367	2,298

Total current liabilities	65,126	61,877

Long-term debt	301,711	319,108
Deferred rent payable	3,578	3,086
Deferred revenues	1,063	1,133
Capital lease obligations, net of current portion	3,870	2,682
Deferred income taxes payable	4,252	4,009
Other	456	769

Total liabilities	380,056	392,664

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $181,922 and $176,623	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $209,961 and $203,845	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $190,122 and $184,585	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 64,633 shares entitled in liquidation to $134,759 and $130,834	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $22,591 and $21,717	—	—
Additional paid-in capital	140,811	140,811
Accumulated deficit	(240,626)	(238,588)
Treasury stock, at cost	(177)	(177)

Total stockholders’ deficiency	(99,877)	(97,839)

Total liabilities and stockholders’ deficiency	$280,179	$294,825

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Revenues	$98,419	$105,706
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	45,837	50,060
Selling, general and administrative	34,770	37,769
Depreciation and amortization	9,781	11,408

Total operating expenses	90,388	99,237

Income from operations	8,031	6,469
Interest expense	(9,717)	(9,922)
Interest income	20	4

Loss before provision for income taxes	(1,666)	(3,449)
Provision for income taxes	(372)	(288)

Net loss	$(2,038)	$(3,737)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2011	2010

Cash flows from operating activities	$(2,038)	$(3,737)
Net loss
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,371	7,888
Amortization of deferred financing costs	674	656
Amortization of intangible assets	1,407	3,505
Amortization of bond premium	(275)	(245)
Provision for doubtful accounts	566	1,411
Share-based compensation	—	59
Deferred income taxes	243	242
Other	(316)	14
Changes in operating assets and liabilities:
Accounts receivable	(1,592)	1,293
Other current assets	(912)	979
Other assets	(215)	(53)
Accounts payable	469	(493)
Accrued expenses and other current liabilities	(14,444)	(14,857)
Deferred revenues	(37)	(156)
Deferred rent payable	492	95

Net cash used in operating activities	(7,607)	(3,399)

Cash flows from investing activities
Purchases of property and equipment	(8,816)	(7,709)
Purchases of investment securities	(13,556)	(38,554)
Sales of investment securities	13,557	38,556
Other	507	(3)

Net cash used in investing activities	(8,308)	(7,710)

Cash flows from financing activities
Repayments of revolving credit facility	—	(100)
Proceeds from capital lease financing	2,006	22
Payments on capital lease obligations	(749)	(932)

Net cash provided by (used in) financing activities	1,257	(1,010)

Net decrease in cash and cash equivalents	(14,658)	(12,119)
Cash and cash equivalents at beginning of period	25,204	21,975

Cash and cash equivalents at end of period	$10,546	$9,856

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)
1. Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2010 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
2. Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $13,556 and $13,554 as of March 31, 2011 and December 31, 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in less than one year. The cost of these investment securities approximated their fair value as of March 31, 2011 and 2010. During the three months ended March 31, 2011 and 2010, the Company purchased $13,556 and $38,554 and sold $13,557 and $38,556 respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.
3. Recent Accounting Pronouncements
In September 2009, the accounting standard regarding multiple deliverable arrangements was updated to require the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. The Company adopted this standard on January 1, 2011. The adoption of this standard update did not have a significant impact on the Company’s consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)
3. Recent Accounting Pronouncements (continued)
In September 2009, the accounting standard regarding arrangements that include software elements was updated to require tangible products that contain software and non-software elements that work together to deliver the products essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. The Company adopted this standard on January 1, 2011. The adoption of this standard update did not have a significant impact on the Company’s consolidated financial statements.
4. Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of March 31, 2011 and December 31, 2010 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $13,556 and $13,554 which are based on the publicly quoted market price as of March 31, 2011 and December 31, 2010, respectively.
As of March 31, 2011 and December 31, 2010, the fair value of the amount outstanding under the Company’s revolving credit facility approximated its carrying value of $17,122 and $17,122, respectively, due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at March 31, 2011 and December 31, 2010 was $294,000 and $293,250, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input. The carrying value of the Company’s senior secured notes at March 31, 2011 and December 31, 2010 was $301,711 and $301,986, respectively.
5. Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2011 was approximately $17,326. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at March 31, 2011. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows. For more information, see our Form 10-K for the year ended December 31, 2010.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)
6. Long-term Debt Guarantees
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
7. Income Taxes
At March 31, 2011, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $196,848, which begin to expire in 2019. The Company has provided a full valuation allowance against the net deferred tax asset because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2010 filed with the SEC.
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
We recorded an operating loss of $3.0 million for the year ended December 31, 2008. For the years ended December 31, 2010 and 2009, we recorded operating income of $20.8 million and $26.4 million, respectively. For the three months ended March 31, 2011 and the years ended December 31, 2010, 2009 and 2008, we recorded net losses of $2.0 million, $18.8 million, $13.9 million and $42.9 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results.
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
As of March 31, 2011, we had approximately 260 sales, sales management and sales support employees, including approximately 190 quota-bearing sales representatives, who target small and medium sized business or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We also offer our hosted IP product, OfficeSuite, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel. We focus our sales efforts on communications intensive business customers who purchase multiple products that can be cost-effectively delivered on our network. These customers generally purchase high margin services in multi-year contracts and result in high retention rates. We believe that a lack of focus on the small and medium sized business segment from the Regional Bell Operating Companies has created an increased demand for alternatives in the small and medium sized business communications market. Consequently, we view this market as a sustainable growth opportunity and have focused our strategies on providing small and medium sized businesses with a competitive communications solution.

We focus our business strategy on providing services based on our T-1-based products, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1-based products. Revenue from the sale of T-1-based products and managed services represents approximately 49% of our total revenue and approximately 57% of our retail revenue stream, with typical incremental gross profit margins in excess of 60%.
Our facilities-based network encompasses approximately 2,900 route miles of metro and long-haul fiber, approximately 260 collocations and approximately 475 lit buildings. Our network has the ability to deliver traditional services, such as Plain Old Telephone Service (“POTS”) and T-1 lines, as well as Digital Subscriber Line (“DSL”), and next generation services, such as dynamic VoIP integrated T-1s, Ethernet in the first mile, hosted VoIP solutions, and MPLS Virtual Private Networks. We provide services to our customers primarily through our network of owned telecommunications switches, data routers and related equipment and owned and leased communications lines and transport facilities using a variety of access methods, including unbundled network element loops, special access circuits and digital T-1 transmission lines for our on-net customers. A significant portion of our customer base has been migrated to a cost-effective and efficient IP-based infrastructure, which enhances the performance of our network. As of March 31, 2011, approximately 75% of our total lines were provisioned on-net.
Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2011	2010

Revenues:
Voice and data services	85.8%	87.6%
Wholesale	5.7%	5.0%
Access	6.2%	5.2%

Total network services	97.7%	97.8%
Other	2.3%	2.2%

Total revenues	100.0%	100.0%

Operating expenses:
Network services	45.6%	46.6%
Other cost of revenues	1.0%	0.8%
Selling, general and administrative	35.3%	35.7%
Depreciation and amortization	9.9%	10.8%

Total operating expenses	91.8%	93.9%

Income from operations	8.2%	6.1%
Interest expense, net of interest income	(9.9%)	(9.4%)

Loss before provision for income taxes	(1.7%)	(3.3%)
Provision for income taxes	(0.4%)	(0.3%)

Net loss	(2.1%)	(3.6%)

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
We generate approximately 86% of our revenues from retail end customer voice and data products and services. Revenue from end customer data includes T-1/T-3, integrated T-1 data and other managed services trending to an increasing percentage of our overall revenue even as voice revenues, predominately POTS and long distance services, remain the core of our revenue base. Data cabling, service installation and wiring and phone systems sales and installation also form a small portion of our overall business. We continue to focus on data, managed and hosted services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.
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
Our off-net network services cost of revenues consists of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The commercial agreements, which expire between June 2011 and December 2013, require certain minimum purchase obligations, which we have met in all of the years we were under the commercial agreements.

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
Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents income from operations, before depreciation and amortization and SG&A. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenues, cost of revenues, and income from operations to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2011	2010

Income from operations	$8,031	$6,469
Depreciation and amortization	9,781	11,408
Selling, general and administrative	34,770	37,769

Gross profit	$52,582	$55,646

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
Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents net loss before depreciation and amortization, interest income and expense, provision for income taxes, share-based compensation, severance and related separation costs and professional fees related to strategic initiatives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenues, to assess our historical and prospective operating performance.

The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2011	2010

Net loss	$(2,038)	$(3,737)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	9,781	11,408
Interest expense, net of interest income	9,697	9,918
Provision for income taxes	372	288

EBITDA	17,812	17,877
Severance and related separation costs	152	39
Professional fees related to strategic initiatives	42	32
Share-based compensation	—	59

Adjusted EBITDA	$18,006	$18,007

Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Components of Results of Operations—Adjusted EBITDA Presentation” in our Form 10-K for the year ended December 31, 2010 for our reasons for including adjusted EBITDA data in this quarterly report and for material limitations with respect to the usefulness of this measurement.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2011 and 2010.
The following table provides a breakdown of components of our statements of operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Network services	$96,166	97.7%	$103,389	97.8%	(7.0%)
Other	2,253	2.3%	2,317	2.2%	(2.8%)

Total revenues	98,419	100.0%	105,706	100.0%	(6.9%)

Cost of revenues:
Network services	44,899	45.6%	49,255	46.6%	(8.8%)
Other	938	1.0%	805	0.8%	16.5%

Total cost of revenues	45,837	46.6%	50,060	47.4%	(8.4%)

Gross profit:
Network services	51,267	52.1%	54,134	51.2%	(5.3%)
Other	1,315	1.3%	1,512	1.4%	(13.0%)

Total gross profit	$52,582	53.4%	$55,646	52.6%	(5.5%)

Revenues
Revenues for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31,
	2011		2010
		% of Total		% of Total
	Amount	Revenues	Amount	Revenues	% Change

Revenues:
Voice and data services	$84,399	85.8%	$92,625	87.6%	(8.9%)
Wholesale	5,656	5.7%	5,236	5.0%	8.0%
Access	6,111	6.2%	5,528	5.2%	10.5%

Total network services	96,166	97.7%	103,389	97.8%	(7.0%)
Other	2,253	2.3%	2,317	2.2%	(2.8%)

Total revenues	$98,419	100.0%	$105,706	100.0%	(6.9%)

Revenues from voice services have decreased $7.6 million or 11.8% between 2011 and 2010. This decrease is due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. Our revenues from data services have decreased by $0.9 million or 3.6% between 2011 and 2010. Our carrier access revenues have increased due to a one-time settlement of reciprocal compensation charges. Excluding this settlement, our carrier access revenues have decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. In addition, carrier access revenues have decreased due to lower fees charged to the carriers. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which revenues were substantially the same in 2011 and 2010.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $45.8 million for the three months ended March 31, 2011, a decrease of 8.4% from $50.1 million for the same period in 2010 due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $35.6 million, or 77.6% of our total cost of revenues for the three months ended March 31, 2011 and $38.7 million, or 77.3%, in the three months ended March 31, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $8.0 million, $4.8 million and $11.4 million, respectively, for the three months ended March 31, 2011. Combined, these costs decreased by 11.7% between 2011 and 2010. These costs totaled $9.6 million, $5.8 million and $12.0 million, respectively, for the three months ended March 31, 2010. We have experienced a decrease in these costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $52.6 million for the three months ended March 31, 2011, a decrease of 5.5% from $55.6 million for the same period in 2010. The decrease in gross profit is due to the decline in revenue. As a percentage of revenues gross profit increased to 53.4% in 2011 from 52.6% in 2010. The increase in gross profit as a percentage of revenue is primarily due to lower costs resulting from provisioning more lines from resale and unbundled network platform to on-net. We are focusing sales initiatives towards increasing the amount of data and integrated T-1 lines sold, as we believe that these initiatives will produce incrementally higher margins than those currently reported from POTS services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative
SG&A expenses were $34.8 million, 35.3% of revenues, for the three months ended March 31, 2011, a decrease of 7.9% from $37.8 million, 35.7% of revenues, for the same period in 2010. This decrease is primarily due to decreased bad debt expenses of $0.8 million from decreased accounts receivable write-offs during the three months ended March 31, 2011.
Depreciation and Amortization
Depreciation and amortization costs were $9.8 million for the three months ended March 31, 2011, a decrease of 14.0% from $11.4 million for the same period in 2010. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2010. Amortization expense included in our results of operations for customer base intangible assets for the three months ended March 31, 2011 was $1.3 million, a decrease of $1.8 million from $3.1 million included in our results of operations during the same period in 2010.
Interest
Interest expense was $9.7 million for the three months ended March 31, 2011, a decrease of 2.0% from $9.9 million for the same period in 2010. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the three months ended March 31, 2011 compared to the same period in 2010. The lower average debt balance is due to reduced borrowings under our revolving credit facility. Our effective annual interest rates for the three months ended March 31, 2011 and 2010 are as follows:

	Three Months Ended March 31,
	2011	2010

Interest expense	$9,717	$9,922
Weighted average debt outstanding	$322,731	$327,852
Effective interest rate	12.04%	12.11%
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
We do maintain standby letters of credit outstanding of $3.5 million, of which $1.3 million are fully collateralized by the letter of credit subfacility under our revolving credit facility. We posted cash collateral of $2.2 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and are pursuant to state regulatory requirements.
Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. A significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. As of March 31, 2011, we had $5.5 million of capital lease obligations outstanding under our capital lease lines and $0.4 million of availability remaining. As of March 31, 2011, we had $17.1 million of outstanding borrowings under our revolving credit facility. Additionally, we have used our revolving credit facility to collateralize $1.3 million of outstanding letters of credit as of March 31, 2011. Outstanding borrowings under our revolving credit facility are due and payable on February 23, 2012. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.

As of March 31, 2011, we will require approximately $51.2 million in cash to service the interest due on our notes throughout the remaining life of the notes. Our notes and our revolving credit facility both mature in 2012. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $17.3 million as of March 31, 2011. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
Cash Flows from Operating Activities
Cash used in operating activities was $7.6 million for the three months ended March 31, 2011, compared to $3.4 million for the same period in 2010. During each of the three months ended March 31, 2011 and 2010, we paid $17.1 million in interest expense on our notes. The increase in cash used in operations was primarily due to increases in working capital in 2011 compared to decreased working capital in 2010.
Cash Flows from Investing Activities
Cash used in investing activities was $8.3 million for the three months ended March 31, 2011, compared to $7.7 million for the same period in 2010. The change in cash flow from investing activities was due to increased capital expenditures.
Cash Flows from Financing Activities
Cash flows provided by financing activities was $1.3 million for the three months ended March 31, 2011, compared to cash used in financing activities $1.0 million for the same period in 2010. The change in cash flows from financing activities was primarily due to additional proceeds from capital lease financing of $2.0 million during the three months ended March 31, 2011 as compared to the same period in 2010.

Application of Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and footnotes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. For more information, see our Form 10-K for the year ended December 31, 2010.
Other Matters
At March 31, 2011, we had net NOLs available totaling approximately $196.8 million, which begin to expire in 2019. We have provided a full valuation allowance against the net deferred tax asset as of March 31, 2011 because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of long-term debt with fixed interest rates and our revolving credit facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2011. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
Our investment securities are classified as available for sale, and consequently, are recorded on the balance sheets at fair value with unrealized gains and losses reflected in stockholders’ deficiency. Our investment securities are comprised solely of short-term U.S. Treasury notes with original maturity dates of less than one year. These investment securities like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of our senior secured notes at March 31, 2011, was approximately $294.0 million and was based on publicly quoted market prices. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the debt outstanding under our revolving credit facility approximates its carrying value of $17.1 million due to its variable interest rate. A hypothetical change in interest rates of 100 basis points would change our interest expense by $0.2 million on an annual basis.

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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. For information regarding the Company’s internal control over financial reporting, see our Form 10-K for the year ended December 31, 2010.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2010, which should be read in conjunction with this report.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2011.

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