Form 10-Q
period 2011-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2011-08-08
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2011
Class A Common Stock, $.01 par value per share	9,333,680
Class B Common Stock, $.01 par value per share	360,050

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,103	$25,204
Certificates of deposit	2,391	2,894
Investment securities	13,567	13,554
Accounts receivable, less allowance for doubtful accounts of $13,786 and $10,664	36,466	35,945
Other current assets	10,601	10,718
Total current assets	84,128	88,315
Property and equipment, net	85,467	85,144
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $42,515 and $39,747	12,285	15,053
Other assets	6,636	8,075
Total assets	$286,754	$294,825
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Revolving credit facility	$17,122	$—
Accounts payable	10,241	12,431
Accrued expenses and other current liabilities	29,082	29,232
Taxes payable	7,126	9,361
Deferred revenues	8,376	8,555
Current portion of capital lease obligations	2,199	2,298
Total current liabilities	74,146	61,877
Long-term debt	301,429	319,108
Deferred rent payable	3,804	3,086
Deferred revenues	1,026	1,133
Capital lease obligations, net of current portion	3,302	2,682
Deferred income taxes payable	4,494	4,009
Other	456	769
Total liabilities	388,657	392,664
Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $187,380 and $176,623	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares entitled in liquidation to $216,260 and $203,845	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $195,828 and $184,585	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 64,633 shares entitled in liquidation to $138,803 and $130,834	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $23,492 and $21,717	—	—
Additional paid-in capital	140,811	140,811
Accumulated deficit	(242,652)	(238,588)
Treasury stock, at cost	(177)	(177)
Total stockholders’ deficiency	(101,903)	(97,839)
Total liabilities and stockholders’ deficiency	$286,754	$294,825
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$95,537	$102,907	$193,955	$208,613
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	45,028	49,605	90,865	99,665
Selling, general and administrative	32,813	39,701	67,582	77,471
Depreciation and amortization	9,987	11,343	19,768	22,751
Total operating expenses	87,828	100,649	178,215	199,887
Income from operations	7,709	2,258	15,740	8,726
Interest expense	(9,616)	(9,440)	(19,333)	(19,363)
Interest income	17	12	37	17
Other income	183	—	183	—
Loss before provision for income taxes	(1,707)	(7,170)	(3,373)	(10,620)
Provision for income taxes	(319)	(242)	(691)	(530)
Net loss	$(2,026)	$(7,412)	$(4,064)	$(11,150)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(4,064)	$(11,150)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,998	15,711
Amortization of deferred financing costs	1,348	1,313
Amortization of intangible assets	2,768	7,010
Amortization of bond premium	(557)	(497)
Provision for doubtful accounts	1,349	2,438
Write-off of costs incurred in connection with initial public offering	—	3,669
Share-based compensation	—	59
Deferred income taxes	485	485
Other	(318)	23
Changes in operating assets and liabilities:
Accounts receivable	(1,870)	1,688
Other current assets	117	426
Other assets	91	130
Accounts payable	(2,190)	(130)
Accrued expenses, other current liabilities and taxes payable	(2,385)	(7,781)
Deferred revenues	(286)	(371)
Deferred rent payable	718	(26)
Net cash provided by operating activities	12,204	12,997

Cash flows from investing activities
Purchases of property and equipment	(17,321)	(16,474)
Purchases of investment securities	(35,681)	(70,653)
Sales of investment securities	35,673	75,655
Other	503	(216)
Net cash used in investing activities	(16,826)	(11,688)

Cash flows from financing activities
Repayments of revolving credit facility	—	(6,378)
Proceeds from capital lease financing	2,006	142
Payments on capital lease obligations	(1,485)	(1,832)
Net cash provided by (used in) financing activities	521	(8,068)
Net decrease in cash and cash equivalents	(4,101)	(6,759)
Cash and cash equivalents at beginning of period	25,204	21,975
Cash and cash equivalents at end of period	$21,103	$15,216

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
The Company is an integrated communications company founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial and residential customers historically in the northeast United States. In addition, the Company offers certain services on a nationwide basis.

2.	Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $13,567 and $13,554 as of June 30, 2011 and December 31, 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in one year or less. The cost of these investment securities approximated their fair value as of June 30, 2011 and December 31, 2010. During the six months ended June 30, 2011 and 2010, the Company purchased $35,681 and $70,653 and sold $35,673 and $75,655, respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

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
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of June 30, 2011 and December 31, 2010 are deemed to approximate fair value because of their liquidity and short-term nature.
As of both June 30, 2011 and December 31, 2010, the fair value of the amount outstanding under the Company’s revolving credit facility approximated its carrying value of $17,122 due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at June 30, 2011 and December 31, 2010 was $284,250 and $293,250, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input. The carrying value of the Company’s senior secured notes at June 30, 2011 and December 31, 2010 was $301,429 and $301,986, respectively.

5.	Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2011 was approximately $18,067. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at June 30, 2011. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
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
At June 30, 2011, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $192,779, which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading communications and IT solutions provider to small and medium sized business ("SMB") and large business, or enterprise, customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We offer a comprehensive product portfolio and deliver an end-to-end communications solution to our customers, with a focus on addressing critical and complex infrastructure, productivity and security needs through a combination of products and services. We have been a leading provider of cloud-based products and services in our Northeast and Mid-Atlantic markets since 2006 and have been providing these products and services nationwide since late 2009. For the six months ended June 30, 2011, approximately 86% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 14.0% of our total revenue was generated from wholesale, carrier access and other market channels. For the six months ended June 30, 2011, we generated revenues of $194.0 million and Adjusted EBITDA of $35.8 million. See the section of this quarterly report entitled “Adjusted EBITDA Presentation” for a reconciliation of adjusted EBITDA to net loss.

For the six months ended June 30, 2011, we recorded operating income of $15.7 million. For the years ended December 31, 2010 and 2009, we recorded operating income of $20.8 million and $26.4 million, respectively. We recorded an operating loss of $3.0 million for the year ended December 31, 2008. For the six months ended June 30, 2011 and the years ended December 31, 2010, 2009 and 2008, we recorded net losses of $4.1 million, $18.8 million, $13.9 million and $42.9 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results.

Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, competitive local exchange carriers ("CLECs") and newer entrants such as Voice Over Internet Protocol ("VoIP"), wireless and other service providers. These factors are partially mitigated by several positive trends. These include increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.

As of June 30, 2011, we had approximately 250 sales, sales management and sales support employees, including approximately 190 quota-bearing representatives in all sales channels, the vast majority of whom target SMB or enterprise customers located within the footprint of our switching centers and approximately 260 collocations. We also offer our cloud-based solutions, including our OfficeSuiteTM VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. We are currently exploring additional marketing channels to bring our products to market, which may involve modest fluctuations in our quota-bearing headcount and some incremental expenditures on overall sales and marketing activity.

We focus our sales efforts on communications intensive multi-location business customers who purchase multiple products. These customers generally purchase high margin services in multi-year contracts, resulting in high retention rates. We believe that the lack of focus from the incumbent local exchange carriers ("ILECs") and cable companies on the SMB segment has created a sustainable growth opportunity and have focused our strategies on providing SMB and enterprise businesses with a competitive communications solution.

We focus our business strategy on providing T-1 and Ethernet-based products, as well as our cloud-based services, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company's revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to accounts which purchase T-1 and Internet Protocol ("IP") based products and cloud-based services. For the quarter ended June 30, 2011, revenue from these accounts represented approximately 73% of our retail revenue with 11% of retail revenue generated by cloud-based products, 47% of retail revenue generated by other T-1 and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1 and IP based accounts. For the most recent quarter, T-1 and IP-based products represented approximately 76% of new retail sales with typical incremental gross profit margins in excess of 60%. Cloud-based products represented approximately 25% of new retail sales while other T-1 and IP based products represented 51% of new retail sales. From the first quarter of 2009 to the second quarter of 2011, cloud-based products and services have grown at a 31% compounded annual growth rate ("CAGR").

Our facilities-based network encompasses approximately 2,900 route miles of metro and long-haul fiber and approximately 260 collocations. We have agreements in place with approximately 450 lit buildings that allow us to collocate our network equipment in order to reduce our last-mile cost. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching ("MPLS") platforms. These platforms, in conjunction with our extensive software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper ("EoC") access technology, enabling us to provide multi-megabit data services through copper loops to customers in selected major metropolitan collocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of June 30, 2011, approximately 78% of our total lines were provisioned on-net.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
Voice and data services	87.0%	88.2%	86.4%	88.0%
Wholesale	6.2%	5.2%	6.0%	5.0%
Access	4.7%	4.2%	5.4%	4.7%
Total network services	97.9%	97.6%	97.8%	97.7%
Other	2.1%	2.4%	2.2%	2.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	46.3%	47.4%	45.9%	47.0%
Other cost of revenues	0.8%	0.8%	1.0%	0.8%
Selling, general and administrative	34.3%	38.6%	34.8%	37.1%
Depreciation and amortization	10.5%	11.0%	10.2%	10.9%
Total operating expenses	91.9%	97.8%	91.9%	95.8%
Income from operations	8.1%	2.2%	8.1%	4.2%
Interest expense, net of interest income	(10.1)%	(9.2)%	(9.9)%	(9.3)%
Other income	0.2%	—%	0.1%	—%
Loss before provision for income taxes	(1.8)%	(7.0)%	(1.7)%	(5.1)%
Provision for income taxes	(0.3)%	(0.2)%	(0.4)%	(0.2)%
Net loss	(2.1)%	(7.2)%	(2.1)%	(5.3)%

Key Components of Results of Operations
Revenues

Our revenues, as detailed in the table above, consist primarily of network services revenues, which consists primarily of voice and data managed and hosted services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, data collocation services and transport services. Access services includes carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represent a predominantly recurring revenue stream linked to our retail and wholesale customers.

For the six months ended June 30, 2011, approximately 86% of our total revenue was generated from retail end user customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services, T-1/T-3 and other managed services, is trending to an increasing percentage of our overall revenue over the past several years, while voice revenues are declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). As the effects of the recession have gradually mitigated, we have experienced a reduction in our quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline was 3.6% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. From the first quarter of 2009 to the second quarter of 2011, cloud-based products and services have grown at a 31% CAGR. As a result, the sequential quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved consistently over the most recent three quarters, decreasing only $1.1 million in the current quarter as compared to an average quarterly decrease of $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 20, 2009. Our cloud-based products and services comprised approximately 11% of our retail revenue and approximately 25% of new retail sales. Data cabling, service installation and wiring and phone systems sales and installation also form a small portion of our overall business. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

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

The costs to obtain local loops, digital T-1 lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and by state and are regulated under federal and state laws. We do not anticipate any significant changes in Verizon local loop, digital T-1 line or high capacity digital interoffice transport facility rates in the near future. Except for our lit buildings, within our footprint we obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in most cases, the ILECs are our only source for local loops and T-1 lines.

Our off-net network services cost of revenues consist of amounts we pay to Verizon and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The commercial agreements, which expire between November 2011 and December 2013, require certain minimum purchase obligations, which we have met in all of the years we were under the commercial agreements.

Our network services cost of revenues include the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of the agreements contain significant termination penalties and/or minimum usage volume commitments. In the event we fail to meet minimum volume commitments, we may be obligated to pay underutilization charges. We do not anticipate having to pay any underutilization charges in the foreseeable future.

Gross Profit (exclusive of depreciation and amortization)

Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations, represents income from operations, before depreciation and amortization and SG&A. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenues, cost of revenues, and income from operations to assess our historical and prospective operating performance. We have achieved an increased gross profit as a percentage of revenue primarily due to our shift to more profitable customers and our focus on network optimization.

The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Income from operations	$7,709	$2,258	$15,740	$8,726
Depreciation and amortization	9,987	11,343	19,768	22,751
Selling, general and administrative	32,813	39,701	67,582	77,471
Gross profit	$50,509	$53,302	$103,090	$108,948
Percentage of total revenue	52.9%	51.8%	53.2%	52.2%

Selling, General and Administrative
SG&A is comprised primarily of salaries and related expenses, software development expenses, non-cash compensation, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services expenses and insurance expenses.
Determining our allowance for doubtful accounts receivable requires significant estimates. In determining the proper level for the allowance we consider factors such as historical collections experience, the aging of the accounts receivable portfolio and economic conditions. We perform a credit review process on each new significant customer that involves reviewing the customer’s current service provider bill and payment history, matching customers with national databases for delinquent customers and, in some cases, requesting credit reviews through Dun & Bradstreet Corporation.
Depreciation and Amortization
Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, third party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.

Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents net loss before depreciation and amortization, interest income and expense, other income, provision for income taxes, share-based compensation, severance and related separation costs and professional fees related to strategic initiatives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenues, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(2,026)	$(7,412)	$(4,064)	$(11,150)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	9,987	11,343	19,768	22,751
Interest expense, net of interest income	9,599	9,428	19,296	19,346
Provision for income taxes	319	242	691	530
EBITDA	17,879	13,601	35,691	31,477
Costs associated with initial public offering	—	3,669	—	3,669
Severance and related separation costs	83	241	235	280
Professional fees related to strategic initiatives	33	23	75	55
Share-based compensation	—	—	—	59
Other income	(183)	—	(183)	—
Adjusted EBITDA	$17,812	$17,534	$35,818	$35,540
Percentage of total revenues	18.6%	17.0%	18.5%	17.0%
Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Components of Operations - Adjusted EBITDA Presentation" in our Form 10-K for year ended December 31, 2010 for our reasons for including adjusted EBITDA data in this quarterly report and for material limitations with respect to the usefulness of this measurement.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2011 and 2010.
The following table provides a breakdown of components of our statements of operations for the three months ended June 30, 2011 and 2010:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$93,559	97.9%	$100,478	97.6%	(6.9)%
Other	1,978	2.1%	2,429	2.4%	(18.6)%
Total revenues	95,537	100.0%	102,907	100.0%	(7.2)%
Cost of revenues:
Network services	44,189	46.3%	48,799	47.4%	(9.4)%
Other	839	0.8%	806	0.8%	4.1%
Total cost of revenues	45,028	47.1%	49,605	48.2%	(9.2)%
Gross profit:
Network services	49,370	51.6%	51,679	50.2%	(4.5)%
Other	1,139	1.3%	1,623	1.6%	(29.8)%
Total gross profit	$50,509	52.9%	$53,302	51.8%	(5.2)%

Revenues
Revenues for the three months ended June 30, 2011 and 2010 were as follows:

	Three Months Ended June 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$83,130	87.0%	$90,754	88.2%	(8.4)%
Wholesale	5,902	6.2%	5,353	5.2%	10.3%
Access	4,527	4.7%	4,371	4.2%	3.6%
Total network services	93,559	97.9%	100,478	97.6%	(6.9)%
Other	1,978	2.1%	2,429	2.4%	(18.6)%
Total revenues	$95,537	100.0%	$102,907	100.0%	(7.2)%

Revenues from voice services have decreased $6.0 million or 9.7% between 2011 and 2010. This decrease is due to line churn, which in recent quarters has been improving, lower usage revenue per customer, lower prices per unit for certain traditional services and a lower number of lines and customers. The decrease in our voice services was partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our revenues from data services have decreased by $0.9 million or 3.5% between 2011 and 2010. Declines in both voice and data revenues have been partially offset by an increased demand for cloud-based products and services, which increased by $2.4 million, or 37% between 2011 and 2010. Our carrier access revenues had no significant changes on a year over year basis. Carrier access revenue decreased $1.6 million sequentially largely as a result of a one-time settlement of reciprocal compensation in the quarter ended March 31, 2011. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which revenues declined in the second quarter of 2011 due to less demand for phone systems sales and installations.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $45.0 million for the three months ended June 30, 2011, a decrease of 9.2% from $49.6 million for the same period in 2010 due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $34.6 million, or 76.9% of our total cost of revenues for the three months ended June 30, 2011 and $38.1 million, or 76.8%, in the three months ended June 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $7.9 million, $4.7 million and $11.4 million, respectively, for the three months ended June 30, 2011. Combined, these costs decreased by 9.1% between 2011 and 2010. These costs totaled $8.7 million, $5.5 million and $12.1 million, respectively, for the three months ended June 30, 2010. We have experienced a decrease in these costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $50.5 million for the three months ended June 30, 2011, a decrease of 5.2% from $53.3 million for the same period in 2010. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues gross profit increased to 52.9% in 2011 from 51.8% in 2010. The increase in gross profit as a percentage of revenue is primarily due to the shift toward T-1 and cloud-based services and the implementation of cost savings initiatives. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative

SG&A expenses were $32.8 million, 34.3% of revenues, for the three months ended June 30, 2011, a decrease of 17.4% from $39.7 million, 38.6% of revenues, for the same period in 2010. This decrease is primarily due to $3.7 million of costs associated with the registration statement filed with the SEC for a potential initial public offering charged to operations during the three months ended June 30, 2010. In addition, there were decreased employee costs of $1.8 million from reduced employee head count and decreased property leases and utilities of $0.9 million due to the elimination and renegotiation of property leases. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization costs were $10.0 million for the three months ended June 30, 2011, a decrease of 12.0% from $11.3 million for the same period in 2010. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2010. Amortization expense included in our results of operations for customer base intangible assets for the three months ended June 30, 2011 was $1.3 million a decrease of $1.8 million from $3.1 million included in our results of operations during the same period in 2010.
Interest

Interest expense was $9.6 million for the three months ended June 30, 2011, an increase of 1.9% from $9.4 million for the same period in 2010. The increase was primarily due to increased borrowings on our capital lease line for the three months ended June 30, 2011 compared to the same period in 2010. Our effective annual interest rates for the three months ended June 30, 2011 and 2010 are as follows:

	Three Months Ended June 30,
	2011	2010
Interest expense	$9,616	$9,440
Weighted average debt outstanding	$322,991	$323,817
Effective interest rate	11.91%	11.66%

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2011 and 2010.
The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2011 and 2010:

	Six Months Ended June 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$189,725	97.8%	$203,868	97.7%	(6.9)%
Other	4,230	2.2%	4,745	2.3%	(10.9)%
Total revenues	193,955	100.0%	208,613	100.0%	(7.0)%
Cost of revenues:
Network services	89,087	45.9%	98,054	47.0%	(9.1)%
Other	1,778	1.0%	1,611	0.8%	10.4%
Total cost of revenues	90,865	46.9%	99,665	47.8%	(8.8)%
Gross profit:
Network services	100,638	51.9%	105,814	50.7%	(4.9)%
Other	2,452	1.2%	3,134	1.5%	(21.8)%
Total gross profit	$103,090	53.1%	$108,948	52.2%	(5.4)%

Revenues
Revenues for the six months ended June 30, 2011 and 2010 were as follows:

	Six Months Ended June 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$167,530	86.4%	$183,380	88.0%	(8.6)%
Wholesale	11,557	6.0%	10,589	5.0%	9.1%
Access	10,638	5.4%	9,899	4.7%	7.5%
Total network services	189,725	97.8%	203,868	97.7%	(6.9)%
Other	4,230	2.2%	4,745	2.3%	(10.9)%
Total revenues	$193,955	100.0%	$208,613	100.0%	(7.0)%

Revenues from voice services have decreased $13.6 million or 10.8% between 2011 and 2010. This decrease is due to line churn, which in recent quarters has been improving, lower usage revenue per customer, lower prices per unit for certain traditional services and a lower number of lines and customers. The decrease in our voice services was partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our revenues from data services have decreased by $1.8 million or 3.5% between 2011 and 2010. Declines in both voice and data revenues have been partially offset by an increased demand for cloud-based products and services, which increased by $4.6 million, or 36% between 2011 and 2010. Our carrier access revenues have increased due to a one-time settlement of reciprocal compensation charges. Excluding this settlement, our carrier access revenue experienced modest declines. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products as well as from voice terminations for other carriers. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which revenues declined in 2011 due to less demand for phone systems sales and installations.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $90.9 million for the six months ended June 30, 2011, a decrease of 8.8% from $99.7 million for the same period in 2010 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $70.2 million, or 77.3% of our total cost of revenues for the six months ended June 30, 2011 and $76.8 million, or 77.1%, in the six months ended June 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $15.9 million, $9.5 million and $22.8 million, respectively, for the six months ended June 30, 2011. Combined, these costs decreased by 10.3% between 2011 and 2010. These costs totaled $18.3 million, $11.3 million and $24.1 million, respectively, for the six months ended June 30, 2010. We have experienced a decrease in these costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $103.1 million for the six months ended June 30, 2011, a decrease of 5.4% from $108.9 million for the same period in 2010. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.1% in 2011 from 52.2% in 2010. The increase in gross profit as a percentage of revenue is primarily due to the shift toward T-1 and cloud-based services and the implementation of cost savings initiatives. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative
SG&A expenses were $67.6 million, 34.8% of revenues, for the six months ended June 30, 2011, a decrease of 12.8% from $77.5 million, 37.1% of revenues, for the same period in 2010. This decrease is primarily due to $3.7 million of costs associated with the registration statement filed with the SEC for a potential initial public offering charged to operations during the six months ended June 30, 2010. In addition, there were i) decreased employee costs of $3.6 million, ii) decreased property leases and utilities of $1.3 million due to the elimination and renegotiation of property leases, and iii) decreased bad debt expenses of $1.1 million from improved accounts receivable collections and decreased accounts receivable write-offs. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $19.8 million for the six months ended June 30, 2011, a decrease of 13.1% from $22.8 million for the same period in 2010. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2010. Amortization expense included in our results of operations for customer base intangible assets for the six months ended June 30, 2011 was $2.5 million, a decrease of $3.6 million from $6.1 million included in our results of operations during the same period in 2010.
Interest
Interest expense was $19.3 million for the six months ended June 30, 2011, a decrease of 0.2% from $19.4 million for the same period in 2010. Our effective annual interest rates for the six months ended June 30, 2011 and 2010 are as follows:

	Six Months Ended June 30,
	2011	2010
Interest expense	$19,333	$19,363
Weighted average debt outstanding	$322,861	$325,845
Effective interest rate	11.98%	11.88%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

As of June 30, 2011, we maintained standby letters of credit outstanding of $3.5 million, of which $1.3 million were fully collateralized by the letter of credit subfacility under our revolving credit facility. We posted cash collateral of $2.2 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and pursuant to state regulatory requirements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital. Our long-term liquidity requirements consist of the principal amount of our notes and our outstanding borrowings under our revolving credit facility. A significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. As of June 30, 2011, we had $4.9 million of capital lease obligations outstanding under our capital lease lines and $0.8 million of availability remaining. As of June 30, 2011, we had $17.1 million of outstanding borrowings under our revolving credit facility. Additionally, we have used our revolving credit facility to collateralize $1.3 million of outstanding letters of credit as of June 30, 2011. Outstanding borrowings under our revolving credit facility are due and payable on February 23, 2012. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of June 30, 2011, we will require approximately $51.2 million in cash to service the interest due on our notes throughout the remaining life of the notes. Our notes and our revolving credit facility both mature in 2012. We may need to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $18.1 million as of June 30, 2011. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
Cash Flows from Operating Activities
Cash provided by operating activities was $12.2 million for the six months ended June 30, 2011, compared to $13.0 million for the same period in 2010. During each of the six months ended June 30, 2011 and 2010, we paid $17.1 million in interest expense on our notes. The decrease in cash used in operations was primarily due to slightly higher working capital declines in 2011 compared to those experienced in 2010.
Cash Flows from Investing Activities
Cash used in investing activities was $16.8 million for the six months ended June 30, 2011, compared to $11.7 million for the same period in 2010. The change in cash flow from investing activities was due to the redemption of investment securities in 2010 which were used to pay down the revolving credit facility. There was also a modest increase in capital expenditures during 2011 and cash received in 2011 upon the redemption of a certificate of deposit.
Cash Flows from Financing Activities
Cash provided by financing activities was $0.5 million for the six months ended June 30, 2011, compared to cash used in financing activities of $8.1 million for the same period in 2010. The change in cash flows from financing activities was primarily due to repayments on our revolving credit facility of $6.4 million, which occurred during 2010 but did not occur during 2011. Additionally, proceeds from capital lease financings totaled $2.0 million during the six months ended June 30, 2011 as compared to $0.1 million for the same period in 2010.

New Accounting Standards

The following accounting standard has been issued, which we will need to adopt in the future.

In May 2011, the accounting standard regarding fair value was updated to generally align the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards ("IFRS"). The amendments are largely clarifications to existing standards. A number of new disclosures are also required. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted.

Application of Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and notes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. For more information, see our Form 10-K for the year ended December 31, 2010.

Other Matters
At June 30, 2011, we had NOLs available totaling approximately $192.8 million, which begin to expire in 2019. As of June 30, 2011, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of June 30, 2011. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
Our investment securities are classified as available for sale, and consequently, are recorded on the balance sheets at fair value with unrealized gains and losses reflected in stockholders’ deficiency. Our investment securities are comprised solely of short-term U.S. Treasury notes with original maturity dates of one year or less. These investment securities, like all fixed income instruments, are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of our senior secured notes at June 30, 2011, was approximately $284.3 million and was based on publicly quoted market prices. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. For information regarding the Company’s internal control over financial reporting, see our Form 10-K for the year ended December 31, 2010.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
We are not currently a party to any material legal action. We are, however, party to certain legal actions arising in the ordinary course of business. We are also involved in certain billing and contractual disputes with our vendors. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	(Removed and Reserved)

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2011.

BROADVIEW NETWORKS HOLDINGS, INC.

By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT