Form 10-Q
period 2011-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2011-11-14
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2011
Class A Common Stock, $.01 par value per share	9,333,680
Class B Common Stock, $.01 par value per share	360,050

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
Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. The lack of refinancing or our lack of ability to become profitable could require us to explore strategic or other alternatives. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as may be required under federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,229	$25,204
Certificates of deposit	2,394	2,894
Investment securities	13,566	13,554
Accounts receivable, less allowance for doubtful accounts of $13,856 and $10,664	35,508	35,945
Other current assets	10,624	10,718
Total current assets	72,321	88,315
Property and equipment, net	83,880	85,144
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $43,784 and $39,747	11,016	15,053
Other assets	6,727	8,075
Total assets	$272,182	$294,825
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Revolving credit facility	$17,122	$—
Senior secured notes	301,138	—
Accounts payable	8,393	12,431
Accrued expenses and other current liabilities	19,129	29,232
Taxes payable	8,520	9,361
Deferred revenues	8,207	8,555
Current portion of capital lease obligations	1,990	2,298
Total current liabilities	364,499	61,877
Long-term debt	—	319,108
Deferred rent payable	3,409	3,086
Deferred revenues	1,005	1,133
Capital lease obligations, net of current portion	2,985	2,682
Deferred income taxes payable	4,736	4,009
Other	1,149	769
Total liabilities	377,783	392,664
Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $193,001 and $176,623	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares entitled in liquidation to $222,748 and $203,845	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $201,701 and $184,585	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 64,633 shares entitled in liquidation to $142,965 and $130,834	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $24,420 and $21,717	—	—
Additional paid-in capital	140,811	140,811
Accumulated deficit	(246,350)	(238,588)
Treasury stock, at cost	(177)	(177)
Total stockholders’ deficiency	(105,601)	(97,839)
Total liabilities and stockholders’ deficiency	$272,182	$294,825
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$93,444	$100,423	$287,400	$309,037
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	43,853	47,214	134,718	146,879
Selling, general and administrative	33,360	36,573	100,942	114,044
Depreciation and amortization	9,941	11,402	29,709	34,153
Total operating expenses	87,154	95,189	265,369	295,076
Income from operations	6,290	5,234	22,031	13,961
Interest expense	(9,625)	(9,397)	(28,958)	(28,760)
Interest income	18	34	55	50
Other income	—	—	183	—
Loss before provision for income taxes	(3,317)	(4,129)	(6,689)	(14,749)
Provision for income taxes	(382)	(521)	(1,073)	(1,051)
Net loss	$(3,699)	$(4,650)	$(7,762)	$(15,800)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(7,762)	$(15,800)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	25,670	23,599
Amortization of deferred financing costs	2,022	1,994
Amortization of intangible assets	4,037	10,515
Amortization of bond premium	(848)	(757)
Provision for doubtful accounts	1,592	3,789
Write-off of costs incurred in connection with initial public offering	—	3,669
Write-off of leasehold improvements in connection with early termination of lease	340	—
Share-based compensation	—	59
Deferred income taxes	727	727
Other	(4)	27
Changes in operating assets and liabilities:
Accounts receivable	(1,155)	1,454
Other current assets	94	(905)
Other assets	(674)	(1)
Accounts payable	(4,038)	(1,102)
Accrued expenses, other current liabilities and taxes payable	(10,944)	(19,458)
Deferred revenues	(476)	(376)
Deferred rent payable	323	(144)
Other liabilities	380	—
Net cash provided by operating activities	9,284	7,290

Cash flows from investing activities
Purchases of property and equipment	(24,746)	(23,172)
Purchases of investment securities	(49,248)	(89,215)
Sales of investment securities	49,240	99,220
Other	500	(1,016)
Net cash used in investing activities	(24,254)	(14,183)

Cash flows from financing activities
Repayments of revolving credit facility	—	(6,378)
Proceeds from capital lease financing	2,123	1,549
Payments on capital lease obligations	(2,128)	(2,665)
Net cash used in financing activities	(5)	(7,494)
Net decrease in cash and cash equivalents	(14,975)	(14,387)
Cash and cash equivalents at beginning of period	25,204	21,975
Cash and cash equivalents at end of period	$10,229	$7,588

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
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $13,566 and $13,554 as of September 30, 2011 and December 31, 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in one year or less. The cost of these investment securities approximated their fair value as of September 30, 2011 and December 31, 2010. During the nine months ended September 30, 2011 and 2010, the Company purchased $49,248 and $89,215 and sold $49,240 and $99,220, respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

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
In September 2011, the accounting standard on testing goodwill for impairment was updated to allow the option of performing a qualitative assessment before calculating the fair value of the reporting unit. This does not change how goodwill is calculated nor does it revise the requirement to test goodwill annually for impairment. It also does not amend the requirement to test goodwill for impairment between the annual tests if events or circumstances warrant. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has elected to adopt this standard during the current fiscal year and does not expect it to have a material impact on the Company's financial statements.

4.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of September 30, 2011 and December 31, 2010 are deemed to approximate fair value because of their liquidity and short-term nature.
As of both September 30, 2011 and December 31, 2010, the fair value of the amount outstanding under the Company’s revolving credit facility approximated its carrying value of $17,122 due to its variable market-based interest rate. The fair value of the Company’s senior secured notes at September 30, 2011 and December 31, 2010 was $240,000 and $293,250, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input. The carrying value of the Company’s senior secured notes at September 30, 2011 and December 31, 2010 was $301,138 and $301,986, respectively.

5.	Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at September 30, 2011 was approximately $19,656. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at September 30, 2011. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
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
As of September 30, 2011, the Company had $17,122 of outstanding borrowings under its revolving credit facility. Outstanding borrowings under its revolving credit facility are due and payable on February 23, 2012. The Company's notes totaling $301,138 are due and payable on September 1, 2012. The Company's notes and its revolving credit facility are reflected as current liabilities on its September 30, 2011 condensed consolidated balance sheet. The Company is currently seeking to refinance all or a portion of its indebtedness, including the notes, at or before maturity.
The Company’s senior secured notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company’s existing and future domestic restricted subsidiaries. The notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries. The notes and the guarantees are secured by a lien on substantially all of the Company’s assets, provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility up to an aggregate principal amount of $25,000 and certain other permitted indebtedness.

7.	Income Taxes
At September 30, 2011, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $198,513, which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading communications and IT solutions provider to small and medium sized business ("SMB") and large business, or enterprise, customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We offer a comprehensive product portfolio and deliver an end-to-end communications solution to our customers, with a focus on addressing critical and complex infrastructure, productivity and security needs through a combination of products and services. We have been a leading provider of cloud-based products and services in our Northeast and Mid-Atlantic markets since 2006 and have been providing these products and services nationwide since late 2009. For the nine months ended September 30, 2011, approximately 87% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 13% of our total revenue was generated from wholesale, carrier access and other market channels. For the nine months ended September 30, 2011, we generated revenues of $287.4 million and Adjusted EBITDA of $53.1 million. See the section of this quarterly report entitled “Adjusted EBITDA Presentation” for a reconciliation of Adjusted EBITDA to net loss.

For the nine months ended September 30, 2011, we recorded operating income of $22.0 million. For the years ended December 31, 2010 and 2009, we recorded operating income of $20.8 million and $26.4 million, respectively. We recorded an operating loss of $3.0 million for the year ended December 31, 2008. For the nine months ended September 30, 2011 and the years ended December 31, 2010, 2009 and 2008, we recorded net losses of $7.8 million, $18.8 million, $13.9 million and $42.9 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could lead to potentially more profitable net results. Our ability to generate profitable results could require us to explore strategic or other alternatives.

Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, competitive local exchange carriers and newer entrants such as Voice Over Internet Protocol ("VoIP"), wireless and other service providers. These factors are partially mitigated by several positive trends. These include increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.

As of September 30, 2011, we had approximately 250 sales, sales management and sales support employees, including approximately 185 quota-bearing representatives in all sales channels, the vast majority of whom target SMB or enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuiteTM VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. We are currently exploring additional marketing channels to bring our products to market, which may involve modest fluctuations in our quota-bearing headcount and some incremental expenditures on overall sales and marketing activity.

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

We focus our business strategy on providing T-1 and Ethernet-based products, as well as our cloud-based services, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company's revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to accounts that purchase T-1- and Internet Protocol- ("IP") based products and cloud-based services. For the quarter ended September 30, 2011, revenue from these accounts represented approximately 74% of our retail revenue with 12% of retail revenue generated by cloud-based products, 47% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the most recent quarter, T-1- and IP-based products represented approximately 74% of new retail sales with typical incremental gross profit margins in excess of 60%. Cloud-based products represented approximately 32% of new retail sales while other T-1- and IP-based products represented 42% of new retail sales. From the first quarter of 2009 to the third quarter of 2011, cloud-based products and services have grown at a 30% compounded annual growth rate ("CAGR").

Our facilities-based network encompasses approximately 2,900 route miles of metro and long-haul fiber and approximately 260 colocations. We have agreements in place with approximately 430 lit buildings that allow us to collocate our network equipment in order to reduce our last-mile cost. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching ("MPLS") platforms. These platforms, in conjunction with our extensive software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers in selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of September 30, 2011, approximately 78% of our total lines were provisioned on-net.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Voice and data services	86.9%	87.7%	86.5%	87.9%
Wholesale	6.2%	5.6%	6.0%	5.2%
Access	4.8%	5.0%	5.4%	4.8%
Total network services	97.9%	98.3%	97.9%	97.9%
Other	2.1%	1.7%	2.1%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	46.2%	46.5%	46.0%	46.8%
Other cost of revenues	0.7%	0.5%	0.9%	0.7%
Selling, general and administrative	35.7%	36.4%	35.1%	36.9%
Depreciation and amortization	10.7%	11.4%	10.3%	11.1%
Total operating expenses	93.3%	94.8%	92.3%	95.5%
Income from operations	6.7%	5.2%	7.7%	4.5%
Interest expense, net of interest income	(10.2)%	(9.3)%	(10.1)%	(9.3)%
Other income	—%	—%	0.1%	—%
Loss before provision for income taxes	(3.5)%	(4.1)%	(2.3)%	(4.8)%
Provision for income taxes	(0.4)%	(0.5)%	(0.4)%	(0.3)%
Net loss	(3.9)%	(4.6)%	(2.7)%	(5.1)%

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

For the nine months ended September 30, 2011, approximately 87% of our total revenue was generated from retail end user voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues are declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). As the effects of the recession have gradually subsided, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline was 3.7% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. From the first quarter of 2009 to the third quarter of 2011, cloud-based products and services have grown at a 30% CAGR. As a result, the sequential quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the most recent three quarters, decreasing only $1.7 million in the current quarter as compared to an average quarterly decrease of $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 12% of our retail revenue and approximately 32% of new retail sales. Data cabling, service installation and wiring and phone systems sales and installation also form a small portion of our overall business. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

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

Our off-net network services cost of revenues consist of amounts we pay to Verizon, FairPoint Communications, Inc. ("FairPoint") and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint agreement operates on a month-to-month basis. The AT&T and Verizon commercial agreements expire in December 2011 and January 2013, respectively. The Verizon commercial agreement contains certain minimum purchase obligations, which we have met in all of the years we were under the agreement.

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

The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Income from operations	$6,290	$5,234	$22,031	$13,961
Depreciation and amortization	9,941	11,402	29,709	34,153
Selling, general and administrative	33,360	36,573	100,942	114,044
Gross profit	$49,591	$53,209	$152,682	$162,158
Percentage of total revenue	53.1%	53.0%	53.1%	52.5%

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

Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents net loss before depreciation and amortization, interest income and expense, other income, provision for income taxes, share-based compensation, severance and related separation costs, costs associated with early lease terminations and professional fees related to strategic initiatives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenues, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(3,699)	$(4,650)	$(7,762)	$(15,800)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	9,941	11,402	29,709	34,153
Interest expense, net of interest income	9,606	9,363	28,903	28,710
Provision for income taxes	382	521	1,073	1,051
EBITDA	16,230	16,636	51,923	48,114
Costs associated with initial public offering	—	—	—	3,669
Severance and related separation costs	31	419	266	699
Professional fees related to strategic initiatives	100	—	175	56
Lease termination costs, net of deferred rent write off	955	—	955	—
Share-based compensation	—	—	—	59
Other income	—	—	(183)	—
Adjusted EBITDA	$17,316	$17,055	$53,136	$52,597
Percentage of total revenues	18.5%	17.0%	18.5%	17.0%
Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Components of Operations - Adjusted EBITDA Presentation" in our Form 10-K for the year ended December 31, 2010 for our reasons for including adjusted EBITDA data in this quarterly report and for material limitations with respect to the usefulness of this measurement.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2011 and 2010.
The following table provides a breakdown of components of our statements of operations for the three months ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$91,506	97.9%	$98,681	98.3%	(7.3)%
Other	1,938	2.1%	1,742	1.7%	11.3%
Total revenues	93,444	100.0%	100,423	100.0%	(6.9)%
Cost of revenues:
Network services	43,173	46.2%	46,718	46.5%	(7.6)%
Other	680	0.7%	496	0.5%	37.1%
Total cost of revenues	43,853	46.9%	47,214	47.0%	(7.1)%
Gross profit:
Network services	48,333	51.7%	51,963	51.8%	(7.0)%
Other	1,258	1.4%	1,246	1.2%	1.0%
Total gross profit	$49,591	53.1%	$53,209	53.0%	(6.8)%

Revenues
Revenues for the three months ended September 30, 2011 and 2010 were as follows:

	Three Months Ended September 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$81,161	86.9%	$88,034	87.7%	(7.8)%
Wholesale	5,829	6.2%	5,604	5.6%	4.0%
Access	4,516	4.8%	5,043	5.0%	(10.4)%
Total network services	91,506	97.9%	98,681	98.3%	(7.3)%
Other	1,938	2.1%	1,742	1.7%	11.3%
Total revenues	$93,444	100.0%	$100,423	100.0%	(6.9)%

Revenues from voice services have decreased $5.8 million or 9.5% between 2011 and 2010. This decrease is due to line churn which, while improving in recent quarters, still exceeds line additions, lower usage revenue per customer, lower prices per unit for certain traditional services, and a lower number of lines and customers. The decrease in revenues from voice services was partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our revenues from data services have decreased by $1.2 million or 4.6% between 2011 and 2010. Declines in both voice and data revenues were partially offset by an increased demand for cloud-based products and services, which increased by $2.4 million, or 34% between 2011 and 2010. Our carrier access revenues had a modest decline on a year-over-year basis. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which increased in the third quarter of 2011.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $43.9 million for the three months ended September 30, 2011, a decrease of 7.1% from $47.2 million for the same period in 2010 primarily due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $33.5 million or 76.4% of our total cost of revenues for the three months ended September 30, 2011 compared to $36.0 million, or 76.3%, for the three months ended September 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $7.7 million, $4.5 million and $11.2 million, respectively, for the three months ended September 30, 2011. Combined, these costs decreased by 9.7% between 2011 and 2010. These costs totaled $8.6 million, $5.1 million and $12.3 million, respectively, for the three months ended September 30, 2010.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $49.6 million for the three months ended September 30, 2011, a decrease of 6.8% from $53.2 million for the same period in 2010. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues gross profit increased slightly to 53.1% in 2011 from 53.0% in 2010. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative

SG&A expenses were $33.4 million, 35.7% of revenues, for the three months ended September 30, 2011, a decrease of 8.8% from $36.6 million, 36.4% of revenues, for the same period in 2010. This decrease is primarily due to i) decreased employee costs of $1.9 million that is primarily a result of reduced employee head count and ii) decreased bad debt expenses of $1.1 million from improved accounts receivable collections and decreased accounts receivable write-offs. The decreases in our SG&A expenses were partially offset by $1.0 million of costs incurred in connection with the early termination of a leased facility. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization costs were $9.9 million for the three months ended September 30, 2011, a decrease of 12.8% from $11.4 million for the same period in 2010. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2010. Amortization expense included in our results of operations for customer base intangible assets for the three months ended September 30, 2011 was $1.3 million, a decrease of $1.8 million from $3.1 million included in our results of operations during the same period in 2010.
Interest

Interest expense was $9.6 million for the three months ended September 30, 2011, an increase of 2.4% from $9.4 million for the same period in 2010. The increase was primarily due to increased borrowings on our capital lease line for the three months ended September 30, 2011 compared to the same period in 2010. Our effective annual interest rates for the three months ended September 30, 2011 and 2010 are as follows:

	Three Months Ended September 30,
	2011	2010
Interest expense	$9,625	$9,397
Weighted average debt outstanding	$322,360	$320,575
Effective interest rate	11.94%	11.73%

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2011 and 2010.
The following table provides a breakdown of components of our statements of operations for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$281,231	97.9%	$302,549	97.9%	(7.0)%
Other	6,169	2.1%	6,488	2.1%	(4.9)%
Total revenues	287,400	100.0%	309,037	100.0%	(7.0)%
Cost of revenues:
Network services	132,260	46.0%	144,772	46.8%	(8.6)%
Other	2,458	0.9%	2,107	0.7%	16.7%
Total cost of revenues	134,718	46.9%	146,879	47.5%	(8.3)%
Gross profit:
Network services	148,971	51.9%	157,777	51.1%	(5.6)%
Other	3,711	1.2%	4,381	1.4%	(15.3)%
Total gross profit	$152,682	53.1%	$162,158	52.5%	(5.8)%

Revenues
Revenues for the nine months ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$248,691	86.5%	$271,414	87.9%	(8.4)%
Wholesale	17,386	6.0%	16,193	5.2%	7.4%
Access	15,154	5.4%	14,942	4.8%	1.4%
Total network services	281,231	97.9%	302,549	97.9%	(7.0)%
Other	6,169	2.1%	6,488	2.1%	(4.9)%
Total revenues	$287,400	100.0%	$309,037	100.0%	(7.0)%

Revenues from voice services have decreased $19.4 million or 10.4% between 2011 and 2010. This decrease is due to line churn which, while improving in recent quarters, still exceeds line additions, lower usage revenue per customer, lower prices per unit for certain traditional services and a lower number of lines and customers. The decrease in our voice services was partially offset by higher revenue per customer due to the trend toward multiple products per customer and a focus on larger customers. Our revenues from data services have decreased by $3.0 million or 3.9% between 2011 and 2010. Declines in both voice and data revenues were partially offset by an increased demand for cloud-based products and services, which increased by $7.0 million, or 35% between 2011 and 2010. Our carrier access revenues have increased due to a one-time settlement of reciprocal compensation charges. Excluding this settlement, our carrier access revenues experienced modest declines. Our wholesale revenue increased primarily as a result of organic growth of our T-1 and data products. Our other revenues include data cabling, service installation and wiring and phone systems sales and installation, which declined modestly in 2011.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $134.7 million for the nine months ended September 30, 2011, a decrease of 8.3% from $146.9 million for the same period in 2010 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $103.7 million, or 77.0% of our total cost of revenues for the nine months ended September 30, 2011 and $112.9 million, or 76.8%, in the nine months ended September 30, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $23.6 million, $14.0 million and $34.0 million, respectively, for the nine months ended September 30, 2011. Combined, these costs decreased by 10.1% between 2011 and 2010. These costs totaled $26.9 million, $16.4 million and $36.4 million, respectively, for the nine months ended September 30, 2010.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $152.7 million for the nine months ended September 30, 2011, a decrease of 5.8% from $162.2 million for the same period in 2010. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.1% in 2011 from 52.5% in 2010. The increase in gross profit as a percentage of revenue is primarily due to the shift toward T-1 and cloud-based services and the implementation of cost savings initiatives. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative
SG&A expenses were $100.9 million, 35.1% of revenues, for the nine months ended September 30, 2011, a decrease of 11.5% from $114.0 million, 36.9% of revenues, for the same period in 2010. This decrease is primarily due to $3.7 million of costs associated with the registration statement filed with the SEC for a potential initial public offering charged to operations during the nine months ended September 30, 2010. In addition, there were i) decreased employee costs of $5.4 million that is primarily a result of reduced employee head count, and ii) decreased bad debt expenses of $2.2 million from improved accounts receivable collections and decreased accounts receivable write-offs. The decreases in our SG&A expenses were partially offset by $1.0 million of costs incurred in connection with the early termination of a leased facility. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $29.7 million for the nine months ended September 30, 2011, a decrease of 13.0% from $34.2 million for the same period in 2010. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2010. Amortization expense included in our results of operations for customer base intangible assets for the nine months ended September 30, 2011 was $3.8 million, a decrease of $5.4 million from $9.2 million included in our results of operations during the same period in 2010.
Interest
Interest expense was $29.0 million for the nine months ended September 30, 2011, a decrease of 0.7% from $28.8 million for the same period in 2010. Our effective annual interest rates for the nine months ended September 30, 2011 and 2010 are as follows:

	Nine Months Ended September 30,
	2011	2010
Interest expense	$28,958	$28,760
Weighted average debt outstanding	$322,693	$322,886
Effective interest rate	11.96%	11.88%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

As of September 30, 2011, we maintained standby letters of credit outstanding of $3.5 million, of which $1.3 million were fully collateralized by the letter of credit subfacility under our revolving credit facility. We posted cash collateral of $2.2 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and pursuant to state regulatory requirements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures, working capital, the principal amount of our notes and our outstanding borrowings under our revolving credit facility. A significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. As of September 30, 2011, we had $4.3 million of capital lease obligations outstanding under our capital lease lines and $1.1 million of availability remaining. As of September 30, 2011, we had $17.1 million of outstanding borrowings under our revolving credit facility. Additionally, we have used our revolving credit facility to collateralize $1.3 million of outstanding letters of credit as of September 30, 2011. Outstanding borrowings under our revolving credit facility are due and payable on February 23, 2012. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of September 30, 2011, we will require approximately $34.1 million in cash to service the interest due on our notes throughout the remaining life of the notes. Our notes totaling $301.1 million are due and payable on September 1, 2012. Our notes and our revolving credit facility are reflected as current liabilities on our September 30, 2011 condensed consolidated balance sheet. We are currently seeking to refinance all or a portion of our indebtedness, including the notes, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. Our ability to do so could require us to explore strategic or other alternatives. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $19.7 million as of September 30, 2011. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
Cash Flows from Operating Activities
Cash provided by operating activities was $9.3 million for the nine months ended September 30, 2011, compared to $7.3 million for the same period in 2010. During each of the nine months ended September 30, 2011 and 2010, we paid $34.1 million in interest expense on our notes. We experienced an increase in our income from operations from $14.0 million for the nine months ended September 30, 2010 to $22.0 million for the nine months ended September 30, 2011, which impacted our cash flow from operations. We incurred a non-cash charge of $3.7 million during the nine months ended September 30, 2010 in connection with our decision to not complete our initial public offering. During the nine months ended September 30, 2010 we settled several outstanding state and local sales and use tax matters, which contributed to the increase in cash provided by operating activities between 2010 and 2011.
Cash Flows from Investing Activities
Cash used in investing activities was $24.3 million for the nine months ended September 30, 2011, compared to $14.2 million for the same period in 2010. The change in cash flow from investing activities was due to the redemption of investment securities in 2010 which were used to pay down the revolving credit facility. There was also a modest increase in capital expenditures during 2011 and cash received in 2011 upon the redemption of a certificate of deposit.
Cash Flows from Financing Activities
Cash used in financing activities was insignificant for the nine months ended September 30, 2011. Cash used in financing activities for the nine months ended September 30, 2010 was $7.5 million. The change in cash flows from financing activities was primarily due to repayments on our revolving credit facility of $6.4 million, which occurred during 2010 but did not occur during 2011. Additionally, proceeds from capital lease financings totaled $2.1 million during the nine months ended September 30, 2011 as compared to $1.5 million for the same period in 2010.

The following table summarizes our future contractual cash obligations on our operating leases as of September 30, 2011. The following numbers are presented in thousands.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$64,535	$6,660	$13,981	$13,123	$30,771

New Accounting Standards

The following accounting standard has been issued, which we will need to adopt in the future.

In May 2011, the accounting standard regarding fair value was updated to generally align the principles for fair value measurements and the related disclosure requirements under GAAP and International Financial Reporting Standards. The amendments are largely clarifications to existing standards. A number of new disclosures are also required. The amendments are effective during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of this standard is not expected to have a significant impact on our consolidated financial statements.

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

Other Matters
At September 30, 2011, we had NOLs available totaling approximately $198.5 million, which begin to expire in 2019. As of September 30, 2011, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of our senior secured notes with a fixed interest rate and our revolving credit facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of September 30, 2011. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
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
The fair value of our senior secured notes at September 30, 2011, was approximately $240.0 million and was based on publicly quoted market prices. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. For information regarding the Company’s internal control over financial reporting, see our Form 10-K for the year ended December 31, 2010.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2011.

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