Form 10-K
period 2011-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2012-03-30
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
Form 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer ¨	Accelerated filer ¨	Non-accelerated filer x	Smaller reporting company ¨
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ¨ No x
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
NOT APPLICABLE because no public equity market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2012
Series A common stock, $.01 par value	9,286,759
Series B common stock, $.01 par value	360,050
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

In this report, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries unless the context indicates otherwise. For periods prior to January 14, 2005, all references to “Broadview,” “we,” “us,” the “Company” or “our” are to Bridgecom Holdings, Inc. and its subsidiaries. In connection with the Bridgecom merger that occurred on January 14, 2005, Bridgecom Holdings, Inc. was deemed the accounting acquirer. Except as the context otherwise requires, references to “Eureka Acquisition” are to Eureka Acquisition Corporation, references to “InfoHighway” are to Eureka Broadband Corporation doing business as InfoHighway Communications, references to “ATX” are to ATX Communications, Inc., references to “Bridgecom” are to Bridgecom Holdings, Inc. and its subsidiaries, references to “MCG” are to MCG Capital Corporation, references to “Baker” are to Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P., collectively, and references to “NEA” are to New Enterprise Associates VII, L.P., NEA Presidents Fund, New Enterprise Associates 9, L.P., NEA Ventures 1998, L.P. and New Enterprise Associates 10, L.P., collectively. References to “fiscal year” mean the year ending or ended December 31. For example, “fiscal year 2011” means the period from January 1, 2011 to December 31, 2011.
References to “2006 notes” are to the August 23, 2006 offering of $210.0 million aggregate principal amount of our 113/8% senior secured notes due 2012. References to “2007 notes” are to the May 14, 2007 offering of $90.0 million aggregate principal amount of our 113/8% senior secured notes due 2012. References to “notes” are to the 2006 notes and the 2007 notes. References to the "Transactions” are to the transactions resulting in the issuance of the 2006 notes and 2007 notes.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving our continuing as a going concern and executing our stated business plan and objectives. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our ability to continue as a going concern;

•	servicing and refinancing our substantial indebtedness;

•	our history of net losses;

•	the elimination or relaxation of certain regulatory rights and protections;

•	billing and other disputes with vendors;

•	failure to maintain interconnection and service agreements with incumbent local exchange and other carriers;

•	the loss of customers in an adverse economic environment;

•	regulatory uncertainties in the communications industry;

•	system disruptions or the failure of our information systems to perform as expected;

•	the failure to anticipate and keep up with technological changes;

•	inability to provide services and systems at competitive prices;

•	difficulties associated with collecting payment from incumbent local exchange carriers, interexchange carriers and wholesale customers;

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
Company Overview

We are a leading communications and IT solutions provider to small and medium sized business ("SMB") and large business, or enterprise, customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We offer a comprehensive product portfolio and deliver an end-to-end communications solution to our customers, with a focus on addressing complex infrastructure, productivity and security needs through a combination of products and services. We have provided cloud-based communications services in our Northeast and Mid-Atlantic markets since 2006 and have provided these services nationwide since late 2009. For the year ended December 31, 2011, approximately 87% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 13% of our total revenue was generated from wholesale, carrier access and other market channels. For the year ended December 31, 2011, we generated revenues of $378.2 million and Adjusted EBITDA of $69.0 million. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA Presentation.”

We focus our sales efforts on communications-intensive multi-location business customers who require multiple products. These customers generally purchase higher-margin services in multi-year contracts resulting in higher customer retention rates. For customers located within the footprint of our approximately 260 colocations in the Northeast and Mid-Atlantic regional markets, we offer a full suite of voice, data, IP- and cloud-based systems and services. In addition, we offer our cloud-based systems and services to customers nationwide. Revenue from T-1- and IP-based products and services, as well as traditional voice revenue associated with T-1 based accounts, was $234 million in the year ended December 31, 2011. Revenue from these accounts grew as a percentage of total revenue from 59% to 62% from 2010 to 2011 and from 69% to 73% of retail revenue in the same period.

As of December 31, 2011, we provided our services to approximately 38,000 business customers.

Cloud-based services refers to the delivery of applications and services that take advantage of IP communications technology and networks, together with shared software, computing and communications platforms, to provide for a centralized and cost effective delivery of communications and computing services. Operating in a cloud environment reduces the amount of equipment, applications and other resources that are required locally at the customer premises, thereby reducing operating costs and capital expenditure requirements and often adding functionality or other advantages that may not otherwise be obtained locally. We believe that cloud-based services are well-suited to SMB and enterprise customers, who require sophisticated and highly flexible data and voice solutions but are challenged by rapidly evolving technologies and significant operating expenses, such as extensive staffing needs and other capital expenditures.

Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching ("MPLS") platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, Virtual Private Networks ("VPNs") and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper ("EoC") access technology, enabling us to provide multi-megabit data services through copper loops to customers in selected major metropolitan colocations. In addition, we are able to deliver our cloud-based services nationwide utilizing partner carriers for last-mile access.

We provide on-net services to our customers primarily through our network of owned telecommunications switches, data routers, application servers and related equipment located in our switching locations and data centers. We obtain last-mile connectivity to our customers using a variety of access methods, including digital T-1 lines obtained under special access arrangements and unbundled network element ("UNE") arrangements, as well as leased DS3 and optical carrier level transmission lines obtained from a variety of telecommunications providers, dedicated and switched Ethernet connections and unbundled network element loops ("UNE-Ls"). We provide off-net services to our customers through various resale arrangements with other carriers and various other commercial agreements which have provided a replacement for the former unbundled network element platform ("UNE-P") arrangements. As of December 31, 2011, approximately 78% of our total lines in service were provided on-net. Currently, we operate an approximately 3,000 route mile fiber network, of which approximately 50% is metro fiber, through a combination of leased, indefeasible right to use ("IRU") and owned assets. We also operate three data centers located within our central offices, which we utilize primarily for hosting our operations support system ("OSS") and servers and our cloud-based communications services on our infrastructure, as well as providing space, power and services for hosting customer-owned equipment.

We have developed a scalable, integrated OSS that seamlessly integrates real-time management and reporting of sales activities, automated sales proposal generation, order entry and tracking, network inventory and service delivery, billing, customer care, network management and trouble reporting and automated testing and repair. In addition, our OSS delivers sophisticated on-line tools to our direct, agent and wholesale sales executives, as well as to our customers, to directly input, manage and control their orders, bills and services in real time. Our integrated OSS is a core component of our success, enabling us to efficiently operate our existing business, give effect to new technologies and services, and integrate strategic acquisitions.

Industry Overview

The market for communications services, particularly local voice, has been historically dominated by the incumbent local exchange carriers ("ILECs") in the United States. These carriers include Verizon Communications Inc. ("Verizon"), AT&T Inc. ("ATT"), CenturyLink Inc. ("CenturyLink"), Frontier Communications Corporation ("Frontier"), FairPoint Communications, Inc. (“FairPoint”) and Windstream Corporation. While the ILECs own substantially all of the local exchange networks providing basic network access in their respective operating regions, competitive communications providers hold significant market share. In recent years, the number of competitive communications providers in the United States has been reduced by industry consolidation and the leading cable companies (“CATVs”) have entered the residential and business communications markets, thereby reducing the market share held by ILECs.

While the ILECs provide a broad range of communications services, we believe that they have largely neglected the SMB segment due to an increased focus on the global enterprise business segments of the market, increased competitive pressures in the residential market, and the focus required to integrate recent mergers and acquisitions. In addition, with limited network footprint in business parks, CATV providers have been focused on delivering basic voice and data access services primarily to smaller businesses within and surrounding residential communities.

We believe this lack of focus from the ILECs and CATVs has created a sustainable growth opportunity for competitive providers to service SMB customers with a broad array of services, including both traditional and cloud-based services, as businesses begin to rely more on applications to better compete. We believe the ILECs and CATVs are improving their ability to attract and serve our target customers.

Increased complexity in delivering communications and IT services, together with what has been a challenging economic climate has driven business customers to evaluate alternative approaches, including cloud-based applications and services. As competitive pressures have commoditized more access services, cloud-based services represent growth opportunities for competitive providers who are successful in tailoring cloud-based applications to individual business needs.

Our Strengths

We believe that we have the following competitive strengths:

Cloud-Based Product Suite.  We were an early market leader in cloud-based communications services through our award-winning product offering, OfficeSuiteTM, which we developed and introduced in 2005 and launched for general availability in 2006. We believe we are one of the nation's leading cloud-based Voice Over Internet Protocol ("VoIP") service providers to business customers and that OfficeSuite TM provides significant strategic flexibility to cost-effectively serve these customers. OfficeSuiteTM is a full-featured, cloud-based VoIP communications solution that provides SMB and enterprise customers with the functionality of an enterprise-grade phone system without significant capital investment or expensive maintenance contracts. Our product includes business-grade voice quality, high-speed data and MPLS services, a variety of desktop IP- and soft-phones, managed services and system reliability backed by service level agreements. In addition, we own the underlying technology and intellectual property of this cloud-based VoIP communications solution. We have been providing OfficeSuiteTM in our core markets since its development in 2005 and, in late 2009, began offering it nationwide. In 2011, we launched a suite of cloud-based data and computing products such as hosted Microsoft Exchange®, Desktop-as-a-Service ("DaaS"), virtual and dedicated servers, and Microsoft business software products. For the year ended December 31, 2011, our cloud-based communications services comprised approximately 12% of our total recurring retail revenue. Cloud-based services, including cloud computing services, represented approximately 28% of new retail sales. From the first quarter of 2009 to the fourth quarter of 2011, these products and services have grown at approximately a 30% compound annual growth rate ("CAGR").

Large, Diversified Customer Base. We have approximately 38,000 SMB and enterprise customers who constitute a predictable base of recurring revenue and high quality customer relationships. We believe these organizations have historically been underserved by incumbent telephone companies and have limited alternatives for high quality integrated communications products and cloud-based communications services.

Foundation of Recurring Revenue and Disciplined Financial Management. The mission-critical nature of our services, our uniquely diversified product set and our award-winning customer care to our SMB and enterprise customers result in low churn rates that we believe are generally predictable. Over 75% of our retail revenue was under contract at the end of 2011 under the original customer contract, subsequent contract renewal or auto-renewal. Our shift towards larger customers, focus on next-generation products and services, and certain cost initiatives have allowed us to improve Adjusted EBITDA as a percentage of total revenues by approximately 400 basis points from the year ended December 31, 2008 to the year ended December 31, 2011. In addition, our deployment of capital is largely success-based, meaning, over time, a large portion of our capital outlay is incurred incrementally as we add new customers.

Facilities-Based Network Infrastructure. We have an IP-based platform that facilitates the development and delivery of next-generation services. Our network has the ability to deliver advanced, converged services, such as our cloud based solutions, VPNs, and complex multi-location services, as well as traditional services such as T-1 based voice and data, basic voice, and DSL. Our network topology incorporates metro EoC access technology, enabling us to cost effectively provide multi-megabit data services through copper loops to customers in approximately 38% of our major metropolitan colocations. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access.

Customer Service.  We closely monitor key operating and customer service performance metrics. Capturing and analyzing this information allows us to improve our internal operating functions, drive increased profitability and quickly respond to changes in demographics, customer behavior and industry trends. Our customer service and account management personnel continually monitor and analyze customer service trends, identify at-risk customers and develop and implement retention strategies and Company-wide programs that address the changing needs of our customer base.

Integrated OSS Infrastructure. We recognized the critical role systems can play in our operations and evolution, leading to the acquisition of an OSS software development company, Open Support Systems, in 1998. That acquisition provided the basis for our OSS architecture and the core development team. Maintaining ownership of systems and software in-house allows us to greatly improve our control over the development and provisioning of our products and services, a central component of our operating strategy. Our systems provide the basis for superior operating control and back-office operating efficiencies as well as strategic advantages in efficiently integrating acquired companies. In addition, our OSS enables us to differentiate our services by offering our customers a portal for self-service and control tied to the integration and automation of our systems and the accuracy and completeness of our inventory and customer data. Our customers have the ability to customize and transform their bills into effective management reports for monitoring costs and usage. We have also developed a user-friendly and fully automated platform for our direct and indirect sales forces, which allows them to enter and track orders, trouble tickets and commissions online, thereby allowing them to effectively service and manage customers.

Experienced Management Team. Our team of senior executives and operating managers has significant experience in the communications industry and extensive knowledge of our local markets. Members of our executive management team have an average of 24 years of experience in managing communications companies. In addition to industry knowledge, members of our management team have expertise in integrating acquired facilities with our existing facilities. In connection with our history of mergers and acquisitions, our senior management team has successfully consolidated back-office systems and processes into a single OSS, integrated operations and cultures, and combined products, strategies and sales channels.

Our Markets

We have historically focused our network deployment and marketing efforts throughout the Northeast and Mid-Atlantic United States, where Verizon, AT&T and FairPoint are the ILECs. We target SMB and enterprise customers who have been underserved by ILECs and who are located within the footprint of our switching centers and our approximately 260 colocations. Market research estimates there is a $14.8 billion addressable market for voice and data communication services in our operating footprint, not including cloud-based services other than hosted voice and data. We believe next-generation IP- and cloud-based communications services will continue to gain market share with SMB and enterprise customers. Market research estimates that the U.S. cloud service market is expected to grow from $15 billion in 2010 to $29 billion by 2014. Additionally, we believe cloud-based services allow us to address a greater percentage of an SMB customer's overall telecom and IT spending budget. We currently serve the following geographic markets within our network footprint:

REGION	MARKET
New York Metro	New York City
Long Island
Westchester
Pennsylvania	Allentown
Harrisburg
Philadelphia
Upstate New York	Buffalo
Syracuse
Albany
Massachusetts	Boston Metro
Western Massachusetts
New Jersey	Northern New Jersey
Southern New Jersey
Rhode Island	Rhode Island
New Hampshire	New Hampshire
Maryland	Baltimore
Delaware	Delaware
District of Columbia	District of Columbia
Northern Virginia	Northern Virginia
Connecticut	Connecticut
Nationwide	Cloud-based services

In addition, we offer our cloud-based products and services on a nationwide basis.

Our Customers

Our customer base consists of SMB and enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We have been a provider of cloud-based communications services in our Northeast and Mid-Atlantic markets since 2006 and have been providing these services nationwide since late 2009. We utilize nationwide partners for last-mile and transport access back to our network.

We target larger SMB and enterprise customers, typically generating over $500 in monthly recurring revenue ("MRR"), that require advanced IP-based products and services on T-1 or greater capacity circuits. These customers purchase higher margin services in multi-year contracts resulting in higher customer retention rates and profitability. The average MRR across our entire base of business customers has increased from approximately $475 at December 31, 2008 to approximately $675 at December 31, 2011.

We have been able to improve our monthly revenue loss level from 2.35% for the quarter ended June 30, 2009 to 1.74% for the quarter ended December 31, 2011, in part due to our continued shift towards larger customers. In addition, we believe this target market continues to be underserved by the incumbent telephone providers and cable companies.

The chart below shows, for December 31, 2011, the percentage of customer billings for the following monthly billing ranges:

For December 2011, 86% of our retail revenue was generated by customers whose MRR is greater than $500, and over two-thirds was generated by customers with MRR of greater than $1,000. In addition, average MRR has been steadily increasing among our customer base. For December 2011, no single retail customer represented more than 1.5% of our total revenue.

Approximately 87% of our total revenue is generated from retail end users in a wide array of industries including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others with less than 2% coming from residential customers. Approximately 13% of total revenue is generated from wholesale, carrier access and other market channels. Our wholesale line of business serves other communications providers with voice and data services, data colocation and other value-added products and services.

Products and Services

We provide our customers with a comprehensive array of communications and IT services, including cloud-based services (such as IP phone systems, virtual and dedicated servers, DaaS, software as a service (“SaaS”) and infrastructure as a service (“IaaS”)), circuit-switched and IP-based voice and data communications services (such as local and long-distance voice services, integrated voice and data services, Internet services and private data networking) and value-added products and services (such as communications hardware, professional services and managed network solutions). Our business is to deliver end-to-end communications and computing solutions to our target customers, with a focus on helping them solve their critical and complex infrastructure, productivity and security needs through a combination of products and services.

We leverage the scalability and broad technology base of our network architecture to deliver products that address the increasingly complex communications needs of our customers. MPLS, softswitch and EoC equipment deployed throughout our network allows us to deliver scalable IP-based communications and value added services that provide our customers with cost-effective alternatives to traditional products while maintaining quality of service. Our products and services are offered with a range of alternatives and customized packages, allowing us to meet the specific requirements and objectives of a large number of potential business customers. Our sales and marketing initiatives focus on bundling our products and services into a single competitively priced solution for each customer. This bundling adds value for our business customers and increases the overall profitability of our operations.

The following table summarizes our product and service offerings:

CLOUD SERVICES		T-1 BASED & TRADITIONAL OFFERINGS	OTHER VALUE-ADDED SERVICES
•	OfficeSuiteTM hosted IP phone solutions	Dedicated & switched access	VPNs
•	OfficeSuiteTM automatic call distributor (“ACD”)	Dedicated Internet access	Data center / colocation
	Call Center Services	Ethernet networking	Content filtering
•	Hosted MSFT Office	MPLS networking	Equipment consulting & sales
•	Hosted e-mail	Dynamic IP integrated voice & data	IT project outsourcing
•	Data backup & recovery	Local, regional and long distance	Network design and implementation
•	Application virtualization	Conferencing	Network integration
•	IaaS	Toll-free
•	SaaS
•	DaaS
•	Firewall / Network security

Cloud Services

Cloud-based IP Communications Solution (OfficeSuiteTM). Our cloud-based IP communications solution, OfficeSuiteTM, one of our fastest growing product lines, packages business-grade IP telephony with advanced telephone equipment and managed network security into innovative and feature-rich solutions for unified communications. Built on carrier-grade platforms for reliability, security, flexibility and scalability, OfficeSuiteTM leverages advanced IP functionality and Quality of Service (“QoS”) management while covering all the service, equipment and management needs of our customers. Organizations gain productivity, bridging telephone and computer communications through a converged IP network, resulting in more efficient use of bandwidth, intuitive management tools, 24×7 expert network monitoring and ongoing product upgrades and enhancements, which are all included in the solution. Customers can choose from a range of different connectivity options at various price points. Our cloud-based IP communications offering also enables centralized control for administrators, including streamlined implementation of everyday configuration needs through a secure and user-friendly Internet-based web portal. Disaster avoidance and recovery capabilities are integrated into the service package, providing for business continuity in the event of customer location outages and other scenarios. Successful implementation, whether to retire an older system or to prepare an organization for migration to next-generation services, is enhanced by a thorough process of gathering detailed requirements, evaluating network readiness, assessing quality based on qualitative and quantitative measurements and conducting administrator and end-user training for each customer deployment.

In 2011, we introduced OfficeSuiteTM ACD, a full-featured cloud-based application integrated with OfficeSuiteTM that provides robust call center capabilities for business customers, including advanced call routing, queuing, call recording, easy-to-use reporting and dashboard functionality. OfficeSuiteTM ACD delivers to our SMB and enterprise customers the advanced call center features of a private branch exchange (“PBX”) or stand-alone ACD without the need to invest capital in on-site equipment or intensive IT support. It provides a suite of highly flexible capabilities that enable quick and easy prioritization and distribution of incoming business calls, customized hold treatments and advanced routing options that factor in agent skills, location, experience and other parameters.

Software as a Service/Infrastructure as a Service. Our cloud-based computing solutions target the growing opportunities for SaaS and IaaS nationwide. Both SaaS and IaaS allow companies to move software, applications, storage and server requirements that support critical business operations off-site, which can improve the availability and security of their data and applications while reducing their total ownership cost. In addition, SaaS and IaaS allow customers to focus their efforts on their own mission-critical business needs instead of dealing with software and hardware upgrades and maintenance. Our product offerings include individual and bundled packages of subscription-based software and infrastructure services. Businesses can access not only the most popular productivity software, including cloud-based versions of Microsoft Exchange®, Microsoft Office® and other Microsoft products over the Internet, but also thousands of other business applications. We provide packages that incorporate a robust set of mobility and remote employee features. Our product offerings include a full suite of backup tools for desktop and server data, enabling a complete solution for disaster avoidance and rapid recovery. Both virtualized and dedicated server solutions are available and capable of supporting most business applications. By providing these cloud-based services to our customers, we are able to provide greater customer value as compared to a simple access solution, thereby increasing our organization's share of the customer's overall communications and IT operational expenditures and increasing the monthly recurring revenue we generate.

T-1 Based & Traditional Services

Integrated Services. We offer integrated voice and data packages to small- and medium-sized businesses, including a variety of service options designed to accommodate our customers' needs. Our integrated offerings result in performance and cost efficiencies compared to discrete services purchased from separate competing carriers. We also provide multiple products in a bundle to increase utilization of a common circuit. These integrated packages are our primary product offerings, driving increased revenue per customer and higher customer retention. We offer an IP-based integrated T-1 service leveraging our MetaSwitch® IP-based call agents and media gateways and our MPLS network to deliver highly flexible voice and data services over one or more IP-based T-1s.

Voice Services. We provide customized packages of voice services to meet our customers' voice communications needs. We offer local telephone services, including basic voice services and features such as call forwarding, call waiting, call transfer, calling number identification/calling name identification and enhanced services such as voice mail and direct inward dialing. We provide these services by leveraging our circuit-switched and IP-based network infrastructure. We use UNE-Ls, EoC, digital T-1 lines and, in certain instances, our commercial agreements with Verizon, AT&T and FairPoint to service our customers. In addition to our local service portfolio, we offer a range of dedicated long distance services to customers connected to our network. These include services that originate and terminate within the same local transport area and in different local transport areas, international services, one plus outbound services and inbound toll-free services. We also offer ancillary long distance services such as operator assistance, calling cards and conference calling. In instances where a customer may have locations outside our network footprint, preventing us from connecting directly to our network, we resell long distance services of other communications carriers through agreements we have with those carriers. We generally provide our long distance services as part of a bundle that includes one or more of our other service offerings.

Data Services. Our data service offerings are designed to provide a full range of services targeted at businesses that require single or multipoint high-speed, dedicated data connections. We provide transmission capacity on our networks to customers who desire high bandwidth data links between locations or to the Internet. Internet connections are provided via Switched Ethernet T-1, DS3, EoC or DSL, depending on our customer's bandwidth and security needs. Point-to-point and point-to-multipoint services include MPLS, which is often used as a frame relay and asynchronous transfer mode (“ATM”) replacement. Our IP VPN data network services include multiple classes of service for differentiated levels of QoS, service level agreements and security. In addition, through arrangements with national IP network providers, we offer these services on a nationwide basis to those of our business customers who have locations outside of our network footprint. These services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also providing high-speed access to the Internet.

Value-Added Products and Services

Leveraging our infrastructure, systems, technology, applications and vision, we provide advanced integrated product suites that deliver value to our customers, simplifying their businesses and providing many operational and economic benefits.

Managed Services. Our managed services include managed IP VPNs, managed firewalls, managed Wide Area Network services, managed e-mail security, content filtering, data center colocation and online data backup and recovery. These solutions allow IT organizations and leaders within companies to outsource certain day-to-day management and ongoing maintenance of these mission-critical applications, without sacrificing visibility or control, in order to enable typically overextended internal resources to focus on the core objectives of the business.

Sales and Marketing

Our retail sales organization consists of two separate sales channels: direct sales and agent partners. Each channel enables us to provide a bundled product offering of voice and data communications, hardware and managed network services through a consultative analysis of each customer's specific needs. By developing a detailed proposal based on each customer's individual requirements for network configuration, service reliability, future expansion and budget constraints, we deliver the quality, reliability and value that customers demand. Our pricing and sales commission plans provide significant incentives for sales of higher margin T-1 and IP-based products in our on-net territories for multi-year terms. Additionally, we offer incentives for sales of our cloud communications services on a nationwide basis. Across all sales channels we have approximately 160 quota-bearing employees in addition to our agent relationships.

Our largest sales channel is our Direct Sales division. This group focuses primarily on selling to new SMB and enterprise customers using vertical marketing and networking strategies to maximize their results. This group also leverages our knowledge of our existing customers' business needs to upsell additional services and applications, enhancing and further strengthening the relationships with our customers and increasing revenue per customer.

Our Agent division's main objective is to leverage our strengths to specific market segments through independent contractors. The Agent division focuses on customers who are already aligned with a communications consultant that may not provide many of the services we provide and who are looking to their consultant for a solution. We have also selected the Agent division as our primary distribution channel for our nationwide OfficeSuiteTM offering. Currently, our Agent division maintains approximately 300 relationships.

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

Customer Service and Retention

Our customer relationship management division uses a multi-tiered, multi-channel level of support to target specific levels of service to our retail and wholesale customers as well as our multiple sales distribution channels. Our inbound contact center, 1-800-BROADVIEW, is staffed 24 hours per day, 7 days per week, 365 days per year with customer care representatives, staffed both internally and through a third party agency, who handle all aspects of a customer's communications including billing questions, payments, repairs, changes of service, and new service requests. Physical facilities are staffed and operated in Pennsylvania with fully redundant facilities through our third party agency.

Our customer relationship management division also provides dedicated personalized support to our larger customers through our Enterprise Channel Support. Dedicated representatives are assigned to each customer and the customer's invoice has the name of their representative and direct toll-free number on it. In addition, our Enterprise team is staffed with Enterprise Service Managers and Enterprise Project Managers who are dedicated to delivery of new products and services to these customers. Our largest accounts also have field support from the total solutions management team. Our total solutions management teams call on customers in person to address service issues and provide consultation and to market additional products and services.

The direct and agent sales distribution channels are supported by a team of individuals focused on the success of their assigned sales channel. Sales regions have dedicated service representatives who handle service requests from the field direct sales and agent sales forces.

Providing a superior customer experience is a major focus of our customer relationship management team. We collect statistical and direct feedback from customers regarding their recent service experience and use the information to refine and improve our processes as well as measure the effectiveness of the organization. We conduct in-depth customer disconnect and satisfaction studies to understand key drivers of our customer's satisfaction, loyalty, and reasons for canceling their service. We also use a cross-functional churn analysis task force that analyzes customer churn and patterns and makes recommendations to senior operations management on ways to improve our customers' experience.

Our customer relationship management division utilizes various technologies to gain efficiencies and improve the level of service and options for customers. In addition to having the option to speak to a representative 24 hours per day, 7 days per week, customers have several self-service options. Our interactive voice response system, known as Express Care, provides automated telephone billing and collections options as well as network outage notifications. The system also utilizes value-based routing to prioritize high value customers for first priority response. Our award-winning e-Care Enterprise web-based application provides customers with an array of self management tools. Customer relationship management also utilizes a fully automated system that continually updates customers about ongoing repair issues via e-mail or outbound phone call.

Network Deployment

Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms, built into our core and extended to the edge, to support dynamic growth of VoIP, MPLS and other “next generation” technologies. In addition, our network topology incorporates EoC and Switched Ethernet access technology in key markets, enabling high bandwidth “last-mile” connectivity directly to strategically located business customers. As of December 31, 2011, we serviced approximately 616,000 retail access line equivalents (“ALEs”). Of these ALEs, 61% were T-1- and IP-based, with 8% served using EoC and the remaining 53% using standard T-1- and IP-based access. The remaining 39% of total ALEs were served using traditional voice and data access, of which 18% were associated with T-1- and IP-based accounts while the remaining 21% were associated with traditional accounts.

Voice and Data Switches

We currently have MetaSwitch® IP call agents and media gateways deployed throughout our network footprint, in addition to Nortel DMS-500, Alcatel-Lucent (“Lucent”) 5ESS and Compact Switch and Alcatel DEX switches. Our switches deliver a complete suite of voice services, including VoIP, for local, long distance and advanced services that our customers currently utilize. We deploy Cisco and Juniper Networks (“Juniper”) core and provider-edge IP and Ethernet routers, and Ethernet switches from Cisco Systems (“Cisco”), Juniper and Extreme Networks, to deliver our IP- and MPLS-based data and network services. Our current offering of IP services includes dedicated Internet access and site to site VPNs, including MPLS based services.

Colocations and Edge Equipment

We are currently colocated in approximately 260 Verizon and FairPoint end offices in the New York City metro area, Upstate New York (including Syracuse, Albany and Buffalo), Massachusetts, Rhode Island, New Hampshire, New Jersey, Pennsylvania, Maryland, Delaware and Washington, D.C. We have deployed Actelis Networks (“Actelis”) ML Series and Overture Networks' (“Overture”) EoC access systems in many of our major metropolitan colocations allowing us to provide T-1 and multi-megabit Ethernet access services over copper loops. We will continue to expand this technology in other service areas. In addition, we have deployed the Zhone Technologies (f.k.a. Nortel) Universal Edge UE9000, the Communications Test Design, Inc. Intelligent Multi-service Access System (“IMAS”), the Lucent AnyMedia Access System and Force10 Networks TraverseEdge and WideBank multiplexers in our colocations, which allow us to deliver T-1 voice, Primary Rate Interface T-1s, integrated voice and data T-1s, traditional voice services and a full suite of DSL high speed data services using ILEC UNE-Ls.

On-Net (“Lit”) Buildings

We have agreements in place with approximately 420 lit buildings that allow us to colocate our network equipment in order to reduce our last-mile cost. These lit buildings have Ethernet switches and routers, as well as integrated access devices. Voice, data and Internet services are provided directly to customers within the buildings over in-building wiring and optical fiber, which allows for rapid installation of services. We manage the riser plant within some of these buildings on behalf of the landlords under contracts.

ATM Network

We have deployed Cisco Systems' MGX/BPX family of ATM edge/core switches to power our regional xDSL offerings. The MGX/BPX product family provides multi-service switching capability to support voice, data, and video applications. We utilize Juniper ERX edge routers for subscriber management services to support Symmetric & Asymmetric DSL data services.

Fiber Network and Fiber Equipment

We operate a multi-state fiber network consisting of local metropolitan fiber rings and interstate long haul fiber systems. The fiber network consists of our owned fiber, dark fiber, IRU, and light-wave IRU from multiple providers. We have approximately 3,000 fiber route miles consisting of both our owned fiber and dark fiber, pursuant to IRU. We currently have Force10 Networks Traverse optical transport systems and MRV Communications' dense wavelength division multiplexing (“DWDM”) products, as well as Lucent FT2000 OC48 and Lucent OLS 40G DWDM systems to drive our fiber network.

Feature/Application Servers

Since 2005, we have deployed a feature server solution delivering our cloud-based OfficeSuiteTM product. In 2009, we acquired the intellectual property and source code for the enabling technology behind OfficeSuiteTM. As a result, we directly control the ongoing development and enhancement of the platform, and continually add new capabilities and features that we make available to our VoIP customers. In 2011, we added OfficeSuiteTM ACD, a broad suite of cloud-based call center and call queuing services, to the OfficeSuiteTM platform, significantly expanding the addressable market. In addition, we provide unified messaging services integrated with OfficeSuiteTM through our Common Voices, Inc. NowMessage platform. These platforms provide enhanced applications to our customers and an effective alternative to purchasing and operating their own key systems or private branch exchanges. In conjunction with these cloud-based services, we offer our customers an increasing variety of advanced IP station sets and related peripheral devices, as well as softphones and mobile applications.

Data Centers

We have three data centers located within our central offices. These data centers are located in the major metro markets of New York, Boston and Philadelphia. These facilities are utilized primarily to host our OSS systems and servers and our cloud-based communications services, as well as to provide space, power and services for hosting customer-owned equipment.

Customer Access Methods

Our strategy for acquiring new customers, particularly as part of our nationwide hosted IP product, and expanding our market share is designed to generate revenues from targeted customers before we deploy significant network capital. Thus, we acquire customers in targeted geographic areas using off-net access methods, and then build out network infrastructure based on our penetration in specific markets. This strategy enables us to take advantage of the pre-existing access, switching and transport facilities of the ILEC and/or other access providers, thus minimizing our need to spend capital in advance of orders and reducing our risk of inefficient capital investments or stranded plant. Once we reach sufficient customer density within an ILEC central office, we generally establish a colocation in that central office and deploy the necessary equipment and facilities to allow us to provide on-net service to those customers.

When constructing our network, we retain ownership of the intelligent components such as switches, network electronics and software, but lease the access and transport elements. This strategy provides us with significant cost and time-to-market advantages. By owning our switches, we can configure our network to provide high performance, high reliability and cost-effective solutions for our customers' needs. By leasing our access and transport lines, we can reduce upfront capital expenditures, and offer service ubiquitously within a colocation, which leads to a larger addressable market than business models that are based solely and largely on building dedicated facilities to specific customer locations.

The deployment of on-net facilities allows us to improve margins, provides the greatest flexibility in offering product solutions and provides us with greater control over surveillance and repair of facilities. As of December 31, 2011, we had approximately 260 colocations that allowed us to serve approximately 78% of our total lines through an on-net arrangement, through either a T-1 or UNE-L arrangement.

We serve our customers through one or more of the following access methods:

On-net T-1: On-net T-1 is a leased high capacity connection directly from our colocation equipment to the customer's location. This T-1 can provide voice, data or integrated communications services to our customers.

On-net UNE-L: To provide voice lines to residential and small business accounts, we colocate our access equipment in an ILEC central office and lease unbundled loops from our colocation to the customer premise. These on-net loops can provide residential or business customers with traditional voice services or DSL data service, which can deliver voice and data over a single network loop. In addition, through the use of our Actelis ML-series and Overture access systems, we are providing T-1 equivalent and multi-megabit EoC access services via UNE-L to customers served from selected major metropolitan colocations, significantly increasing our margins and expanding our service offerings.

Off-Net: Off-net access methods are used to implement our strategy by acquiring customers located in ILEC central offices in which there is not yet sufficient density to build a colocation. Off-net access is also used to serve off-net locations of a multi-location account. There are two major forms of off-net access. The first is utilizing the transport and/or loops and facilities of a communications provider other than the ILEC. We have contracts with multiple providers of access and transport. The second is provided through ILECs. We have entered into commercial agreements with Verizon, AT&T and FairPoint, which provide availability and predictable pricing for the required access and associated features needed to provide off-net services to our end-users.

Service Agreements with Carriers

We obtain services from Verizon through state-specific interconnection agreements, commercial agreements, local wholesale tariffs and interstate contract tariffs. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, Virginia, Maryland, Delaware, Rhode Island and Washington, D.C. Though the initial terms of all of our interconnection agreements have expired, each of these agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. We are in the process of renegotiating with Verizon the terms of our multiple New York interconnection agreements. We have entered into an amended and restated commercial agreement with Verizon. This amended and restated commercial agreement extends into 2013 and allows us to purchase off-net services from Verizon at UNE-P rates subject to a tiered surcharge reflective of the number of lines we place under the agreement. We are required under our amended and restated commercial agreement with Verizon to maintain a certain volume of lines on a “take-or-pay” basis. Our Verizon interstate contract tariffs allow us to purchase high capacity loops and transport at discounted rates. The interstate contract tariffs require us to maintain a certain number of channel terminations on a “take-or-pay” basis. We have entered into five- and seven-year interstate contract tariffs for Verizon's southern and northern territories, as well as an additional five-year interstate contract tariff, which further incentivizes our use of Verizon special access services. For AT&T territories, including Connecticut, we have both an interconnection and a commercial agreement with AT&T. For Maine, New Hampshire and Vermont, we maintain interconnection and commercial agreements with FairPoint. We are currently negotiating agreements with other ILECs to support our nationwide service offering outside the Northeast and Mid-Atlantic service areas.

We maintain agreements with a number of other carriers for the provision of network facilities, including fiber routes and high capacity loops and transport, Internet Service Providers ("ISPs"), and local voice and data services. These agreements often provide cost-effective alternatives to ILEC-provided services. We also maintain agreements with a number of different long distance carriers. Under the terms of these long distance contracts, after meeting certain minimum purchasing requirements, we are able to choose which services and in what volume we wish to obtain the services from each carrier. Finally, we maintain agreements with various entities for ancillary services such as out-of-band signaling, directory assistance and 9-1-1.

For more information, see “Risk Factors - Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.”

Integrated OSS

We have developed and continue to improve and update our integrated sales automation, order processing, service provisioning, billing, payment, collection, customer service, network surveillance, testing, repair and information systems that enable us to offer and deliver high-quality, competitively priced communications services to our customers. Through dedicated electronic data connections with the ILECs, long distance carriers and other suppliers and service providers, we have designed our systems to process information on a “real time” basis.

Our core OSS combines extensive internal developments with our selected licensed software and applications, all internally integrated through in-house development resources. Software supporting business processes, billing and operations has been developed in-house in standard and modern software languages, including Oracle (f.k.a. Sun) Java and Microsoft.NET Framework, supporting both portability and scalability. Systems supporting network management and operation are composed of licensed core applications platforms that have been extensively customized and integrated by in-house software developers. Process automation is achieved through various applications, which are integrated with workflow to track, report on and drive work orders from start to finish. Our systems are designed to require single data entry, where all data is captured and contained in a single database structure, and maximum flow-through from the initial contact with prospective customers, through order entry and on to service provisioning, service turn-up, billing and customer support. We use Oracle (f.k.a. BEA) WebLogic and Active Endpoints' Active VOS to develop and extend our workflows across the various applications, driving automation of processes and the flow of orders and repair throughout the organization. Our applications include the following:

Sales, Order Entry and Provisioning Systems

Our sales automation, order entry and provisioning systems enable us to collect, leverage, distribute and manage sales leads, shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with SalesTrak, a unified portal offering an extensive array of sales tools and capabilities. Among the sales tools available within SalesTrak is iLead, a web-based sales process and funnel management application. iLead manages the sales process from initial prospecting to close, and includes a hierarchical set of dashboards and reports designed to drive the sales process, provide extensive management oversight and deliver accurate sales forecasts. Information entered into iLead flows through the entire sales and order entry process, augmented along the way as additional information is obtained or required. The progression from lead to opportunity, proposal, signed deal and order entry is seamlessly managed through a tightly coupled software system thus ensuring single data entry and data consistency. Central to our sales system support environment is an application called eSales Enterprise. eSales Enterprise uses the information gathered by the sales representatives in iLead to electronically construct clean, professional proposals. eSales Enterprise is also the online vehicle Sales and Marketing use to approve the terms and conditions of any proposal extended to a customer and, upon closing a deal, is the application used to invoke the order fulfillment process. Prior to submitting an order for access services to the ILEC or other access provider, we perform customer credit approval and automatically obtain and process any available ILEC customer service record detailing the customer's existing phone service to establish their data records in our centralized customer records database. This has enabled us to deliver a highly automated flow-through customer provisioning experience.

Our order entry system has been extended, through a dedicated web portal, AgentTrak, to provide these same capabilities to our indirect sales forces. Through our SalesTrak and AgentTrak portals, our sales team, agents and other indirect sales teams can track order status, trouble reports and commissions in real-time.

In addition to automating the ordering and provisioning of new services, our provisioning system automates the addition of customer lines and services to existing customer accounts, as well as the changing of the features associated with that particular customer's service. Recently added functionality also provides for the automation of many of the functions of customer service moves, further reducing manual work and providing increased operating efficiency.

Customer Relationship Management System

Our customer relationship management systems (“CRM”) include e-Care Enterprise and OpenCafe. E-Care Enterprise, a recipient of multiple awards for customer service and applications of business technology, allows our customers to directly monitor and manage their accounts and services online. Our E-Care Enterprise web portal provides customers with an array of services and relationship management functions, including the ability to monitor and analyze IP network and router utilization for MPLS VPNs, to manage network-provided firewall, email and data backup services, to re-point toll free and direct inward dialing numbers in real time or on a defined schedule, to enter and track trouble tickets, to enter and track service orders, to administer cloud-based communications services and to view, analyze, download and pay bills, with many other enhancements and extensions under development. OpenCafe, our internal CRM application, provides our customer service representatives with real time access to all information pertinent to the customer, in an organized and easy to use front-end system. In addition, OpenCafe is directly coupled with our trouble ticketing and repair tracking systems, allowing instant access to repair status and reporting. Through OpenCafe, our customer service representatives have the tools to analyze customer troubles and repair service issues in real-time, while the customer is on the phone. This system leverages extensive analysis and repair logic developed in-house, providing a simple and highly intuitive front end portal to the service representative. We continue to develop and implement improvements to OpenCafe, delivering more front-line capabilities to our customer service representatives, reducing the length of customer service calls and improving the customer experience. In addition, as stated above, our SalesTrak and AgentTrak portals allow our sales representatives and agents to have direct visibility into our systems to better serve our customers by monitoring customer accounts.

Network Management Systems

Our network management systems include: TEOCO Corporation's (“TEOCO") (f.k.a. TTI) Netrac, our network alarm surveillance, analysis and reporting system; TEOCO's NeTkT, our integrated trouble ticketing and repair tracking system; Subix Limited (f.k.a. Syndesis) NetProvision Activator, our DSL provisioning automation system; JDS Uniphase Corporation's (“JDSU”) NetOptimize, our traffic data collection and analysis system; JDSU's NetAnalyst, our T-1 integrated testing management system; Harris Corporation's TAC, our copper loop integrated testing system; Ipswitch, Inc's WhatsUp Professional and WhatsUp Gold, our customer premise equipment monitoring systems and Telcordia (f.k.a. Granite Systems) Xpercom, our network inventory records system. With these core licensed applications, our in-house software developers have, through Application Programming Interfaces ("APIs"), developed overarching control and management software applications to leverage these systems, and coupled the functionality to our business support applications to deliver seamless service, provisioning and billing. Through these systems, we have automated many key trouble management and resolution functions, including fault isolation, service testing, trouble ticket generation, forwarding, tracking and escalation, automated reporting to our customers and automated close-out of tickets upon customer-acknowledged completions. In addition, we have leveraged these applications to deliver Web-D, our work force management, project scheduling, assignment and tracking application, maximizing the efficiency of our field workforce.

Billing System

Our in-house developed billing system enables us to preview and run each of our multiple bill cycles for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage. Our full color, multi-location bill provides the flexibility for customers to customize the arrangement of lines by location, while offering extensive and intuitive management reports and graphs that allow customers the insight to manage their communications costs and usage. All billing information is available on-line via our e-Care Enterprise customer web portal, for viewing, analysis, downloading and on-line payment. And all billing information, including a PDF image of the actual bill, is available on demand in real-time to our customers and customer care representatives for review or discussion with our customers, increasing customer satisfaction. We have successfully evolved and enhanced our billing system to support our continually growing suite of services and the dramatically increasing volumes of customers since its initial development. Our scalable billing system capabilities have been a key strength in support of our successful mergers and acquisitions strategy and ability to successfully integrate companies and customer bases while avoiding customer disruption. We have leveraged the capabilities of our billing system to develop enhanced account profitability tools for sales, marketing and customer care, for use in account management and competitive bidding scenarios.

Collections Management System

Our automated collections management system is integrated with our billing and CRM systems, which increases the efficiency of our collections process, accelerates the collection of accounts receivable and assists in the retention of valuable customers.

Competition

The communications and IT services industries are highly competitive. We believe we compete principally by offering focused customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with the ILECs, competitive local exchange carriers ("CLECs") and other market participants (including CATVs, VoIP providers, hosted service providers and wireless companies), interexchange carriers (“IXCs”), ISPs and vendors, installers and communications management companies.

ILECs

In each of our existing markets, we face, and expect to continue to face, significant competition from ILECs, which currently dominate their local communications markets as a result of their historic monopoly position. The ILECs also offer long distance, data and Internet services.

The ILECs have long-standing relationships and strong reputations with their customers, as well as financial, technical, marketing, personnel and other resources substantially greater than ours. In addition, the ILECs have the potential to subsidize competitive services with revenues from a variety of businesses and currently benefit from existing regulations that favor them over us in some respects. We expect that the ILECs will continue to be the beneficiaries of increased pricing flexibility and relaxed regulatory oversight, which may provide them with additional competitive advantages.

CLECs and Other Market Participants

We face competition from CLECs, operating both on a facilities and non-facilities basis. Some of these carriers have competitive advantages over us, including substantially greater financial, personnel and other resources, brand name recognition and long-standing relationships with customers. In addition, the industry has seen a number of mergers and consolidations among CLECs in an effort to gain a competitive advantage in the sector, while some have entered and subsequently emerged from bankruptcy with dramatically altered business plans and financial structures. Both of these groups may have the ability to offer more competitive rates than we can offer.

In addition, we face competition from other existing and potential market participants such as cable television companies, wireless service providers, electric utilities and providers using VoIP over the public Internet or private networks. Cable television companies have entered the communications market by upgrading their networks with hybrid fiber coaxial lines and installing facilities to provide fully interactive transmission of broadband voice, video and data communications. While many CLECs have always targeted small and medium size enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are often doing so at rates lower than we generally offer. Wireless services providers are providing not only voice, but also broadband, substitutes for traditional wireline local telephones. Electric utility companies have existing assets and low cost access to capital that could allow them to enter a market and accelerate network development. Many VoIP providers operate down-market from our target audience and are offering a lower quality service, with little or no QoS, primarily to residential customers. Hosted service providers provide similar SaaS and IaaS capabilities, often without companion communication services. Many ILECs and IXCs have deployed VoIP technology for business customers by offering higher quality, QoS-supported, services. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay.

Interexchange Carriers

Interexchange carriers that provide long distance and other communications services offer or have the capability to offer switched local, long distance, data and Internet services. Some of these carriers have vast financial resources and a much larger service footprint than we do. In addition, there have been a number of mergers and consolidations among IXCs and between ILECs and IXCs that have allowed carriers to dramatically expand the reach of their services and, thus, to gain a significant competitive advantage. These consolidated entities may have the ability to offer more services and more competitive rates than we can offer.

Data/Internet Services Providers

The Internet services market is highly competitive, and we expect that competition will continue to intensify. Internet service, including both Internet access and on-line content services, is provided by Internet services providers, ILECs, satellite-based companies, interexchange carriers and cable television companies. Many of these companies provide direct access to the Internet and a variety of supporting services to businesses and individuals. In addition, many of these companies, such as AOL and MSN, offer online content services consisting of access to closed, proprietary information networks. Interexchange carriers, among others, are aggressively entering the Internet access markets. Long distance providers have substantial transmission capabilities, traditionally carry data to large numbers of customers and have an established billing system infrastructure that permits them to add new services. Satellite companies are offering broadband access to Internet from desktop PCs. Cable companies are providing Internet services using cable modems to customers in major markets. Many of these competitors have substantially greater financial, technological, marketing, personnel, brand recognition and other resources than those available to us.

Vendors, Installers and Communication Management Companies

We compete with numerous equipment vendors and installers and communications management companies for business telephone systems and related services. We generally offer our products at prices consistent with other providers and differentiate our service through our product packages and customer service.

Intellectual Property

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third party non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. No individual patent, trademark or copyright is material to our business. Generally, our licensing agreements are perpetual in duration. We own a collection of patents registered in the United States, Canada and other countries relating to network design and technology for the delivery of enhanced voice services, as well as a process patent relating to our network hot-cut process.

We have granted security interests in our trademarks, copyrights and patents to our lenders pursuant to our existing credit facility and the indenture governing the outstanding notes.

Employees

As of December 31, 2011, we had approximately 900 employees, including approximately 160 quota-bearing representatives in all sales channels. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.
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
The Federal Communication Commission ("FCC") has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services. State regulatory public utility commissions generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may regulate aspects of our business through zoning requirements, permit or right-of-way procedures, and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and state public utility commissions do not regulate Internet, video conferencing, or certain data services, although the underlying communications components of such offerings may be regulated. Our operations also are subject to various environmental, building, safety, health, and other governmental laws and regulations.
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

Federal Regulation
The Communications Act of 1934 (the "Communications Act") grants the FCC authority to regulate interstate and foreign communications by wire or radio. The FCC imposes extensive regulations on common carriers that have some degree of market power such as ILECs. The FCC imposes less regulation on common carriers without market power, such as us. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive an authorization to construct and operate telecommunications facilities and to provide or resell communications services, between the United States and international points. Further, we remain subject to numerous requirements of the Communications Act, including certain provisions of Title II applicable to all common carriers which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms, and which prohibit any unjust or unreasonable discrimination in charges or terms. The FCC has authority to impose additional requirements on non-dominant carriers.
The Telecommunications Act of 1996 (the "Telecommunications Act") amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. Under the Telecommunications Act, any entity, including cable television companies and, electric and gas utilities, may enter any communications market, subject to reasonable state certification requirements and regulation of safety, quality and consumer protection. Because aspects of the Telecommunications Act remain subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still ongoing uncertainty as to the ultimate impact it will have on us. The Telecommunications Act was intended to increase competition. Among other things, the Telecommunications Act opened the local exchange services market by requiring ILECs to permit competitive carriers to interconnect to their networks at any technically feasible point and required them to utilize certain parts of their networks at FCC-regulated (generally cost based) rates; it also established requirements applicable to all local exchange carriers. Examples include:

•
Reciprocal Compensation. Required all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.

•
Resale. Required all ILECs and CLECs to permit resale of their communications services without unreasonable or discriminatory restrictions or conditions. In addition, ILECs were required to offer for resale, wholesale versions of all communications services that the ILEC provides at retail to subscribers that are not telecommunications carriers at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.

•
Access to Rights-of-Way. Required all ILECs and CLECs and any other public utility that owns or controls poles, conduits, ducts, or rights-of-way used in whole or in part for wire communications, to permit competing carriers (and cable television systems) access to those poles, ducts, conduits and rights-of-way at regulated prices. CLEC rates for access to its poles, ducts, conduits and rights-of-way, however, are not regulated.

The Telecommunications Act also codified the ILECs' equal access and nondiscrimination obligations and preempted inconsistent state regulation.

Legislation. Congress is considering various measures that would impact telecom laws in the United States. The prospects and timing of potential legislation remain unclear, and as such, we cannot predict the outcome of any such legislation upon our business.

Unbundled Network Elements. The Telecommunications Act required ILECs to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and non-discriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the Telecommunications Act. The Telecommunications Act gave the FCC authority to determine which network elements must be made available to requesting carriers such as us. The FCC was required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it sought to offer. Based on this standard, the FCC developed an initial list of Regional Bell Operating Company ("RBOC") network elements that must be unbundled on a national basis in 1996. Those initial rules were set aside by the U.S. Supreme Court and the FCC subsequently developed revised unbundling rules, which also were set aside on appeal.
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
In December 2004, the FCC issued an Order on Remand of the TRO (“TRRO”), which became effective on March 11, 2005. The TRRO further modified the unbundling obligations of ILECs. Under certain circumstances, the FCC removed the ILECs' unbundling obligations with regard to high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. Under the FCC's new rules, the availability of high capacity loops and transport depends upon new tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of colocated fiber providers in incumbent wire centers. Subsequent to the release of the TRRO, we entered into commercial agreements with Verizon, under which we continued to have access to local switching from Verizon during the terms of the agreements. We have replaced delisted UNE-Ls and transport with special access, generally at prices significantly higher than unbundled network element rates, unless we can locate alternative suppliers offering more favorable rates.
FCC rules implementing the local competition provisions of the Telecommunications Act permit CLECs to lease unbundled network elements at rates determined by State public utility commissions employing the FCC's Total Element Long Run Incremental Cost forward-looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the Total Element Long Run Incremental Cost (“TELRIC”) methodology and wholesale pricing rules for communications services made available for resale by ILECs in accordance with the Telecommunications Act. This proceeding, which is ongoing, will consider whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an ILEC's network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions. The application and effect of a revised TELRIC pricing model on the communications industry generally and on our business activities cannot be determined at this time.
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

On September 16, 2005, the FCC partially granted Qwest's petition seeking forbearance from the application of the FCC's dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Omaha, Nebraska Metropolitan Statistical Area. The FCC granted Qwest the requested relief in nine of its 24 Omaha central offices where it determined that competition from intermodal (cable) service providers was “extensive.” Although the FCC required that Qwest continue to make unbundled network elements available in the nine (9) specified central offices, Qwest will only have to do so at non- Total Element Long Run Incremental Cost rates. The FCC did not grant Qwest the requested relief regarding its colocation and interconnection obligations. On January 30, 2007, the FCC partially granted ACS of Anchorage, Inc.'s petition seeking forbearance from the application of the FCC's dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Anchorage, Alaska local exchange carrier study area. The FCC granted ACS the requested relief in five of its 11 Anchorage central offices where it determined that “competition by the local cable operator . . . ensures that market forces will protect the interests of consumers.” Although the FCC required that ACS continue to make unbundled network elements available in the five (5) central offices in which the requested relief was granted, ACS will only have to do so at commercially negotiated rates. Because we do not operate in either the Omaha, Nebraska or Anchorage, Alaska Metropolitan Statistical Areas, these decisions did not have a direct impact on us.
In December 2007, the FCC denied a Verizon petition for relief comparable to that accorded Qwest and ACS - forbearance from the application of the FCC's dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements - in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington-Baltimore PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area - three of our largest markets. On June 19, 2009, the D.C. Circuit remanded the Verizon forbearance decision to the FCC for further consideration and explanation. On August 20, 2009, the FCC initiated a proceeding to address the remand of the Verizon forbearance decision, as well as the remand of another order denying Qwest UNE-forbearance relief in four of its largest markets. Both Verizon and Qwest withdrew their UNE-forbearance petitions following denial by the FCC of Qwest's Phoenix UNE-forbearance request. In denying the Qwest Phoenix UNE-forbearance petition, the FCC established a new market-power analytical framework for assessing future forbearance petitions. Qwest has appealed the FCC's denial of its Phoenix UNE-forbearance petition. We cannot predict the outcome of this appeal or other pending or future UNE-forbearance proceedings or appeals or the effect that these proceedings may have on our business or operations.
On September 23, 2005, the FCC issued an order that largely deregulates “wireline broadband Internet access service.” The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both next generation fiber-to-the-premises services and all digital subscriber lines. This decision by the FCC follows the decision by the United States Supreme Court in the Brand X case, issued June 27, 2005, in which the Court held that cable systems are not legally required to lease access to competing providers of Internet access service. Consistent with the FCC's previous classification of cable modem service as an information service, the FCC classified broadband Internet access service as an information service because it intertwines transmission service with information processing and is not, therefore, a “pure” transmission service such as frame relay or ATM, which remain classified as communications services. The FCC required that existing transmission arrangements between broadband Internet access service providers and their customers be made available for a one year period from the effective date of this decision. This decision did not affect CLECs' ability to obtain unbundled network elements, but does relieve the ILECs of any duty to offer DSL transmission services subject to regulatory oversight. We cannot predict the effect of the Order on our business.
On March 19, 2006, the FCC, by inaction, granted Verizon's Petition for Forbearance from the application of the FCC's Computer II and Title II requirements to Verizon's Broadband service offerings. Arguably, the grant of Verizon's petition permits Verizon to offer DSL, ATM, Frame Relay and T-1 services on a non-common carrier basis, free from unbundling and Total Element Long Run Incremental Cost pricing requirements. Through various ex parte filings, however, Verizon appeared to narrow its petition to ask for far more limited relief, arguably limiting the requested relief to a select group of service offerings. Other ILECs have sought and been granted similar relief. On October 12, 2007, the FCC agreed that AT&T's existing packet-switched broadband telecommunications services and existing optical transmission services could be treated as non-dominant and would no longer be subject to certain regulatory requirements. Other ILECs have sought and been granted similar relief. We cannot predict the effect, if any, on our business of the “deemed” grant of the Verizon petition.
In June 2009, the FCC adopted new rules governing forbearance requests. The rules require, among other things, that forbearance petitions be complete when filed, state explicitly the scope of the relief requested, identify any other relevant proceedings and comply with certain format requirements. The rules also limit the petitioner's right to withdraw the petition or narrow its scope. We cannot predict the effect, if any, of these new rules on the FCC's review and determination of forbearance petitions.

Special Access. The FCC has undertaken a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules which permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and/or remove from price caps regulation special access service in a defined geographic area (Phase II pricing flexibility) based on showings of competition. In its Notice of Proposed Rulemaking (“NPRM”), the FCC tentatively concluded that it would continue to permit pricing flexibility where competitive market forces would be sufficient to constrain special access prices, but undertook an examination of whether the current triggers for pricing flexibility have accurately gauged competition levels and worked as intended. The FCC also requested comments on whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts) are unreasonable. By Public Notice dated July 9, 2007, the FCC invited parties to update the record in its special access rulemaking to address, among other things, the impact of industry consolidation on the availability of alternative facilities. We cannot predict the impact, if any, the NPRM will have on our network cost structure.

Interconnection Agreements. Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with ILECs to obtain access to unbundled network element services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island and Washington, D.C. In the states of Vermont, New Hampshire and Maine, we have interconnection agreements with FairPoint following its acquisition of Verizon's network assets in these states. We have entered into a multi-state interconnection agreement with AT&T and are currently negotiating agreements with other ILECs to support our nationwide service offering outside the Northeast and Mid-Atlantic service areas. Our agreements will be amended to reflect recent FCC orders, but whether these changes will be affected by state public utility commission order, tariff, negotiation or arbitration is uncertain.
We are in the process of renegotiating our interconnection agreement with Verizon in New York. If the negotiation process does not produce, in a timely manner, an interconnection agreement that we find acceptable, we may petition the New York public utility commission to arbitrate any disputed issues. Arbitration decisions in turn may be appealed to federal courts. We cannot predict how successful we will be in negotiating terms critical to our provision of local network services in New York, and we may be forced to arbitrate certain provisions of our New York agreements. Interconnection agreement arbitration proceedings before other state commissions may result in decisions that could affect our business, but we cannot predict the extent of any such impact. As an alternative to negotiating an interconnection agreement, we may adopt, in its entirety, another carrier's approved agreement.

Colocation. FCC rules generally require ILECs to permit competitors to colocate equipment used for interconnection and/or access to unbundled network elements. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to colocate multifunctional equipment and require ILECs to provision crossconnects between colocated carriers. We cannot determine the effect, if any, of future changes in the FCC's colocation rules on our business or operations.

Regulation of ISPs. To date, the FCC has treated ISPs as enhanced service providers, which are generally exempt from federal and state regulations governing common carriers. Nevertheless, regulations governing the disclosure of confidential communications, copyright, excise tax and other requirements may apply to our Internet access services. In addition, the FCC released an NPRM in September 2005 seeking comment on a broad array of consumer protection regulations for broadband Internet access services, including rules regarding the protection of Customer Proprietary Network Information (“CPNI”), slamming, truth in billing, network outage reporting, service discontinuance notices, and rate-averaging requirements. We cannot predict whether the FCC will adopt new rules regulating broadband Internet access services and, if it does so, how such rules would affect us, except that new obligations could increase the costs of providing DSL service.
Moreover, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the potential liability of ISPs and hosting companies that do not knowingly engage in unlawful activity. We expect that Congress will continue to consider various bills concerning the Internet and Internet users, some of which, if signed into law, could impose additional obligations on us.

Network Management and Internet Neutrality.    In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the Internet. The FCC, the Obama Administration and Congress have expressed interest in imposing these so-called "net neutrality" requirements on broadband Internet access providers, which address whether, and the extent to which, owners of network infrastructure should be permitted to engage in network management practices that prioritize data packets on their networks through commercial arrangements or based on other preferences. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. These rules have not taken effect and are currently being challenged in court. It is not possible to determine what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future. We cannot predict how any future legislative, regulatory or judicial decisions relating to net neutrality might affect our ability to manage our broadband network or develop new products or services.

Long Distance Competition. Section 271 of the Communications Act, enacted as part of the Telecommunications Act, established a process by which a RBOC could obtain authority to provide long distance service in a state within its region. Each RBOC was required to demonstrate that it had satisfied a 14-point competitive checklist and that granting such authority would be in the public interest. All of the RBOCs have received FCC approval to provide in-state long distance service within their respective regions. Receipt of Section 271 authority by the RBOCs has resulted in increased competition in certain markets and services.
The RBOCs have a continuing obligation to comply with the 14-point competitive checklist, and are subject to continuing oversight by the FCC and state public utility commissions. Each RBOC must provide unbundled access to unbundled network elements at just and reasonable rates and comply with state-specific Performance Assurance Plans pursuant to which a RBOC that fails to provide access to its facilities in a timely and commercially sufficient manner must provide to affected CLECs compensation in the form of cash or service credits. Our ability to obtain adequate interconnection and access to unbundled network elements on a timely basis and at cost effective rates could be adversely affected by an RBOCs failure to comply with its Section 271 obligations.

Detariffing. The FCC has largely eliminated carriers' obligations to file with the FCC tariffs containing prices, terms and conditions of service and has required carriers to withdraw all of their federal tariffs other than those relating to access services. Our interstate and international rates nonetheless must still be just and reasonable and nondiscriminatory. Our state tariffs remain in place. Detariffing precludes our ability to rely on filed rates, terms, and conditions as a means of providing notice to customers of prices, terms and conditions under which we offer services, and requires us instead to rely on individually negotiated agreements with end-users. We have, however, historically relied primarily on our sales force and marketing activities to provide information to our customers regarding the rates, terms, and conditions of service and expect to continue to do so. Further, in accordance with the FCC's orders we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.

Intercarrier Compensation. The FCC's intercarrier compensation rules include rules governing access charges, which govern the payments that interexchange carriers and commercial mobile radio service providers make to local exchange carriers to originate and terminate long distance calls, and reciprocal compensation rules, which generally govern the compensation between telecommunications carriers for the transport and termination of local traffic. We purchase long distance service on a wholesale basis from interexchange carriers who pay access fees to local exchange carriers for the origination and termination of our long distance communications traffic. Historically, intrastate access charges have been higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic is intrastate our costs of providing long distance services will increase. As a local exchange provider, we bill long distance providers access charges for the origination and termination of those providers' long distance calls. Accordingly, in contrast with our long distance operations, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. As an entity that collects and remits access charges, we must properly track and record the jurisdiction of our communications traffic and remit or collect access charges accordingly. The result of any changes to the existing regulatory scheme for access charges or a determination that we have been improperly recording the jurisdiction of our communications traffic could have a material adverse effect on our business, financial condition and results of operations.

The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a further NPRM seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. In connection with the FCC's rulemaking proceeding, a number of industry groups attempted to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. The FCC called for public comment on one such plan designated the Missoula Plan. In November 2008, the FCC issued a Further NPRM, setting forth various proposals for the reform of its intercarrier compensation regime. In its National Broadband Plan, released on March 16, 2010, the FCC recommended that per-minute intercarrier compensation charges be eliminated over time: first by moving intrastate switched access charges to interstate levels over a period of two to four years, second by moving switched access charge rates to reciprocal compensation levels and third by phasing out per-minute intercarrier compensation rates altogether.
In a recent order, the FCC adopted policy changes that over time will reduce carriers' access rates. Under the FCC's November 2011 order, a uniform "bill-and-keep" framework for both intrastate and interstate access traffic will be applicable for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC's new rules will be phased in over a multi-year transition. Specifically, effective December 29, 2011, the following rates were capped: (1) all interstate access rate elements and reciprocal compensation rates; (2) for price cap carriers and CLECs operating in their areas, all intrastate access rates; and (3) for rate-of-return carriers and CLECs operating in their areas, terminating access rates only. In addition, competitive carriers must reduce their intrastate tariffed access charges by July 2013 to those no greater than the incumbent carriers with which they compete, as is currently required with CLEC's interstate access charges. From 2013 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with a "bill-and-keep" framework applicable for all charges. These new rules significantly alter the manner in which all carriers, including carriers such as us that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic and the rates that we pay for these services. We expect these new rules to result in a loss of revenues and anticipate that they could potentially increase our volume of carrier disputes. Also, it is possible that the new rules will be subject to appeals and requests for stay by numerous parties, further delaying implementation. The FCC has authorized carriers such as us to recover lost revenue attributable to the FCC order through price increases and charges to the end user customer.
On April 18, 2001, the FCC issued a new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the FCC established a new intercarrier compensation mechanism for ISP-bound traffic with declining rates over a three year period. In addition to establishing a new rate structure, the FCC capped the amount of ISP-bound traffic that would be “compensable” and prohibited payment of intercarrier compensation for ISP-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the D.C. Circuit found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the court let the FCC's rules stand. In November 2008, the FCC issued revised rules governing the intercarrier compensation regime that would govern ISP-bound traffic. These rules have been upheld on appeal. On October 8, 2004, the FCC issued an order in response to a July 2003 Petition for Forbearance filed by Core Communications (“Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the remanded April 2001 order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Core Petition as to the rate caps and mirroring rules.

CALEA. The Communications Assistance for Law Enforcement Act ("CALEA") requires communications providers to provide law enforcement officials with call content and/or call identifying information under a valid electronic surveillance warrant, and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance. Because we provide facilities-based services, we incur costs in meeting these requirements. Noncompliance with these requirements could result in substantial fines. Although we attempt to comply with these requirements, we cannot assure that we would not be subject to a fine in the future.

CPNI. FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC's initial CPNI rules initially prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and record keeping. Recently, the FCC further modified its CPNI requirements to, among other things, extend CPNI regulations to interconnected VoIP providers, require annual carrier certifications and to impose additional limitations on the release of CPNI without express customer approval. We use our subscribers' CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and CPNI processes could generate significant administrative expenses.

Universal Service. Section 254 of the Communications Act and the FCC's implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund ("USF"). The USF supports several programs administered by the Universal Service Administrative Company with oversight from the FCC, including: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs, (iv) basic telephone services for low income consumers, and (v) interstate access support. Based on the total funding needs for these programs, the FCC determines a contribution factor, which it applies to each contributor's interstate and international end-user communications revenues. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true-up. USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item.
In its National Broadband Plan, the FCC offered a series of ambitious proposals to transform the current universal voice service mandate into one directly supporting universal access to broadband services, phasing out support for voice-only telephone services and replacing it with support for voice-enabled broadband platforms. To accomplish this, the FCC proposes to replace the USF with a new Connect America Fund ("CAF") over the next ten years and to fund the CAF by broadening the universal service contribution base. The FCC has recently issued a NPRM by which it proposes to effect these changes. We cannot predict the outcome of any of these initiatives or their impact on our business.
In November 2011, the FCC expanded the USF to include broadband services as part of a "Connect America Fund." The new fund also includes a Mobility Fund, making mobile broadband an independent universal service objective. Further, FCC reform of the USF contribution methodology is expected to be addressed in 2012. The application and effect of these changes, and similar state requirements, on the telecommunications industry generally and on certain of our business activities cannot be predicted.
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
AT&T and Verizon have asked the FCC to revise the system by which the costs of implementing local number portability (“LNP”) are recovered. Generally, these carriers have asked the FCC to move from a system in which cost recovery is allocated according to a carrier's proportion of overall industry revenue to a cost recovery mechanism based on usage. If adopted, the modifications could increase our LNP charges.
On May 14, 2009, the FCC issued an order that requires carriers to complete simple wireline and simple intermodal number ports within one business day. The order requires the North American Numbering Council (“NANC”) to develop new process flows that take into account the shortened porting interval. Once NANC releases the new process flows, large carriers will have nine months and small carriers will have fifteen months to implement the new procedures. In a related NPRM, the FCC requested comment on whether it should modify the definition of a simple port. While we cannot predict the outcomes of these proceedings, certain outcomes could increase our LNP costs.

Slamming. A customer's choice of local or long distance communications company is encoded in the customer's record, which is used to route the customer's calls so that the customer is served and billed by the desired company. A customer may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. Slamming occurs when these specific procedures are not followed, such as when a customer's service provider is changed without proper authorization or as a result of fraud. The FCC has levied substantial fines for slamming. The risk of financial damage, in the form of fines, penalties and legal fees and costs and to business reputation from slamming is significant. We maintain internal procedures designed to ensure that our new subscribers are switched to us and billed in accordance with federal and state regulations. Because of the volume of service orders that we may process, it is possible that some carrier changes inadvertently may be processed without authorization. Therefore, we cannot guarantee that we will not be subject to slamming complaints in the future.

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

The Internet Tax Non-Discrimination Act, which is in effect through November 2014, places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states' taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.

State Regulation
The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the public utility commission and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity (“CPCN”) or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities-based service and resold competitive local and interexchange service throughout the Northeast and Mid-Atlantic service areas. We are currently engaged in an initiative to obtain authority to provide competitive local and interexchange service throughout the contiguous United States and have secured authority in all but a handful of states. There can be no guarantee that we will receive authorizations we may seek in other states in the future.
In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements and obligations to contribute to state universal service and other funds. State public utility commissions also regulate, to varying degrees, the rates, terms and conditions upon which we and our competitors conduct retail business. In general, state regulation of ILEC retail offerings is greater than the level of regulation applicable to CLECs. In a number of states, however, Verizon either has obtained or is actively seeking some level of increased pricing flexibility or deregulation, either through amendment of state law or through proceedings before state public utility commissions. Such increased pricing flexibility could have an adverse effect on our competitive position in those states because it could allow Verizon to reduce retail rates to customers while wholesale rates that we pay to it stay the same or increase. We cannot predict whether these efforts will materially affect our business.
We also are subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. State commissions have issued or proposed substantial fines against CLECs for slamming or cramming. The risk of financial damage, in the form of fines, penalties and legal fees and costs and to business reputation from slamming is significant. A slamming complaint before a state commission could generate substantial litigation expenses. In addition, state law enforcement authorities may use their consumer protection authority against us if we fail to meet applicable state law requirements.

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
Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and/or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. State public utility commissions also regulate the rates ILECs charge for interconnection, access to network elements, and resale of services by competitors. State public utility commissions may initiate cost cases to re-price unbundled network elements and to establish rates for wholesale services that are no longer required to be provided as unbundled network elements under the TRRO. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements or in other wholesale agreements with ILECs. We cannot predict the outcome of these proceedings. The pricing, terms and conditions under which the ILECs in each of the states in which we currently operate offers such services may preclude or reduce our ability to offer a competitively viable and profitable product within these and other states on a going forward basis.
State regulators establish and enforce wholesale service quality standards that Regional Bell Operating Companies must meet in providing network elements to CLECs like us. These plans sometimes require payments from the ILECs to the CLECs if quality standards are not met. Verizon is asking various state commissions where we operate to modify the state wholesale quality plans in ways that would reduce or eliminate certain wholesale quality standards. Changes in performance standards could result in a diminution of the service quality we receive. We cannot predict how state commissions will respond to such requests, nor the ultimate impact of such decisions on our business, financial condition or results of operations.

Local Regulation
In some municipalities where we have installed facilities, we are required to pay license or franchise fees based on a percentage of our revenues generated from within the municipal boundaries. We cannot guarantee that fees will remain at their current levels following the expiration of existing franchises or that other local jurisdictions will not impose similar fees.

Regulation of VoIP

Federal and State
The use of the public Internet and private Internet protocol networks to provide voice communications services, including VoIP, has been largely unregulated within the United States. To date, the FCC has not imposed regulatory surcharges or most forms of traditional common carrier regulation upon providers of Internet communications services, although it has ruled that VoIP providers must contribute to the USF. The FCC has also imposed obligations on providers of two-way interconnected VoIP services to provide E911 service, and it has extended CALEA obligations to such VoIP providers. The FCC has also imposed on VoIP providers the obligation to “port” customers' telephone numbers when customers switch carriers and desire to retain their numbers. As a provider of interconnected VoIP services, we will bear costs as a result of these various mandates.
On February 12, 2004, the FCC adopted an NPRM to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocol, including VoIP. In the absence of federal legislation, we expect that through this proceeding, which is still pending, the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when, or if, the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services. The FCC's pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

In a series of decisions issued in 2004, the FCC clarified that the FCC, not the state public utility commissions, has jurisdiction to decide the regulatory status of IP-enabled services, including VoIP. On November 12, 2004, in response to a request by Vonage Holdings Corp., a VoIP services provider, the FCC issued an order preempting traditional telephone company regulation of VoIP service by the Minnesota public utility commission, finding that the service cannot be separated into interstate and intrastate communications without negating federal rules and policies. In April 2004, the FCC issued an order concluding that, under current rules, AT&T's phone-to-phone IP telephony service is a telecommunications service upon which interstate access charges may be assessed. This decision, however, is limited to interexchange service that: (1) uses ordinary customer premises equipment with no enhanced functionality; (2) originates and terminates on the PSTN; and (3) undergoes no net protocol conversion and provides no enhanced functionality to end-users due to the provider's use of IP technology. The FCC made no determination regarding retroactive application of its ruling, and stated that the decision does not preclude it from adopting a different approach when it resolves the IP-enabled services or intercarrier compensation rulemaking proceedings.
Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues, taxation of services, and licensing, may be subject to federal or state regulation. Similarly, changes in the legal and regulatory environment relating to the Internet connectivity market, including regulatory changes that affect communications costs or that may increase the likelihood of competition from RBOCs or other communications companies could increase our costs of providing service.
  In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. Effective as of December 29, 2011, default rates for toll VoIP-PSTN traffic will be equal to interstate access rates applicable to non-VoIP traffic both in terms of rate level and rate structure; default rates for other VoIP-PSTN traffic will be reciprocal compensation rates. In addition, VoIP-PSTN traffic will be subject to the same phase-down of access rates as will be applied to traditional voice traffic, as discussed below. We expect these new rules to result in a loss of revenues and potentially increase our volume of carrier disputes. In addition, because the new rules regarding payment obligations for VoIP traffic are prospective only and do not address any intercarrier compensation payment obligations for VoIP traffic for any prior periods, we cannot predict how existing disputes regarding treatment of this traffic for prior periods will be resolved. The FCC also issued a Further Notice of Proposed Rulemaking which asks for further input on many of the issues, including IP-to-IP interconnection. While the FCC states an "expectation that parties will negotiate in good faith" toward IP-to-IP interconnection agreements, questions have been raised regarding under what legal framework these interconnection arrangements should proceed, which creates uncertainty regarding whether these arrangements will be economically viable.

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
Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. As part of these efforts, the Federal Trade Commission ("FTC") and certain state Attorneys General have conducted investigations into the privacy practices of companies that collect information about individuals using the Internet. The FTC and various state agencies, as well as individuals, have investigated and asserted claims against, or instituted inquiries into, ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices.

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
Uncertainty surrounding our ability to refinance our existing indebtedness raises significant doubt about our ability to continue as a going concern.

As of December 31, 2011, our outstanding indebtedness consisted of $300.0 million (face value) 11 3/8% senior secured notes due on September 1, 2012 and $17.1 million under our Revolving Credit Facility due on June 1, 2012. We cannot assure you that we will be able to refinance our notes or our Revolving Credit Facility on or prior to their respective maturity dates, nor can we assure you that if we are able to refinance all or a part of our indebtedness, we will be able to do so on commercially reasonable terms. In the event an infusion of capital, a refinancing or a restructuring does not occur management does not believe that we will have the necessary cash to repay the principal of our senior secured notes when due. Our inability to repay the senior secured notes upon maturity without refinancing or restructuring raises substantial doubt about our ability to continue as a going concern.
Our substantial indebtedness may restrict our operating flexibility, could adversely affect our financial health and could prevent us from fulfilling our financial obligations.
As of December 31, 2011, we had $322.6 million of total outstanding indebtedness. Our indebtedness could significantly affect our financial health and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:

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
Although the indenture governing the notes and the credit agreement governing our Revolving Credit Facility will limit our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the indenture governing the notes and the credit agreement governing our Revolving Credit Facility will not prevent us from incurring obligations that do not constitute indebtedness. See the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including our possible inability to service our debt, would increase.
Our outstanding indebtedness of $300.0 million (face value) in the form of 11 3/8% senior secured notes are due in September 2012 and outstanding indebtedness of $17.1 million in the form of our revolving credit facility is due in June 2012. We cannot assure you that we will be able to refinance or repay these notes or this facility on or prior to their respective maturity dates, which may affect our ability to continue as a going concern.

To service our indebtedness, including our notes and Revolving Credit Facility, we require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.
Our ability to repay or to refinance our obligations with respect to our indebtedness, including our notes and Revolving Credit Facility and to fund planned capital expenditures depends on our future financial and operating performance. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. These factors could include operating difficulties, diminished access to necessary network facilities, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.
We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. As of December 31, 2011, we required approximately $34.1 million in cash to service the interest due on our notes throughout the remaining life of the notes. Additionally, at our current interest rate and amount outstanding, we require approximately $0.4 million in cash to service the interest due on our revolving credit facility through maturity. We will need to refinance all or a portion of our indebtedness, including our notes and Revolving Credit Facility, at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our Revolving Credit Facility, on commercially reasonable terms or at all.
The pending maturity of our indebtedness, including our notes and Revolving Credit Facility, may adversely impact our cash flows.
The pending maturity of our indebtedness, including our notes and Revolving Credit Facility, may render it more difficult for us to secure new customers and retain old customers, reducing our cash flow from operations. Likewise, the pending maturity of our indebtedness may increase our costs of doing business if businesses from whom we obtain the facilities, products and services to serve our customers demand security deposits in the form of cash or letters of credit to secure payment of invoices issued to us. If our cash flow from operations is reduced and/or our cash reserves are reduced, we cannot assure you that we will have sufficient funds to continue to operate the business.
We have a history of net losses and we may not be profitable in the future.
We have experienced significant net losses. We recorded net losses of $11.9 million, $18.8 million and $13.9 million in 2011, 2010 and 2009, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will grow or that we will become profitable in the future.
Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $19.3 million as of December 31, 2011. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or the wrong tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. These problems are exacerbated because vendors periodically bill for services months or years after the services are provided. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness, which would result in a default under such indebtedness. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition.
Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing that a statutory provision or a regulation is unnecessary to ensure that rates and practices remain just, reasonable and non-discriminatory and to otherwise protect consumers and that forbearance is generally in the public interest and would promote competition. Pursuant to Section 10, the FCC has effectively deregulated Verizon's provision of certain broadband services provided to enterprise customers and has more recently extended similar relief to other ILECs. Exercising its forbearance authority, the FCC has also relieved certain ILECs in certain markets of their obligation to provide CLECs with unbundled access to network elements at rates mandated by state regulatory commissions. Although we do not provide service in any of the impacted markets and hence are not directly affected by these latter rulings, Verizon has sought, albeit without success, forbearance from the application of the FCC's dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area - three of our largest markets.
FCC rules currently allow Verizon and other ILECs to unilaterally retire copper loop facilities that provide the “last-mile” connection to certain customers with limited regulatory oversight. Verizon has filed hundreds of notices of copper plant retirement with the FCC and has announced its intention to retire its copper network over the next several years. While we, in conjunction with CLECs, have petitioned the FCC to strengthen the rules governing copper plant retirement, there are no assurances that we will be successful in this effort. Because it would limit the availability of facilities necessary to provide certain services to our customers, wide scale retirement of copper loops by Verizon could have an adverse impact on our business and operations.
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
We also face, and expect to continue to face, competition from other existing and potential market participants, such as CLECs, cable television companies, wireless service providers and electric utility companies. While many CLECs have always targeted small and medium sized enterprises and multi-location customers, cable television companies are increasingly targeting these customers and are doing so at rates lower than we generally offer. We are also increasingly subject to competition from providers using VoIP over the public Internet or private networks. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay. In addition, the development of new technologies could give rise to significant new competitors in the local market.

In the long distance communications market, we face competition from the ILECs, large and small interexchange carriers, wireless carriers and IP-based service providers. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future as a result of increased competition. If this trend continues, we anticipate that revenues from our network services and other service offerings will likely be subject to significant price pressure.
Our customers are impacted by conditions in the economy as a whole. If conditions in the economy worsen, our customers may experience increasing business downturns or bankruptcies. Such adverse economic impacts could result in reduced sales, higher churn and greater bad debt for us. Reduced sales and higher churn could also result from concerns that we may not be able to repay or refinance our indebtedness, including our notes and Revolving Credit Facility. Any combination of these factors could adversely impact our operating results and financial performance.
Our revenues have declined for the past several years and we can provide no assurance that we can reverse that trend of revenue declines or offset such declines with cost reductions.

System disruptions or the failure of our information systems to perform as expected could result in increased capital expenditures, customer and vendor dissatisfaction, loss of business or the inability to add new customers or additional services.
Our success ultimately depends on providing reliable service. Our provision of services may be disrupted by problems in the network, such as equipment failures and problems with a competitor's or vendor's system, such as physical damage to telephone lines or power surges and outages. In addition, our engineering and operations organizations continually monitor and analyze the utilization of our network. As a result, they may develop projects to modify or eliminate network circuits that are underutilized. This ongoing process may result in limited network outages for a subset of our customers. Any disruption in our network could cause the loss of customers and result in additional expenses.
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
Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms, and the time and expense involved in negotiating interconnection agreements and amendments, can be adversely affected by ongoing legal and regulatory activity. All of our interconnection agreements provide either that a party is entitled to demand renegotiation of particular provisions or of the entire agreement based on intervening changes in law resulting from ongoing legal and regulatory activity, or that a change of law is immediately effective in the agreement and that a dispute resolution process will be implemented if the parties do not agree upon the change of law. The initial terms of all of our interconnection agreements with ILECs have expired; however, each of our agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. If we were to receive a termination notice from an ILEC, we may be able to negotiate a new agreement or initiate an arbitration proceeding at the relevant state commission before the agreement expired. In addition, the Telecommunications Act gives us the right to opt into interconnection agreements, which have been entered into by other carriers, provided the agreement is still in effect and provided that we adopt the entire agreement. We are in the process of renegotiating the terms of our New York interconnection agreements with Verizon. We cannot assure you that we will be able to successfully renegotiate these agreements or any other interconnection agreement on terms favorable to us or at all.
During 2010 we entered into an amended and restated commercial agreement with Verizon pursuant to which we will continue to purchase a product called Verizon Wholesale Advantage Service at UNE-P rates subject to a tiered surcharge reflective of the number of lines that we maintain under the agreement. This amended and restated commercial agreement will continue in effect into 2013.
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

We have also entered into a commercial agreement with AT&T pursuant to which we serve a significant percentage of our customers in Connecticut, as well as customers in other AT&T ILEC markets. This agreement will expire at the end of 2014. If our AT&T commercial agreement were to expire, we would be required to convert all of the lines thereunder to resale, which would likely be substantially less favorable to us. We cannot assure you that our commercial agreement with AT&T will be renewed at the end of its terms.
We have entered into amendments of our various interconnection and commercial agreements with Verizon, which provide for assurance of timely payment. Under these amendments, we could be compelled to provide letters of credit in an amount of up to two months anticipated billings if in any two months of a consecutive 12 month period, we fail to pay when due undisputed amounts that in total exceed 5% of the total amount invoiced by Verizon during the month and fail to cure such nonpayment within five business days of Verizon's written notice of nonpayment. The provision of such letters of credit could adversely impact our liquidity position. The amendments also substantially limit the time period within which both we and Verizon can (i) backbill for services rendered to the other and (ii) dispute charges for services rendered to the other.
We are also currently involved in a variety of disputes with vendors relating to billings of approximately $19.3 million as of December 31, 2011. For more information, see the risk factor entitled "Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.”
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

The FCC's Triennial Review Order, subsequent Triennial Review Remand Order and related decisions have reduced our ability to access certain elements of ILEC telecommunications platforms in several ways that have affected our operations. First, we no longer have the right to require ILECs to sell us unbundled network platforms. Because of this, we entered into commercial agreements with Verizon to purchase a product called Verizon Wholesale Advantage Services at UNE-P rates subject to a surcharge, which increased over time. We have entered into an amended and restated commercial agreement with Verizon pursuant to which we will continue to purchase Verizon Wholesale Advantage Service at UNE-P rates subject to a tiered surcharge reflective of the number of lines that we place under the agreement. This amended and restated commercial agreement will continue in effect into 2013. We are required under our amended and restated commercial agreement with Verizon to maintain a certain volume of lines on a “take-or-pay” basis. Expiration or termination of our current amended and restated commercial agreement would result in a substantial increase in our cost of service. Second, in certain central offices, we no longer have the right to require ILECs to sell to us as unbundled network elements, or have limited access rights to unbundled network element high capacity circuits that connect our central switching office locations to customers' premises. Third, we no longer have the right to require ILECs to sell to us unbundled network element transport between our switches and ILEC switches. Fourth, we have only limited or no access to unbundled network element DS1 or DS3 transport on certain interoffice routes. Petitions currently pending before the FCC could, if granted, further reduce our access to UNE-Ls and transport. In these instances where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the ILEC as special access, which increases our costs. Finally, our access to certain broadband elements of the ILEC network has been limited or eliminated in certain circumstances.
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

Difficulties we may experience with ILECs, interexchange carriers and wholesale customers over payment issues may harm our financial performance.
We have at times experienced difficulties collecting amounts due to us for services that we provide to ILECs and interexchange carriers. These balances due to us can be material. We cannot assure you that we will be able to reach mutually acceptable settlements to collect overdue and disputed payments in the future.
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
We periodically have disagreements with ILECs and interexchange carriers regarding the interpretation and application of laws, rules, regulations, tariffs and agreements. Adverse resolution of these disagreements may impact our revenues and our costs of service, both prospectively and retroactively. Some of the disagreements can be quantified and are included among our outstanding billing disputes with Verizon and other carriers (see the risk factor entitled “Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness”), while others cannot be quantified because their resolution will depend upon public policy determinations not yet made by the FCC. If one or more of such disagreements were resolved through litigation or arbitration against us, such adverse resolution could have a material adverse effect on our business, results of operations and financial condition.

Continued industry consolidation could further strengthen our competitors, and could adversely affect our prospects.
Consolidation in the telecommunications industry is occurring at a rapid pace. In addition to the combinations of Verizon and MCI and SBC, AT&T and BellSouth, numerous CLEC combinations have occurred, including several which directly impact our markets such as Windstream/Paetec, Paetec/Cavalier, Earthlink/ITCDeltaCom and Earthlink/One Communications. This consolidation strengthens our competitors and poses increased competitive challenges for us. The ILEC/interexchange carrier combinations not only provide the ILECs with national and international networks, but eliminate the two most effective and well financed opponents of the ILECs in federal and state legislative and regulatory forums and potentially reduce the availability of non-ILEC network facilities. The CLEC combinations will provide direct competitors with greater financial, network and marketing assets.

Advanced services, such as our "cloud" and hosted IP services, may generate claims of intellectual property infringement.
We provide a variety of advanced services, such as our "cloud" and hosted IP services. These services rely on patents and other intellectual property that third parties may claim infringes their intellectual property. Such claims may materially and adversely affect our ability to continue to sell or provide advanced services to retail and wholesale customers.
We license certain software to certain other carriers for the provision of hosted IP service. We are contractually bound to indemnify these other carriers in the event that a third party alleges that our software infringes its intellectual property rights. If our licensees' provision of hosted IP services were the subject of intellectual property infringement claims, our financial position could be adversely impacted.
The indenture governing the notes and the credit agreement governing our Revolving Credit Facility contain restrictive and operating covenants that limit our operating flexibility, and we may obtain a credit facility in the future that may include similar or additional restrictions.
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
The FCC has recently revamped its intercarrier compensation mechanism and its USF program. The changes implemented by the FCC in its intercarrier compensation mechanism could reduce our high margin carrier revenue and limit or eliminate our ability to provide and charge for certain access services. The changes implemented by the FCC in its USF program could increase our program costs.
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
We have agreements in place with approximately 420 buildings that allow us to colocate our network equipment in order to reduce our last-mile cost (lit buildings). If we were to lose some or all of our lit building agreements, our business could be adversely impacted.

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

Our business, results of operations and financial condition could be adversely affected if our customers terminate their contracts or are migrated by sales agents to another carrier.
Customers, whether on "month-to-month" arrangements or long-term contracts, periodically terminate their contracts, with or without penalties. If a significant percentage of these customers or a significant number of key customers should terminate their service agreements with us, our business, results of operations and financial condition could be adversely affected.
Also, certain of our agreements with sales agents do not expressly preclude the sales agent from migrating the customers they secured for us to other carriers. Sales agents could attempt to obtain from these customers the authorization to replace us as the customers' service provider. If a number of customers migrated away from our service, our business, results of operations and financial condition could be adversely affected.

The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technologies we use. We may fail to anticipate and keep up with such changes.
The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. If we fail to anticipate and keep up with such changes we could lose market share, which could reduce our revenue. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unanticipated upgrades or additional communications products that could be time consuming to integrate into our business and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even though we utilize new technologies, such as VoIP, we may not be able to implement them as effectively as other companies with more experience with those new technologies. In addition, while we have recently purchased and deployed new technology including VoIP softswitches, EoC and MPLS, core and edge routers, we may not be able to implement new technology as effectively as other companies with more experience with new technology.

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
Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified new employees each year. The competition for qualified technical and sales personnel is intense in the telecommunications industry and in our markets. Moreover, the pending maturity of our indebtedness, including our notes and Revolving Credit Facility, could render the hiring of such personnel more difficult. If we are unable to hire sufficient qualified personnel, our customers could experience inadequate customer service and delays in the installation and maintenance of access lines, which could have a material adverse effect on our business, results of operations and financial condition.

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
As part of our business strategy, we may seek to expand through the acquisition of other businesses that we believe are complementary to our business. We may be unable to identify suitable acquisition candidates, or if we do identify suitable acquisition candidates, we may not successfully complete those transactions that are commercially favorable to us or at all, which may adversely affect our competitive position and growth prospects.
If we acquire another business, we may face difficulties, including:

•	integrating that business's personnel, services, products or technologies into our operations;

•	retaining key personnel of the acquired business;

•	failing to adequately identify or assess liabilities of that business;

•	failing to achieve the forecasts we used to determine the purchase price of that business; and

•	diverting our management's attention from the normal daily operation of our business.
These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this annual report on Form 10-K, we have no agreements to enter into any material acquisition transaction.
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

MCG, Baker, NEA and other significant investors control us, and their interests as equity holders may conflict with the interests of noteholders.
A small number of institutional investors control our equity. Solely through their ownership of preferred stock and common stock, they are and will be able to cause the election of a majority of the members of our board of directors and the approval of any action requiring the approval of our stockholders, including a change of control, a public offering, merger or sale of assets or stock. Changes in control of the Company or of some of our equity holders could trigger requirements that we repay the notes. They may in the future own businesses that directly or indirectly compete with ours. They may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. Pursuant to our charter, our significant stockholders have no duty to present corporate opportunities to us. If a corporate opportunity is presented to them or their affiliates, then such significant stockholder will have no liability to us for acting upon such opportunity without presenting it to us.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters is located in Rye Brook, New York. We do not own any facilities. The table below lists our current material leased facilities.

Location	Lease Expiration	Approximate Square Footage

Offices:
King of Prussia, PA	January 2022	57,209
New York, NY	September 2019	28,567
Rye Brook, NY	April 2019	22,680
New York, NY	April 2015	21,111
Quincy, MA	September 2018	10,811
Melville, NY	October 2018	9,348
Switches:
New York, NY	December 2022	38,500
Philadelphia, PA	July 2023	16,617
Long Island City, NY	October 2019	12,144
Charlestown, MA	April 2020	10,464
Philadelphia, PA	Month to month	21,000
Syracuse, NY	October 2014	8,000
Philadelphia, PA	January 2013	5,928
Herndon, VA	June 2020	5,000

Item 3.	Legal Proceedings
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

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
The following table lists the number of record holders by each class of stock as of March 30, 2012:

Class of Equity Security	Holders of Record
Common stock A	206
Common stock B	36
Series A Preferred stock	1
Series A-1 Preferred stock	1
Series B Preferred stock	133
Series B-1 Preferred stock	90
Series C Preferred stock	36
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2011, 2010 and 2009 and as of December 31, 2011 and 2010 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2008 and 2007 and as of December 31, 2009, 2008 and 2007 have been derived from our audited consolidated financial statements not included elsewhere in this report. The financial data for the year ended December 31, 2007 include 12 months of financial data for Broadview and 7 months of financial data for InfoHighway.
The following financial information is qualified by reference to and should be read in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements. All dollar amounts are in thousands. For more information regarding securities authorized for issuance under equity compensation plans, see Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statements of operations data:
Revenues	$378,154	$407,704	$456,452	$496,922	$448,774
Operating expenses:
Cost of revenues (1)	178,500	193,860	225,431	257,883	234,166
Selling, general and administrative (2)	132,460	148,917	154,722	168,421	166,231
Depreciation and amortization	39,653	44,085	49,922	73,608	75,980
Impairment charges	—	—	—	—	4,000
Merger integration costs	—	—	—	—	500
Total operating expenses	350,613	386,862	430,075	499,912	480,877
Income (loss) from operations	27,541	20,842	26,377	(2,990)	(32,103)
Interest expense	(38,302)	(38,379)	(39,197)	(39,514)	(34,390)
Interest income	70	73	112	702	1,489
Other income (expense)	183	—	17	(8)	240
Loss before provision for income taxes	(10,508)	(17,464)	(12,691)	(41,810)	(64,764)
Provision for income taxes	(1,347)	(1,288)	(1,179)	(1,056)	(726)
Net loss	$(11,855)	$(18,752)	$(13,870)	$(42,866)	$(65,490)

Statements of cash flow data:
Cash flows provided by (used in):
Operating activities	$27,751	$30,369	$37,867	$26,637	$(2,663)
Investing activities	(29,644)	(20,886)	(33,894)	(68,490)	(88,935)
Financing activities	(387)	(6,254)	(4,175)	23,541	89,541

	December 31,
	2011	2010	2009	2008	2007
Balance Sheet data:
Cash and cash equivalents	$22,924	$25,204	$21,975	$22,177	$40,489
Investment securities	13,567	13,554	23,549	23,533	—
Property and equipment, net	80,593	85,144	86,875	85,248	77,373
Goodwill	98,238	98,238	98,238	98,111	96,154
Total assets	276,733	294,825	327,328	355,006	380,010
Total debt, including current portion	322,555	324,088	331,366	336,778	313,990
Total stockholders’ deficiency	(109,694)	(97,839)	(79,146)	(65,266)	(22,715)
___________________________

(1)	Exclusive of depreciation and amortization.

(2)	Includes share-based compensation of $0, $59, $233, $293 and $2,552 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading communications and IT solutions provider to SMB and large business, or enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We offer a comprehensive product portfolio and deliver an end-to-end communications solution to our customers, with a focus on addressing complex infrastructure, productivity and security needs through a combination of products and services. We have provided cloud-based communications services in our Northeast and Mid-Atlantic markets since 2006 and have provided these services nationwide since late 2009. For the year ended December 31, 2011, approximately 87% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 13% of our total revenue was generated from wholesale, carrier access and other market channels. For the year ended December 31, 2011, we generated revenues of $378.2 million and Adjusted EBITDA of $69.0 million. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA Presentation.”
For the years ended December 31, 2011, 2010 and 2009, we recorded operating income of $27.5 million, $20.8 million and $26.4 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we recorded net losses of $11.9 million, $18.8 million and $13.9 million respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, CLECs and newer entrants such as VoIP, wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.
As of December 31, 2011, we had approximately 220 sales, sales management and sales support employees, including approximately 160 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuiteTM VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. We recently began using alternate channels including web-based and search engine marketing in addition to our traditional channels.
We focus our sales efforts on communications intensive multi-location business customers who purchase multiple products. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates. We believe that the lack of focus from the ILECs and cable companies on the SMB segment has created a sustainable growth opportunity and have focused our strategies on providing SMB customers with a competitive communications solution.

We focus our business strategy on providing services based on our T-1 and Ethernet-based products, as well as our cloud-based services, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company's revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1-based products and cloud-based communications services. For the year ended December 31, 2011, revenue from these accounts represented 73% of our retail revenue with 12% of retail revenue generated by cloud-based communications services, 46% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the year, T-1 - and IP-based products represented approximately 75% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 28% of new retail sales while other T-1- and IP-based products represented 47% of new retail sales. From the first quarter of 2009 to the fourth quarter of 2011, cloud-based products and services have grown at a 30% CAGR.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. We have agreements in place with approximately 420 lit buildings that allow us to colocate our network equipment in order to reduce our last-mile cost. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, VPNs and complex multi-location services, on a cost effective basis. Our network topology incorporates metro EoC access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of December 31, 2011, approximately 78% of our total lines were provisioned on-net.
Ability to Continue as a Going Concern

Our auditors have included a paragraph in this report which raises doubt about our ability to continue as a going concern.  This means that our auditors believe there is doubt that we can continue as an ongoing business for the next twelve months absent obtaining additional capital to pay our outstanding obligations as they mature or a successful refinancing or other transaction.  There is no assurance that we will be able to accomplish all or any of these items. See the section entitled “- Liquidity and Capital Resources”.  Our consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern. We are currently pursuing strategic and refinancing alternatives and anticipate conducting our business consistent with past practices during this process.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Year Ended December 31,
	2011	2010	2009
Revenues:
Voice and data services	86.6%	87.5%	87.0%
Wholesale	6.1%	5.3%	4.4%
Access	5.2%	5.2%	5.2%
Total network services	97.9%	98.0%	96.6%
Other	2.1%	2.0%	3.4%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Network services	46.4%	46.9%	47.9%
Other cost of revenues	0.8%	0.6%	1.5%
Selling, general and administrative	35.0%	36.5%	33.9%
Depreciation and amortization	10.5%	10.9%	10.9%
Total operating expenses	92.7%	94.9%	94.2%
Income from operations	7.3%	5.1%	5.8%
Interest expense	(10.1)%	(9.4)%	(8.6)%
Loss before provision for income taxes	(2.8)%	(4.3)%	(2.8)%
Provision for income taxes	(0.3)%	(0.3)%	(0.3)%
Net loss	(3.1)%	(4.6)%	(3.1)%
Key Components of Results of Operations
Revenues
Our revenues, as detailed in the table above, consist primarily of network services revenues, which consists primarily of voice and data managed and cloud-based services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, data collocation services and transport services. Access services includes carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.

For the year ended December 31, 2011 approximately 87% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). As the effects of the recession have gradually subsided, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline was 3.9% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from the first quarter of 2009 to the fourth quarter of 2011 at a 30% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the past year with an average quarterly decrease of $1.8 million in 2011 as compared to an average quarterly decrease of $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 12% of our retail revenue and approximately 28% of new retail sales. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

Cost of Revenues (exclusive of depreciation and amortization)
Our network services cost of revenues consist primarily of the cost of operating our network facilities. Determining our cost of revenues requires significant estimates. The network components for our facilities-based business include the cost of:

•	leasing local loops and digital T-1 lines which connect our customers to our network;

•	leasing high capacity digital lines that connect our switching equipment to our colocations;

•	leasing high capacity digital lines that interconnect our network with the ILECs;

•	leasing space, power and terminal connections in the incumbent local exchange carrier central offices for colocating our equipment;

•	signaling system network connectivity; and

•	Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.
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

Our off-net network services cost of revenues consist of amounts we pay to Verizon, FairPoint and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint agreement operates on a month-to-month basis. The AT&T and Verizon commercial agreements expire in December 2014 and January 2013, respectively. The Verizon commercial agreement contains certain minimum purchase obligations, which we have met in all of the years we were under the agreement.

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
Gross Profit (exclusive of depreciation and amortization)

Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations, represents income from operations, before depreciation and amortization and SG&A. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue, cost of revenue, and income from operations to assess our historical and prospective operating performance. We have achieved an increased gross profit as a percentage of revenue primarily due to our shift to more profitable customers and our focus on network optimization.
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Year Ended December 31,
	2011	2010	2009
Income from operations	$27,541	$20,842	$26,377
Add back non-gross profit items included in net loss:
Depreciation and amortization	39,653	44,085	49,922
Selling, general and administrative	132,460	148,917	154,722

Gross profit	$199,654	$213,844	$231,021
Percentage of total revenue	52.8%	52.5%	50.6%
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
Depreciation and Amortization
Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, third-party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management's Discussion and Analysis of Financial Condition and Results of Operations, represents net loss before depreciation and amortization, interest income and expense, other income, provision for income taxes, share-based compensation, severance and related separation costs, costs associated with initial public offering, costs associated with early lease terminations and professional fees related to strategic initiatives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenues, to assess our historical and prospective operating performance.

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Year Ended December 31,
	2011	2010	2009
Net loss	$(11,855)	$(18,752)	$(13,870)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	39,653	44,085	49,922
Interest expense, net of interest income	38,232	38,306	39,085
Provision for income taxes	1,347	1,288	1,179
EBITDA	67,377	64,927	76,316
Costs associated with initial public offering	—	3,669	—
Severance and related separation costs	295	1,121	552
Professional fees related to strategic initiatives	595	137	101
Costs associated with early termination of lease	955	—	—
Share-based compensation	—	59	233
Other income	(183)	—	—
Adjusted EBITDA	$69,039	$69,913	$77,202
Percentage of total revenues	18.3%	17.1%	16.9%
Management uses Adjusted EBITDA to enhance its understanding of our operating performance, which represents management’s views concerning our performance in the ordinary, ongoing and customary course of its operations. Management historically has found it helpful, and believes that investors have found it helpful, to consider an operating measure that excludes items that are not reflective of our core operations. Accordingly, the exclusion of these items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. Management believes that, for the reasons discussed below, our use of a supplemental financial measure, which excludes these expenses, facilitates an assessment of our fundamental operating trends and addresses concerns of management and of our investors that these expenses may obscure such underlying trends. Management notes that each of these expenses is presented in our financial statements and discussed in the management’s discussion and analysis section of our reports filed with the SEC, so that investors have complete information about the expenses.
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
Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2011 and 2010.
The following table provides a breakdown of components of our statement of operations for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$370,131	97.9%	$399,355	98.0%	(7.3)%
Other	8,023	2.1%	8,349	2.0%	(3.9)%
Total revenues	$378,154	100.0%	$407,704	100.0%	(7.2)%

Cost of revenues:
Network services	$175,424	46.4%	$191,232	46.9%	(8.3)%
Other	3,076	0.8%	2,628	0.6%	17.0%
Total cost of revenues	$178,500	47.2%	$193,860	47.5%	(7.9)%

Gross profit:
Network services	$194,707	51.5%	$208,123	51.0%	(6.4)%
Other	4,947	1.3%	5,721	1.5%	(13.5)%
Total gross profit	$199,654	52.8%	$213,844	52.5%	(6.6)%

Revenues
Revenues for the years ended December 31, 2011 and 2010 were as follows:

	Year Ended December 31,
	2011		2010
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$327,471	86.6%	$356,792	87.5%	(8.2)%
Wholesale	23,102	6.1%	21,656	5.3%	6.7%
Access	19,558	5.2%	20,907	5.2%	(6.5)%
Total network services	370,131	97.9%	399,355	98.0%	(7.3)%
Other	8,023	2.1%	8,349	2.0%	(3.9)%
Total revenues	$378,154	100.0%	$407,704	100.0%	(7.2)%

Revenues from voice and data services decreased $29.3 million or 8.2% between the years ended 2010 and 2011. Within voice and data services, revenues from our core voice and data services, excluding cloud-based services, decreased $38.7 million or 12.0%; cloud-based services revenue increased by $9.3 million, or 33.5%; and ancillary voice and data revenue increased modestly, by $0.1 million.  The decrease in non-cloud core services was due to line churn which, while improving in recent quarters, still exceeds line additions, lower usage revenue per customer, lower prices per unit for certain traditional services and a lower number of lines and customers. This decrease was partially offset by higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers and by increased demand for cloud-based services.  Wholesale revenue increased $1.4 million or 6.7% primarily as a result of organic growth of our T-1 and data products.  Access revenues decreased $1.3 million or 6.5% from 2010 to 2011.  Our 2011 access revenues reflect a one time settlement of reciprocal compensation charges.  Excluding the settlement, our access revenues decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access origination and termination and reciprocal compensation.  Access revenues also decreased due to lower fees charged to carriers, government mandated rate decreases and the impact of disputed access charges.    Our other revenues, which include data cabling, service installation and wiring and phone systems sales and installation, declined modestly, by $0.3 million in 2011.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $178.5 million for the year ended December 31, 2011, a decrease of 7.9% from $193.9 million for the same period in 2010 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $137.4 million, or 77.0% of our total cost of revenues for the year ended December 31, 2011 and $149.0 million, or 76.8%, in the year ended December 31, 2010. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $31.1 million, $18.4 million and $48.3 million, respectively, for the year ended December 31, 2011. Combined, these costs decreased by 7% between 2010 and 2011. These costs totaled $35.5 million, $21.3 million and $48.2 million, respectively, for the year ended December 31, 2010.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $199.7 million for the year ended December 31, 2011, a decrease of 6.6% from $213.8 million for the same period in 2010. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 52.8% in 2011 from 52.5% in 2010. The increase in gross profit as a percentage of revenue is primarily due to the shift toward T-1 and cloud-based services and our focus on customer and network optimization. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative
SG&A expenses were $132.5 million, 35.0% of revenues, for the year ended December 31, 2011, a decrease of 11.0% from $148.9 million, 36.5% of revenues, for the same period in 2010. This decrease is primarily due to $3.7 million of costs associated with the registration statement filed with the SEC for a potential initial public offering charged to operations during the year ended December 31, 2010. In addition, there were i) decreased employee costs of $7.8 million that is primarily a result of reduced employee head count, ii) decreased bad debt expenses of $2.8 million from improved accounts receivable collections and decreased accounts receivable write-offs and iii) decreased property leases and utilities of $1.9 million due to the elimination and renegotiation of property leases. The decreases in our SG&A expenses were partially offset by $1.0 million of costs incurred in connection with the early termination of a leased facility. We continue to look for additional cost savings in various categories, including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $39.7 million for the year ended December 31, 2011, a decrease of 10.0% from $44.1 million for the same period in 2010. This decrease in depreciation and amortization expense was due to fully amortizing one of our acquired customer base intangible assets during 2010 and as well as fully amortizing an acquired trademark during 2011. Amortization expense included in our results of operations for customer base intangible assets for the year ended December 31, 2011 was $5.1 million, a decrease of $5.8 million from $10.9 million included in our results of operations during the same period in 2010.
Interest
Interest expense was $38.3 million for the year ended December 31, 2011 a decrease of 0.3% from $38.4 million for the same period in 2010. Our effective annual interest rates for the year ended December 31, 2011 and 2010 are as follows:

	Year Ended December 31,
	2011	2010
Interest expense	$38,302	$38,379
Weighted average debt outstanding	$321,924	$322,536
Effective interest rate	11.9%	11.9%
Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2010 and 2009.
The following table provides a breakdown of components of our statement of operations for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010		2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$399,355	98.0%	$440,928	96.6%	(9.4)%
Other	8,349	2.0%	15,524	3.4%	(46.2)%
Total revenues	$407,704	100.0%	$456,452	100.0%	(10.7)%

Cost of revenues:
Network services	$191,232	46.9%	$218,415	47.9%	(12.4)%
Other	2,628	0.6%	7,014	1.5%	(62.5)%
Total cost of revenues	$193,860	47.5%	$225,429	49.4%	(14.0)%

Gross profit:
Network services	$208,123	51.0%	$222,513	48.7%	(6.5)%
Other	5,721	1.5%	8,510	1.9%	(32.9)%
Total gross profit	$213,844	52.5%	$231,023	50.6%	(7.4)%

Revenues
Revenues for the years ended December 31, 2010 and 2009 were as follows:

	Year Ended December 31,
	2010		2009
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$356,792	87.5%	$397,274	87.0%	(10.2)%
Wholesale	21,656	5.3%	19,906	4.4%	8.8%
Access	20,907	5.2%	23,748	5.2%	(12.0)%
Total network services	399,355	98.0%	440,928	96.6%	(9.4)%
Other	8,349	2.0%	15,524	3.4%	(46.2)%
Total revenues	$407,704	100.0%	$456,452	100.0%	(10.7)%
Revenues from voice and data services decreased $40.5 million or 10.2% between the years ended 2009 and 2010. Within voice and data services, revenues from core voice and data services excluding cloud-based services decreased $52.9 million, or 14.1%; revenues from cloud-based services increased by $6.1 million, or 28.4%; and ancillary voice and data revenues increased $6.3 million.  The decrease in non-cloud core services was due to increased line churn, lower usage revenue per customer, lower prices per unit for certain services and a lower number of lines and customers. This decrease was partially offset by higher revenue per customer due to the trend toward multiple products per customer, a focus on larger customers and by increased demand for cloud-based services.  The increase in ancillary revenue was primarily the result of a decrease in credits issued to our retail customers.   Wholesale revenues increased by $1.7 million or 8.8% as a result of organic growth of our T-1 and data products as well as from increased minutes of use from wholesale customers. Access revenues decreased by $2.8 million or 12.0%, primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. The decrease was also attributable to lower fees charged to the carriers, government mandated rate decreases and the impact of disputed access charges.  Other revenues decreased $7.2 million or 46.2% between 2009 and 2010.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continue to decline due to the economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $193.9 million for the year ended December 31, 2010, a decrease of 14.0% from $225.4 million for the same period in 2009 as we identified and eliminated inefficiencies in our operating platforms. The decrease is also due to our overall decline in revenue. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $149.0 million, or 76.8%, of our total cost of revenues for the year ended December 31, 2010 and $178.1 million, or 79.0%, for the year ended December 31, 2009. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $35.5 million, $21.3 million and $48.2 million, respectively, for the year ended December 31, 2010. These costs totaled $45.0 million, $24.7 million and $53.3 million, respectively, for the year ended December 31, 2009. Combined these costs decreased by 14.6% between 2009 and 2010. We have experienced a decrease in costs where we purchased services or products from third parties as a percentage of total cost of revenues primarily due to our effective migration of lines to lower cost platforms.
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
Depreciation and Amortization
Depreciation and amortization costs were $44.1 million for the year ended December 31, 2010, a decrease of 11.6% from $49.9 million for the same period in 2009. This decrease in depreciation and amortization expense was due to fully amortizing two of our acquired customer base intangible assets during 2010 and 2009 as well as fully amortizing an acquired trademark during 2010. Amortization expense included in our results of operations for customer base intangible assets for the year ended December 31, 2010 was $10.9 million a decrease of $4.8 million from $15.7 million included in our results of operations during the same period in 2009. Amortization expense for our trademarks for the year ended December 31, 2010 was $1.5 million, a decrease of $0.5 million from $2.0 million for 2009.
Interest
Interest expense was $38.4 million for the year ended December 31, 2010, a decrease of 2.1% from $39.2 million for the same period in 2009. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the year ended December 31, 2010 compared to the same period in 2009. The lower average debt balance is due to reduced borrowings under our revolving credit facility. Our effective annual interest rates for the years ended December 31, 2010 and 2009 are as follows:

	Year Ended December 31,
	2010	2009
Interest expense	$38,379	$39,197
Weighted average debt outstanding	$322,536	$330,711
Effective interest rate	11.9%	11.9%
Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

As of December 31, 2011, we had standby letters of credit outstanding of $3.5 million, of which $1.3 million were fully collateralized by the letter of credit subfacility under our revolving credit facility. We posted cash collateral of $2.2 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and pursuant to state regulatory requirements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures and working capital, the principal amount of our notes and our outstanding borrowings under our Revolving Credit Facility. A significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue, and if they are made, they will be made only when it is determined that they will directly lead to more profitable revenue. As of December 31, 2011, we had $3.8 million of capital lease obligations outstanding under our capital lease lines. As of December 31, 2011, we had $17.1 million of outstanding borrowings under our Revolving Credit Facility. Additionally, we have used our Revolving Credit Facility to collateralize $1.3 million of outstanding letters of credit as of December 31, 2011. Outstanding borrowings under our Revolving Credit Facility were originally due and payable on August 23, 2011. On November 12, 2010, the Company entered into an amendment with its lender to extend the Revolving Credit Facility through February 23, 2012. Additionally, on December 8, 2011, we entered into an amendment to extend the Revolving Credit Facility through June 1, 2012. The loans under the Revolving Credit Facility bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at our option. As a result of the latest amendment, the applicable margin percentage increased by 25 basis points under both the base rate and LIBOR methods. All other significant terms and conditions of the Revolving Credit Facility remain unchanged. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of December 31, 2011, we will require approximately $34.1 million in cash to service the interest due on our notes throughout the remaining life of the notes. Our notes and our Revolving Credit Facility both mature in 2012. Our notes totaling $300.8 million as of December 31, 2011 are due and payable on September 1, 2012. Our notes and our Revolving Credit Facility are reflected as current liabilities on our December 31, 2011 consolidated balance sheet. We are currently seeking to refinance all or a portion of our indebtedness, including the notes, at or before maturity.
For the year ending December 31, 2011, the Company incurred capital expenditures of $30.1 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources.
As of December 31, 2011, we had cash and cash equivalents of $22,924 compared to $25,204 as of December 31, 2010 and investment securities of $13,567 and $13,554 as December 31, 2011 and December 31, 2010, respectively. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. Any future acquisitions or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity. In the event refinancing does not occur, we believe we will have sufficient cash to repay the principal on the Revolving Credit Facility at its June 1, 2012 maturity date. However, we do not believe we will have the necessary cash to repay the principal of our notes due on September 1, 2012. Although we have had positive cash flows from operations in each of the last four years, there is uncertainty surrounding the refinancing. Our inability to repay our notes upon maturity without refinancing raises substantial doubt about our ability to continue as a going concern. Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $19.3 million as of December 31, 2011. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Revolving Credit Facility
On August 23, 2006, we entered into our $25.0 million five-year revolving credit facility. Our Revolving Credit Facility was amended on November 12, 2010 to extend the term through February 23, 2012 and amended again on December 8, 2011 to extend the term through June 1, 2012. Our Revolving Credit Facility has a $15.0 million letter of credit subfacility. As of December 31, 2011, we had $17.1 million of outstanding borrowings and $1.3 million of letters of credit under our Revolving Credit Facility. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of our eligible receivables (net of reserves established by The CIT Group/Business Credit, Inc., as administrative agent). Eligible receivables include our existing receivables and any receivables acquired in future acquisitions.
The interest rates per annum applicable to the loans under our Revolving Credit Facility are, at our option, equal to either a base rate or a LIBOR rate, in each case, plus an applicable margin percentage. The base rate will be the greater of (i) prime rate; and (ii) 50 basis points over the federal funds effective rate from time to time. The Company can choose any of the following LIBOR rates upon choosing the LIBOR rate method: one month, two month, three month, six month, nine month or twelve month. The applicable margin is equal to (x) 2.25% in the case of base rate loans and (y) 3.25% in the case of LIBOR loans. In the case of base rate loans, interest will be paid quarterly in arrears. In the case of LIBOR loans, interest will be payable at the end of each interest period, and, in any event, at least every three months.
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
As of December 31, 2011, we were in compliance with all restrictive covenants set forth in the credit agreement governing our Revolving Credit Facility, regardless of the fact that our auditors have included a paragraph in their report which raises doubt about our ability to continue as a going concern.

2006 Note and 2007 Note Offerings
On August 23, 2006, we completed an offering of $210.0 million aggregate principal amount of 11 3/8% senior secured notes due 2012 (the "2006 notes"). We used the net proceeds from the offering and sale of the 2006 notes (i) to fund the ATX acquisition, (ii) to fund the repayment of the entire $79.0 million of principal amount outstanding under our senior secured credit facility that was then in effect, (iii) to fund the repayment of approximately $1.0 million of principal of our senior unsecured subordinated notes due 2009 and (iv) for general corporate purposes.
On May 14, 2007, we completed an offering of $90.0 million aggregate principal amount of 11 3/8% senior secured notes due 2012 (the "2007 notes") at an issue price of 105.750%, totaling gross proceeds of approximately $95.2 million. We used the net proceeds from the offering and sale of the 2007 notes to fund the InfoHighway merger, pay related fees and expenses and for general corporate purposes. The 2007 notes were an additional issuance of the 2006 notes and were issued under the same indenture dated as of August 23, 2006 and supplemented as of September 29, 2006, May 14, 2007 and May 31, 2007.

In connection with the offering of the notes, we agreed to offer to exchange the notes for a new issue of substantially identical debt securities registered under the Securities Act of 1933, as amended. On November 14, 2007, we exchanged $300.0 million of the notes, representing 100% of the outstanding aggregate principal amount, for an equal principal amount of 11 3/8% senior secured notes due 2012 that have been registered under the Securities Act of 1933. We may, from time to time, repurchase these notes in open market purchases, privately negotiated transactions or otherwise. Interest on these notes is due and payable on March 1 and September 1 of each year.
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
Year Ended December 31, 2011 Compared to Year Ended December 31, 2010
Cash Flows from Operating Activities
Cash provided by operating activities was $27.8 million for the year ended December 31, 2011, compared to $30.4 million for the same period in 2010. During each of the year ended December 31, 2011 and 2010, we paid $34.1 million in interest expense on our notes. We incurred a non-cash charge of $3.7 million during the year ended December 31, 2010 in connection with our decision to not complete our initial public offering.
Cash Flows from Investing Activities
Cash used in investing activities was $29.6 million for the year ended December 31, 2011, compared to $20.9 million for the same period in 2010. The change in cash flow from investing activities was due to the redemption of investment securities in 2010 which were primarily used to pay down our Revolving Credit Facility. There was also a modest increase in capital expenditures during 2011 and cash received in 2011 upon the redemption of a certificate of deposit.
Cash Flows from Financing Activities
Cash used in financing activities was insignificant for the year ended December 31, 2011. Cash used in financing activities for the year ended December 31, 2010 was $6.3 million. The change in cash flows from financing activities was primarily due to repayments on our Revolving Credit Facility of $6.3 million, which occurred during 2010 but did not occur during 2011. Additionally, proceeds from capital lease financings totaled $2.3 million during the year ended December 31, 2011 as compared to $3.5 million for the same period in 2010.

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009
Cash Flows from Operating Activities
Cash provided by operating activities was $30.4 million for the year ended December 31, 2010, compared to $37.9 million for the same period in 2009. During each of the years ended December 31, 2010 and 2009, we paid $34.1 million in interest on our notes. We experienced a decline in our income from operations to $20.8 million for the year ended December 31, 2010 from $26.4 million in 2009, which impacted our cash flow from operations. We incurred a non-cash charge of $3.7 million during the year ended December 31, 2010 in connection with our decision to not complete our initial public offering. During the year ended December 31, 2010 we settled several outstanding state and local sales and use tax matters, which contributed to the reduction in cash provided by operating activities between 2010 and 2009.
Cash Flows from Investing Activities
Cash used in investing activities was $20.9 million for the year ended December 31, 2010, compared to cash used in investing activities of $33.9 million for the same period in 2009. During 2010, we generated $10.0 million in cash flow from the sales of investment securities in excess of the investment securities we purchased during the same period. Our capital expenditures for property and equipment were $3.9 million lower during 2010 than for the same period in 2009.
Cash Flows from Financing Activities
Cash flows used in financing activities were $6.3 million for the year ended December 31, 2010, compared to $4.2 million for the same period in 2009. The change in cash flows from financing activities was primarily due to a repayment of borrowings under our Revolving Credit Facility of $2.3 million during the year ended December 31, 2009 as compared to $6.3 million during the same period in 2010. Additionally, we had proceeds from capital lease financing of $0.4 million during the year ended December 31, 2009 as compared to $3.5 million during the same period in 2010.
Contractual Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2011. The following numbers are presented in thousands.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
11 3/8 senior secured notes due 2012	$300,000	$300,000	$—	$—	$—
Cash interest for notes	34,125	34,125	—	—
Credit facility	17,122	17,122	—	—	—
Cash interest for credit facility at current rate of 5.25%	392	392	—	—	—
Capital lease obligations	4,593	1,867	2,651	75	—
Operating leases	63,198	7,040	13,983	13,050	29,125
	419,430	360,546	16,634	13,125	29,125
Purchase commitment obligations:
Communications commitments	20,321	18,758	1,563	—	—
Total contractual obligations	$439,751	$379,304	$18,197	$13,125	$29,125

As part of the capital lease and communication commitments, we spent $64,718, $70,945, and $84,995 during the years ended December 31, 2011, 2010 and 2009.

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

In June 2011, the accounting standard regarding the presentation of comprehensive income was updated to improve the comparability, consistency and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. The standard is effective for fiscal years ending after December 15, 2012. The Company is currently evaluating the impact of adopting this pronouncement to its consolidated financial statements.
Application of Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Consolidated Financial Statements and Notes to Consolidated Financial Statements provide a meaningful and fair perspective of our financial condition and our operating results.
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
Revenue Recognition
Our revenues consist primarily of network services revenues, which primarily includes voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided. Revenues for charges that are billed in advance of services being rendered are deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided, but subject to our conclusion that realization of that revenue is reasonably assured. Revenues and direct costs related to up-front service installation fees are deferred and amortized over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer churn from which it was determined that our monthly churn was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in a change in the amount of revenue recognized on an annual basis of between $0.4 million to $0.5 million.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive customer balances are normally reserved at 80%. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $1.5 million. We reflect all carrier related receivables on our balance sheet at the amount we expect to realize in cash.

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
Income Taxes
We recognize deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2011, we had net operating loss carryforwards (“NOLs”) available totaling $204.2 which begin to expire in 2019. We have provided a full valuation allowance against the net deferred tax asset as of December 31, 2011 because we do not believe it is more likely than not that this asset will be realized. To the extent that our ability to use these NOLs against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of our senior secured notes with a fixed interest rates and our revolving credit facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.

We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of December 31, 2011. Should the market conditions continue to worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
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
The fair value of our 11 3/8% senior secured notes due 2012 at December 31, 2011, was approximately $240.0 million and was based on publicly quoted market prices. Our senior secured notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the long-term debt outstanding under our Revolving Credit Facility approximates its carrying value of $17.1 million due to its variable interest rate and short-term nature. A hypothetical change in interest rates of 100 basis points would change our interest expense by $0.2 million on an annual basis.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and testing, we have concluded that, as of December 31, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures  that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and Subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 9, the Company has in excess of $300 million of debt due on or before September 2012. In addition, the Company has incurred net losses and has a net stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The December 31, 2011 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP
New York, New York
March 30, 2012

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$22,924	$25,204
Certificates of deposit	2,396	2,894
Investment securities	13,567	13,554
Accounts receivable, less allowance for doubtful accounts of $14,536 and $10,664	33,132	35,945
Other current assets	9,877	10,718
Total current assets	81,896	88,315
Property and equipment, net	80,593	85,144
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $40,653 and $39,747	9,747	15,053
Other assets	6,259	8,075
Total assets	$276,733	$294,825
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Revolving credit facility	$17,122	$—
Senior secured notes	300,840	—
Accounts payable	8,105	12,431
Accrued expenses and other current liabilities	29,055	29,232
Taxes payable	7,895	9,361
Deferred revenues	8,045	8,555
Current portion of capital lease obligations	1,867	2,298
Total current liabilities	372,929	61,877
Long-term debt	—	319,108
Deferred rent payable	3,775	3,086
Deferred revenues	1,038	1,133
Capital lease obligations, net of current portion	2,726	2,682
Deferred income taxes payable	4,979	4,009
Other	980	769
Total liabilities	386,427	392,664
Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares, and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $198,792 and $176,623	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares, entitled in liquidation to $229,430 and $203,845	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $207,752 and $184,585	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares and outstanding 64,633 shares entitled in liquidation to $147,254 and $130,834	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $25,376 and $21,717	—	—
Additional paid-in capital	140,811	140,811
Accumulated deficit	(250,443)	(238,588)
Treasury stock, at cost	(177)	(177)
Total stockholders’ deficiency	(109,694)	(97,839)
Total liabilities and stockholders’ deficiency	$276,733	$294,825
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Revenues	$378,154	$407,704	$456,452
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	178,500	193,860	225,431
Selling, general and administrative (includes share-based compensation of $0, $59 and $233)	132,460	148,917	154,722
Depreciation and amortization	39,653	44,085	49,922
Total operating expenses	350,613	386,862	430,075
Income from operations	27,541	20,842	26,377
Interest expense	(38,302)	(38,379)	(39,197)
Interest income	70	73	112
Other income	183	—	17
Loss before provision for income taxes	(10,508)	(17,464)	(12,691)
Provision for income taxes	(1,347)	(1,288)	(1,179)
Net loss	$(11,855)	$(18,752)	$(13,870)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficiency
(in thousands, except share amounts)

	Year Ended December 31,
	2011		2010		2009
	Shares	Amount	Shares	Amount	Shares	Amount
Series A common stock
Balance at beginning of year	9,333,680	$107	9,333,680	$107	9,342,880	$107
Cancellation of shares	—	—	—	—	(371)	—
Treasury shares acquired	—	—	—	—	(8,829)	—
Balance at end of year	9,333,680	107	9,333,680	107	9,333,680	107
Series B common stock
Balance at beginning of year	360,050	4	360,050	4	360,050	4
Balance at end of year	360,050	4	360,050	4	360,050	4
Series A Preferred stock
Balance at beginning of year	87,254	1	87,254	1	87,254	1
Balance at end of year	87,254	1	87,254	1	87,254	1
Series A-1 Preferred Stock
Balance at beginning of year	100,702	1	100,702	1	100,702	1
Balance at end of year	100,702	1	100,702	1	100,702	1
Series B Preferred Stock
Balance at beginning of year	91,187	1	91,187	1	91,202	1
Cancellation of shares	—	—	—	—	(15)	—
Balance at end of year	91,187	1	91,187	1	91,187	1
Series B-1 Preferred Stock
Balance at beginning of year	64,633	1	64,633	1	64,986	1
Treasury shares acquired	—	—	—	—	(353)	—
Balance at end of year	64,633	1	64,633	1	64,633	1
Series C Preferred Stock
Balance at beginning of year	14,402	—	14,402	—	14,402	—
Balance at end of year	14,402	—	14,402	—	14,402	—
Additional paid-in capital
Balance at beginning of year		140,811		140,752		140,563
Stock-based compensation		—		59		233
Cancellation of warrants		—		—		(44)
Balance at end of year		140,811		140,811		140,752
Accumulated deficit
Balance at beginning of year		(238,588)		(219,836)		(205,966)
Net loss		(11,855)		(18,752)		(13,870)
Balance at end of year		(250,443)		(238,588)		(219,836)
Accumulated other comprehensive income
Balance at beginning of year		—		—		22
Reclassification adjustment for realized gains included in net income		—		—		(22)
Balance at end of year		—		—		—
Treasury stock
Balance at beginning of year		(177)		(177)		—
Treasury shares acquired		—		—		(177)
Balance at end of year		(177)		(177)		(177)
Total stockholders’ deficiency		$(109,694)		$(97,839)		$(79,146)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net loss	$(11,855)	$(18,752)	$(13,870)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	34,345	31,606	32,120
Amortization of deferred financing costs	2,706	2,660	2,625
Amortization of intangible assets	5,306	12,431	17,736
Amortization of bond premium	(1,146)	(1,024)	(914)
Provision for doubtful accounts	2,335	5,100	6,924
Write-off of costs incurred in connection with initial public offering	—	3,669	—
Write-off of leasehold improvements in connection with early termination of lease	340	—	—
Stock-based compensation	—	59	233
Deferred income taxes	969	969	969
Other	(4)	38	(591)
Changes in operating assets and liabilities:
Accounts receivable	478	343	5,174
Other current assets	841	258	(2,299)
Other assets	(890)	561	(619)
Accounts payable	(4,326)	3,235	966
Accrued expenses, other current liabilities and taxes payable	(1,643)	(9,805)	(9,973)
Deferred revenues	(605)	(722)	(1,557)
Deferred rent payable	689	(257)	943
Other liabilities	211	—	—
Net cash provided by operating activities	27,751	30,369	37,867
Cash flows from investing activities
Purchases of property and equipment	(30,134)	(29,879)	(33,747)
Purchases of investment securities	(49,248)	(116,325)	(145,764)
Sales of investment securities	49,240	126,334	145,728
Other	498	(1,016)	(111)
Net cash used in investing activities	(29,644)	(20,886)	(33,894)
Cash flows from financing activities
Repayments of revolving credit facility	—	(6,378)	—
Proceeds from capital lease financing	2,348	3,479	441
Payments on capital lease obligations	(2,735)	(3,355)	(4,284)
Other	—	—	(332)
Net cash used in financing activities	(387)	(6,254)	(4,175)
Net increase (decrease) in cash and cash equivalents	(2,280)	3,229	(202)
Cash and cash equivalents at beginning of year	25,204	21,975	22,177
Cash and cash equivalents at end of year	$22,924	$25,204	$21,975
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$36,004	$35,955	$38,146
Cash paid during the year for taxes	$378	$319	$210
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
Going Concern
The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.
As of December 31, 2011, the Company had cash and cash equivalents of $22,924 compared to $25,204 as of December 31, 2010 and investment securities of $13,567 and $13,554 at December 31, 2011 and December 31, 2010, respectively. The Company continues to seek to refinance all or a portion of its indebtedness, including the notes, at or before maturity. Any future acquisitions or other significant unplanned costs or cash requirements may also require that the Company raise additional funds through the issuance of debt or equity. In the event refinancing does not occur, management believes the Company will have sufficient cash to repay the principal on the Company's revolving credit facility ("Revolving Credit Facility") at its June 1, 2012 maturity date. However, management does not believe the Company will have sufficient cash to repay the principal of its senior secured notes due on September 1, 2012. Although the Company has had positive cash flows from operations in each of the last four years, there is uncertainty surrounding the refinancing. This uncertainty, coupled with management's belief the Company will not have sufficient cash to repay the principal on its senior secured notes at its maturity date, raises substantial doubt about its ability to continue as a going concern.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

2. Significant Accounting Policies (continued)
Revenue Recognition
Arrangements with multiple deliverables are accounted for in accordance with ASC 605-25, Multiple-Element Arrangements. ASC 605-25 provides additional guidance on revenue recognition for transactions that may involve the delivery or performance of multiple products, services or rights to use assets, and performance that may occur at different points in time or over different periods. Arrangements with multiple deliverables are reviewed and the elements separated into units of accounting under the provisions of ASC 605-25, with the total consideration received allocated over the relative fair value of the units of accounting. Revenue is recognized as the elements are delivered, assuming all other conditions for recognition of revenue described above have been met.
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
Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $4,389 and $4,763 as of December 31, 2011 and 2010, respectively.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

2. Significant Accounting Policies (continued)
Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $13,567 and $13,554 as of December 31, 2011 and 2010, respectively. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in less than one year. The cost of these investment securities approximated their fair value as of December 31, 2011 and 2010. During the year ended December 31, 2011, 2010 and 2009, the Company purchased $49,248, $116,325 and $145,764 and sold $49,240, $126,334 and $145,728, respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.
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
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer equipment, five years for furniture and fixtures, four years for vehicles, and generally seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Capitalized software costs and customer premise equipment are amortized on a straight-line basis over the estimated useful life of two years. Construction in progress includes amounts incurred in the Company’s expansion of its network. The amounts include switching and colocation equipment, switching and colocation facilities design and colocation fees. The Company has not capitalized interest to date since the construction period has been short in duration and the related imputed interest expense incurred during that period was insignificant. When construction of each switch or colocation facility is completed, the balance of the assets is transferred to network equipment and depreciated in accordance with the Company’s policy. Internal labor costs capitalized in connection with expanding our network are also amortized over seven years. Maintenance and repairs are expensed as incurred.
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
Significant Vendor
The Company purchased approximately 68% of its telecommunication services from one vendor during the year ended December 31, 2011. Accounts payable in the accompanying consolidated balance sheets include approximately $6,646 and $7,583 as of December 31, 2011 and 2010, respectively, due to this vendor.
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
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for uncertain income tax positions are required in the Company’s financial statements as of December 31, 2011 and 2010. The Company currently has no federal or state tax examinations in progress. As a result of the applicable statutes of limitations, the Company’s federal and state income tax returns for tax years before December 31, 2008 are no longer subject to examination by the Internal Revenue Service and state departments of revenue.
Stock-Based Compensation
The Company records compensation expense associated with stock options and other forms of equity compensation based on the estimated fair value at the grant-date. The Company uses the Black-Scholes-Merton option-pricing model to determine the fair value of stock-based awards.
Software Development Costs
The Company capitalizes the cost of internal use software. Costs incurred during the preliminary stage are expensed as incurred while costs incurred during the application stage are capitalized. The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life of two years, when it is ready for its intended use. The Company incurred software development expenses of $1,121, $1,334 and $1,843 for the years ended December 31, 2011, 2010 and 2009, respectively.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

2. Significant Accounting Policies (continued)
During the years ended December 31, 2011, 2010 and 2009, the Company capitalized approximately $2,798, $2,820 and $2,543 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $2,745, $2,741 and $2,576 for the years ended December 31, 2011, 2010 and 2009, respectively. The unamortized balance of capitalized software development costs as of December 31, 2011 and 2010 is $2,793 and $2,740 respectively.
Advertising
The Company expenses advertising costs in the period incurred and these amounts are included in selling, general and administrative expenses. Advertising expenses totaled $1,728, $1,713 and $2,002 for the years ended December 31, 2011, 2010 and 2009, respectively.
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
In September 2011, the accounting standard on testing goodwill for impairment was updated to allow the option of performing a qualitative assessment before calculating the fair value of the reporting unit. This does not change how goodwill is calculated nor does it revise the requirement to test goodwill annually for impairment. It also does not amend the requirement to test goodwill for impairment between the annual tests if events or circumstances warrant. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company has elected to adopt this standard during the current fiscal year and it did not elect the option of performing a qualitative assessment.
4. Other Assets
Other current assets consist of the following at December 31:

	December 31,
	2011	2010
Deferred carrier charges	$5,319	$4,430
Prepaid expenses	1,569	1,875
Other	2,989	4,413
Total other current assets	$9,877	$10,718

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

4. Other Assets (continued)
Other non-current assets consist of the following at December 31:

	December 31,
	2011	2010
Deferred financing costs	$3,450	$5,179
Lease security and carrier deposits	1,897	1,912
Other	912	984
Total other non-current assets	$6,259	$8,075
The Company incurred deferred financing costs of $134 and $144 in 2011 and 2010, respectively, related to the amendment of the Company’s Revolving Credit Facility. Amortization of deferred financing costs amounted to approximately $2,706, $2,660 and $2,625 for the years ended December 31, 2011, 2010 and 2009, respectively.
5. Property and Equipment
Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2011	2010
Network equipment	$204,840	$184,145
Computer and office equipment	21,060	20,844
Capitalized software costs	5,691	18,662
Furniture and fixtures and other	9,370	8,540
Leasehold improvements	6,665	6,676
	247,626	238,867
Less accumulated depreciation and amortization	(167,033)	(153,723)
	$80,593	$85,144
Property and equipment includes amounts acquired under capital leases of approximately $10,705 and $6,319 respectively, net of accumulated depreciation and amortization of approximately $13,440 and $12,955, respectively, at December 31, 2011 and 2010. Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.
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
The customer relationship intangibles are amortized on an accelerated method over their useful lives in proportion to the expected benefits to be received. The initial lives range from four to eleven years and the weighted average remaining useful life is 5.2 years. The unamortized balances are evaluated for potential impairment based on future estimated cash flows when an impairment indicator is present.
Trademark: The Company’s trademarks were valued using a variant of the income approach, referred to as the relief from royalty method. The trademark intangible asset was amortized on an accelerated method over its useful life in proportion to the expected benefits to be received. The useful life of this intangible asset was four years.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

6. Identifiable Intangible Assets and Goodwill (continued)
The components of intangible assets at December 31 are as follows:

	December 31,
	2011			2010
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$50,400	$(40,653)	$9,747	$50,400	$(35,577)	$14,823
Trademarks	—	—	—	4,400	(4,170)	230
	$50,400	$(40,653)	$9,747	$54,800	$(39,747)	$15,053
Amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 amounted to $5,306, $12,431 and $17,736 respectively. During the year ended December 31, 2010, the Company wrote-off its fully amortized customer relationships and trademark intangible assets of $21,412 and $3,000, respectively. During the year ended December 31, 2011, the Company wrote-off its fully amortized trademark intangible assets of $4,400.
Future projected amortization expense for the years ending December 31 is as follows:

2012	$3,486
2013	2,194
2014	1,569
2015	1,123
2016	802
Thereafter	573

$9,747

7. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2011	2010
Recurring network costs	$6,581	$6,368
Recurring operating accruals	5,071	4,690
Accrued interest (a)	11,473	11,459
Payroll-related liabilities	4,312	5,576
Other	1,618	1,139
Total accrued expenses and other current liabilities	$29,055	$29,232

(a)	Primarily represents accrued interest on the Senior Secured Notes and the Revolving Credit Facility. Interest on the Senior Secured Notes is paid semi-annually on March 1 and September 1 of each year.
8. Obligations Under Capital and Operating Leases
Capital Leases
In July 2010, the Company entered into a capital lease facility with a third party lending institution. The new capital lease facility allows the Company to finance $5,000 of equipment. The Company is obligated to repay the borrowings in twelve quarterly installments. The Company's lease facilities specify that at the end of the final installment period, the Company has the option of renewing, returning or purchasing the equipment at a mutually agreed fair value.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

8. Obligations Under Capital and Operating Leases (continued)
The Company had borrowings of $4,600 outstanding on the existing facilities at December 31, 2011.
The future minimum lease payments under all capital leases at December 31, 2011 are as follows:

2012	$2,469
2013	2,100
2014	922
2015	78
5,569
Less amounts representing interest	(976)
4,593
Less current portion	(1,867)
Capital lease obligations, net of current portion	$2,726
Operating Leases
The Company rents office space, switch locations and equipment under various operating leases. Some of the Company’s operating leases have free or escalating rent payment provisions and the option to renew for an additional five years. The future minimum lease payments under operating leases at December 31, 2011 are as follows:

2012	$7,040
2013	7,057
2014	6,926
2015	6,505
2016	6,545
Thereafter	29,125

Total minimum lease payments	$63,198
Total rent expenses under these operating leases totaled $8,012, $11,613 and $11,991 for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s sublease rental income was $635 and $420 for the years ended December 31, 2010 and 2009, respectively. The Company did not receive any sublease rental income in 2011. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.
9. Debt

Senior Secured Notes
On August 23, 2006, the Company issued $210,000 principal amount of 11 3/8% Senior Secured Notes due 2012 (the “Senior Secured Notes”). The net proceeds from the Senior Secured Notes were used to fund the ATX acquisition, repay indebtedness under the Company's Revolving Credit Facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, we completed an additional offering of $90,000 aggregate principal amount of 11 3/8% Senior Secured Notes due 2012 at an issue price of 1053/4%, generating gross proceeds of $95,175. The Company used such proceeds from the offering to fund the InfoHighway merger, which closed on May 31, 2007, pay related fees and expenses and for general corporate purposes. The unamortized bond premium of $841and $1,986, at December 31, 2011 and 2010, respectively, is included on the Company's December 31, 2011 consolidated balance sheet as senior secured notes and the December 31, 2010 consolidated balance sheet as long term debt. For the years ended December 31, 2011, 2010 and 2009, bond premium amortization amounted to $1,146, $1,024 and $914, respectively.

The Company is required to pay cash interest on the principal amount of the notes at a rate of 113/8% per annum, which is due semi-annually on March 1 and September 1 of each year, commencing on March 1, 2007. The Senior Secured Notes totaling $300,840, mature on September 1, 2012. The notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis,

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

9. Debt (continued)

jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries. The notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.

The notes and the guarantees are secured by a lien on substantially all of the Company's assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures the Company's Revolving Credit Facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness.

The Senior Secured Note Indenture contains covenants limiting the Company's ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2011.

$25,000 Revolving Credit Facility

On August 23, 2006, the Company entered into the five-year Revolving Credit Facility. The Revolving Credit Facility was amended on November 12, 2010 to extend the term of facility through February 23, 2012 and amended again on December 8, 2011 to extend the term to June 1, 2012. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The borrowing base eligibility calculation exceeds the amount required to draw on the entire Revolving Credit Facility; therefore the remaining availability under the Revolving Credit Facility and the letter of credit sublimit are fully available for borrowing. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. The applicable margin percentage increased by 25 basis points after each amendment under both the base rate and LIBOR methods. Interest on the LIBOR loans is paid on a monthly or quarterly basis, and interest on the base rate loans is paid on a quarterly basis. The interest rate on the Revolving Credit Facility was 5.5% at December 31, 2011.

The Company paid a one-time fee of $125 in connection with each amendment. Additionally, in the event that the Revolving Credit Facility is completely terminated or availability under the Revolving Credit Facility is permanently reduced prior to the maturity date, we are required to pay a prepayment fee of 0.75% multiplied by (i) the credit commitment at the date of termination or (ii) the amount by which the credit commitment has been permanently reduced.

As of both December 31, 2011 and 2010, the Company had $17,122 outstanding under its Revolving Credit Facility. The Revolving Credit Facility also has a sublimit of $15,000 for the issuance of letters of credit. As of December 31, 2011, the Company had $1,278 of letters of credit outstanding against this facility.

Indebtedness under the Revolving Credit Facility is guaranteed by all of our direct and indirect subsidiaries that are not borrowers there under and is secured by a security interest in all of our and our subsidiaries' tangible and intangible assets.

The Revolving Credit Facility contains negative covenants and restrictions on our assets and our subsidiaries' actions, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture. The Company is in compliance with all covenants and restrictions as of December 31, 2011.

Certain of the Company's assets have been pledged to the above creditors pursuant to the debt agreements. Each of the Company's subsidiaries has guaranteed the outstanding debt. The parent company of these subsidiaries has no independent assets or operations and the guarantees are full and unconditional and joint and several.

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
As of December 31, 2011 and 2010, there were 87,254 shares of Series A Preferred Stock outstanding. Each share of Series A Preferred Stock is non-redeemable, but carries a liquidation preference of $2,278.31 per share, with an aggregate liquidation preference of the Series A Preferred Stock of $198,792 as of December 31, 2011. The liquidation preference increases at an annual rate of 12%, compounded quarterly. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying initial public offering (“IPO”) event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A Preferred Stock votes together with the Series A-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2011 and 2010, there were 100,702 shares of Series A-1 Preferred Stock outstanding. Each share of Series A-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series A Preferred Stock of $2,278.31 per share, with an aggregate liquidation preference of the Series A-1 Preferred Stock of $229,430 as of December 31, 2011. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series A-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series A-1 Preferred Stock votes together with the Series A Preferred Stock on certain matters requiring a class specific vote and is entitled to 30 votes per Series A-1 Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2011 and 2010, there were 91,187 shares of Series B Preferred Stock outstanding. Each share of Series B Preferred Stock is non redeemable, but carries a liquidation preference of $2,278.31 per share with an aggregate liquidation preference of the Series B Preferred Stock of $207,752 as of December 31, 2011. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B Preferred Stock votes together with the Series B-1 Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2011 and 2010, there were 64,633 shares of Series B-1 Preferred Stock outstanding. Each Share of Series B-1 Preferred Stock is non redeemable, but carries a liquidation preference identical to the Series B Preferred Stock of $2,278.31 per share with an aggregate liquidation preference of the Series B-1 Preferred Stock of $147,254 as of December 31, 2011. The liquidation preference increases at an annual rate of 12%, compounded quarterly. In order to realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series B-1 Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series B-1 Preferred Stock votes together with the Series B Preferred Stock on certain matters requiring a class specific vote and is entitled to 20 votes per Series B-1 Preferred Share on all matters requiring a vote of all shareholders.
As of December 31, 2011 and 2010, there were 14,402 shares of Series C Preferred Stock outstanding. Each share of Series C Preferred Stock is non redeemable, but carries a liquidation preference equal to the Series A Preferred Share liquidation preference less $516.35 or $1,761.96 per share. At December 31, 2011, the aggregate liquidation preference of the Series C Preferred Stock is $25,376. To realize a liquidation preference, the holder must simultaneously surrender 25 shares of common stock for each share of preferred stock liquidated. Each share of Series C Preferred Stock is convertible for a $50 conversion price at the option of the holder or upon a qualifying IPO event into that number of common shares equal to the liquidation preference at the date of conversion divided by fifty dollars. The Series C Preferred Stock is non-voting.

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
For the years ended December 31, 2011 and 2010, the Company had outstanding options, warrants, restricted stock units and preferred stock, which were convertible into or exercisable for common shares of 17,355,437 and 15,450,084, respectively. These numbers exclude Class B common stock that is convertible into Class A common stock upon an initial public offering.
Dividends accumulate on the Company’s Preferred Stock. The aggregate accumulated dividends on the Company’s Preferred Stock was $417,023, $326,018 and $245,829, respectively, as of December 31, 2011, 2010 and 2009. The Company has not declared any dividends.
As of December 31, 2011 and 2010, there were 9,333,680 shares of Class A common stock outstanding. The Class A common stock is entitled to 1 vote per share on all matters requiring a vote of all shareholders.
As of December 31, 2011 and 2010, there were 360,050 shares of Class B common stock outstanding. Upon a qualifying IPO event, each share of Class B common stock is automatically converted into one share of Series A common stock.
As of December 31, 2011, stock options to acquire 45 shares of Series B Preferred Stock and 1,149 shares of common stock are outstanding under the Company’s 1997 and 2000 Stock Option Plans. The Company is no longer authorized to issue any additional awards under the Company’s 1997 and 2000 Stock Option Plans.
As of December 31, 2011, a warrant to acquire 46 shares of Series B Preferred Stock and 1,151 shares of Class A common stock is outstanding.
InfoHighway Warrants
In connection with the acquisition of InfoHighway in 2007, warrants to acquire 16,711 units, with each such unit comprised of one share of Series B-1 Preferred Stock and 25 shares of Class A Common Stock, remain outstanding. The warrants are generally exercisable for a period of up to five years, with the exercise price of each warrant unit determined based on the cash flow generated from a certain customer during the two year period following closing of the acquisition. As of December 31, 2011, the Company entered into an indemnification claim settlement with the former owners of InfoHighway. Among other things, the settlement agreement required the cancellation of all outstanding warrants. The cancellation of the warrants did not have any accounting implications for the Company.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

11. Stock-Based Compensation
Restricted Stock Awards
In February 2007, the Company’s board adopted and its shareholders subsequently approved the Company’s Management Incentive Plan (the “MIP”), pursuant to which the Company is authorized to grant stock options and restricted stock to certain of its employees. Pursuant to the MIP, there are 52,332 shares of Series C Preferred Stock and 1,308,297 shares of non-voting Class B Common Stock reserved for issuance. In April 2007, grants of restricted stock representing 14,402 shares of Series C Preferred Stock and 360,050 shares of Class B Common Stock were completed. During the three years ended December 31, 2011, the Company did not grant any additional shares of restricted stock nor were any shares forfeited, cancelled or repurchased.
Total compensation expense for the restricted stock awards for the years ended December 31, 2010 and 2009 was $8 and $31, respectively. During the year ended December 31, 2010, all shares of the Series C Preferred Stock and shares of the Series B Common Stock fully vested.
Stock Option Awards
In April 2007 pursuant to the MIP, grants of options to acquire 21,599 units comprised of one share of Series C Preferred Stock and 25 shares of Class B Common Stock were completed. Options under the MIP were granted with an exercise price equal to the fair market value of a unit determined as of the grant date. The fair market value was determined utilizing the Black-Scholes-Merton model with an exercise price equal to the assumed fair market value of an underlying unit of $137.50, a three year expected life of the option, a volatility based on market comparable entities of 55%, no dividend yield and a risk free rate of 4.5%.
The following table summarizes the Company’s stock option activity:

	Series C Preferred	Average Exercise Price
Outstanding December 31, 2008	$20,204	$137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(146)	137.50
Outstanding December 31, 2009	20,058	137.50
Grants	—	—
Forfeit/Cancel/Repurchase	(20,058)	137.50
Outstanding December 31, 2010	$—	$—
Total compensation expense for stock options for the years ended December 31, 2010 and 2009 was $59 and $233 respectively.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

12. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2011, 2010 and 2009 consist of the following:

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$—	$45	$—
State	324	274	210
Foreign	54	—	—
	378	319	210
Deferred:
Federal	843	843	843
State	126	126	126
	969	969	969
	$1,347	$1,288	$1,179
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	(2.8)%	(1.5)%	(1.8)%
Permanent items	(0.7)%	(0.8)%	(3.6)%
Valuation allowance	(44.3)%	(40.1)%	(39.0)%
Effective income tax rate	(12.8)%	(7.4)%	(9.4)%

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

12. Income Taxes (continued)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2011 and 2010:

	December 31,
	2011	2010
Deferred tax assets:
Current
Accounts receivable	$7,382	$6,890
Deferred revenue	3,474	3,706
Other	325	1,028

Total deferred tax assets-current	11,181	11,624
Noncurrent
Net operating loss carry forwards	78,117	75,615
Customer lists	7,215	7,778
Trademark	1,741	1,831
Other	4,530	3,522
Total deferred tax assets-noncurrent	91,603	88,746

Total deferred tax assets	$102,784	$100,370
Deferred tax liabilities:
Noncurrent
Customer Lists	$3,568	$5,241
Other Non-current liabilities	1,024	570
Goodwill	4,979	4,009
Accelerated Depreciation	7,440	8,880

Total deferred tax liabilities-noncurrent	$17,011	$18,700
Net deferred tax assets — current:
Deferred tax assets-current	$11,181	$11,624
Valuation allowance	(11,181)	(11,624)

Net current deferred tax assets	$—	$—
Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$91,603	$88,746
Deferred tax liabilities-noncurrent	17,011	18,700
Valuation allowance	(79,571)	(74,055)

Net noncurrent deferred tax liabilities	$(4,979)	$(4,009)
During 2010, the Company completed a study of its available net operating loss carryforwards (“NOLs”) resulting from mergers occurring in 2005 and 2007. The utilization of these NOL carryovers is subject to restrictions pursuant to Section 382 of the Internal Revenue Code. As a result of the study, it was determined that certain NOLs recorded by the Company as deferred tax assets were limited. The 382 study included a Net Unrealized Built in Gain (“NUBIG”) analysis. NUBIG is an exception to the general loss limitation rules of IRC section 382 and occurs when a built-in gain is recognized following an ownership change.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

12. Income Taxes (continued)
At December 31, 2011, the Company had net operating loss carryforwards available totaling $204,227 which begin to expire in 2019. The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2011 and 2010 because management does not believe it is more likely than not that this asset will be realized. The net change in the Company's valuation allowance was an increase of $5,073 between 2011 and 2010. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.
13. Employee Savings and Retirement Plan
The Company has an active contributory defined contribution plans under Section 401(k) of the Internal Revenue Code (the “Code”) covering all qualified employees. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the years ended December 31, 2011, 2010 and 2009, the Company did not make any contributions to the plan.
14. Fair Values of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2011 and 2010 are deemed to approximate fair value because of their liquidity and short-term nature. The carrying amounts of the Company’s investments in U.S. Treasury notes are recorded at their fair value of $13,567 and $13,554 which are based on the publicly quoted market price as of December 31, 2011 and 2010, respectively.
As of December 31, 2011 and 2010, the fair value of the debt outstanding under the Company’s revolving credit facility approximated its carrying value of $17,122, due to its variable market-based interest rate and short term nature. The fair value of the Company’s senior secured notes at December 31, 2011 and 2010 was $240,000 and $293,250, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input. The carrying value of the Company’s senior secured notes due 2012 at December 31, 2011 and 2010 was $300,840 and $301,986, respectively.
15. Commitments and Contingencies
The Company has employment agreements with certain key executives as of December 31, 2011. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation for a period of up to 12 months after termination.
The Company has standby letters of credit outstanding of $1,278, which are fully collateralized by either domestic certificates of deposit or the letter of credit subfacility under the Company’s Revolving Credit Facility.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2011 was $19,253. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at December 31, 2011. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. The agreements, which expire in 2013, require certain minimum purchase obligations. The future obligations under this agreement are $18,758 and $1,563 for the years ending December 31, 2012 and 2013, respectively.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

16. Unaudited Quarterly Results of Operations
The following are the unaudited quarterly results of operations for the years ended December 31, 2011 and 2010. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of full year results.

	2011
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$98,419	$95,537	$93,444	$90,754
Cost of revenues (exclusive of depreciation and amortization)	45,837	45,028	43,853	43,782
Income from operations	8,031	7,709	6,290	5,511
Net loss	(2,038)	(2,026)	(3,698)	(4,093)

	2010
	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$105,706	$102,907	$100,423	$98,668
Cost of revenues (exclusive of depreciation and amortization)	50,060	49,605	47,214	46,981
Income from operations	6,469	2,258	5,234	6,881
Net loss	(3,737)	(7,412)	(4,650)	(2,953)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.
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

(d) Changes in Internal Control Over Financial Reporting
During our fourth fiscal quarter of 2011, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Our board of directors is currently comprised of the following eight members: Kim Kelly, as Chairwoman of the Board; Richard W. Neu; B. Hagen Saville; Kerri Ford; Robert Manning; Raul Martynek; Richard W. Roedel; and Michael K. Robinson.
Ms. Kelly, Mr. Neu, and Mr. Saville were appointed by MCG, Ms. Ford and Mr. Manning were appointed by Baker and Mr. Martynek was appointed by InfoHighway’s legacy shareholders.
Set forth below are the names and positions of our executive officers and directors as of March 30, 2012.

Name	Position
Michael K. Robinson (2)	Chief Executive Officer, President and Director

Brian P. Crotty	Chief Operating Officer

Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary

Charles C. Hunter	Executive Vice President, General Counsel and Secretary

Kenneth A. Shulman	Chief Technology Officer and Chief Information Officer

Terrence J. Anderson	Executive Vice President — Corporate Development and Assistant Treasurer

Kim Kelly (1)	Chairwoman of the Board

Richard W. Roedel (2)	Director and Chairman of the Audit Committee

Richard W. Neu (3)	Director

B. Hagen Saville (4)	Director

Kerri Ford (5)	Director

Robert Manning (6)	Director and Chairman of the Compensation Committee

Raul K. Martynek (7)	Director
(1) Ms. Kelly was elected on August 22, 2011 to replace another director designated by MCG who had resigned from the board. Ms. Kelly was elected Chairwoman effective as of February 22, 2012.
(2) Mr. Roedel and Mr. Robinson were appointed to our board on January 8, 2009.
(3) Mr. Neu was designated effective as of February 22, 2012 to replace another director designated by MCG who had resigned from the board.
(4) Mr. Saville joined subsequent to the Bridgecom merger to replace another director designated by MCG who had resigned from the board.
(5) Ms. Ford was elected on March 9, 2011 to replace another director designated by Baker who had resigned from the board.

(6) Mr. Manning has served on our board of directors since at least the time of the Bridgecom merger in January 2005.
(7) Mr. Martynek was appointed to our board of directors following his nomination from the former InfoHighway stockholders pursuant to our amended and restated shareholders agreement.
Biographies of Executive Officers
Michael K. Robinson, Chief Executive Officer, President and Director (55). Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Mr. Robinson was appointed to our board of directors on January 8, 2009. Mr. Robinson also serves on the board of directors of FairPoint Communications, Inc. and Lumos Networks Corporation. Mr. Robinson serves on the audit committee at FairPoint and Lumos, the regulatory committee at FairPoint, and is chairman of the nominating and governance committee at Lumos. Prior to March 2005, Mr. Robinson had been with US LEC Corp., a publicly traded competitive communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson participates in various industry associations, including serving on the board of directors of Comptel. Mr. Robinson holds a masters degree in business administration from Wake Forest University.
Brian P. Crotty, Chief Operating Officer (41). Mr. Crotty, Chief Operating Officer, has over 19 years of senior management experience in the telecom industry. In his role with Broadview, he is responsible for all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s Chief Operating Officer prior to its merger with Broadview. Prior to joining Bridgecom in 2000, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd. through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first competitive local exchange carriers in the state of Wisconsin. In addition, Mr. Crotty has also served in a managerial position with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.
Corey Rinker, Chief Financial Officer, Treasurer and Assistant Secretary (53). Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Treasurer and Assistant Secretary of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.
Charles C. Hunter, Executive Vice President, General Counsel and Secretary (59). Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 25-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly two decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.

Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (58). Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and customer relationship management systems, software and IT infrastructure. Mr. Shulman has over 35 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.S. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on advisory boards of Baker Capital, Vonair and T3 Communications.
Terrence J. Anderson, Executive Vice President — Corporate Development and Assistant Treasurer (45). Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.
Biographies of Directors
Kim Kelly (55). Since June 2005, Ms. Kelly has served as a consultant, primarily to private equity firms, in the media and restructuring fields. Most recently, from December 2008 to July 2010, Ms. Kelly served as Chief Restructuring Officer for Equity Media Holdings Corporation, a former NASDAQ issuer.  Previously, Ms. Kelly held executive positions with a number of large media companies.  From May 2004 until April 2005, Ms. Kelly served as the President and Chief Executive Officer, and from April 2004 until April 2006 as a director, of Arroyo Video Solutions, Inc., a software company serving video service providers.  From 1990 to August 2003, Ms. Kelly was employed by Insight Communications Company, Inc., where she was President from January 2002 to August 2003, Chief Operating Officer from January 1998 to August 2003 and Executive Vice President and Chief Financial Officer from 1990 to January 2002.  Ms. Kelly also served as a director at Insight Communications from July 1999 to August 2003.  From July 1999 to 2003, she also served as Chief Executive Officer of Insight Midwest, L.P. Ms. Kelly currently serves as a trustee of BNY Mellon Funds Trust.  Ms. Kelly is a graduate of George Washington University. Ms. Kelly serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
Richard W. Roedel (62). Mr. Roedel spent much of his career with BDO Seidman LLP, an international accounting and consulting firm, where he ultimately served as Chairman and Chief Executive Officer. Mr. Roedel currently serves as director of Brightpoint, Inc., IHS Inc., Sealy Corporation, Lorillard, Inc., Luna Innovations Incorporated and Six Flags Entertainment Corporation. Mr Roedel is chairman of the audit committees of Sealy and Lorillard, Inc. and serves on the audit committees of IHS and Six Flags, and is also the chairman of the compensation committee of Brightpoint. Mr. Roedel is also a board member of the Association of Audit Committee Members, Inc., a not-for-profit organization dedicated to strengthening audit committees. Mr. Roedel was on the board and chairman of the audit committee of Dade Behring Holdings, Inc. from October 2002 until November 2007 when Dade was acquired by Siemens AG. Mr. Roedel served in various capacities at Take-Two Interactive Software, Inc. from 2002 until 2005, including Chairman and Chief Executive Officer. From 1971 through 2000, he was employed by BDO Seidman LLP, becoming an audit partner in 1980, later being promoted in 1990 to Managing Partner in Chicago and then Managing Partner in New York in 1994 and finally in 1999 to Chairman and Chief Executive Officer. Mr Roedel is a graduate of The Ohio State University and a C.P.A. Mr. Roedel was nominated and elected to the board to serve as our independent director and the chairman of our audit committee.
Richard W. Neu (56). Mr. Neu currently serves as the chief executive officer of MCG. He had served as the Chairman of MCG's board of directors from April 2009 until his appointment as CEO in November 2011. Mr. Neu currently serves on the board of directors and audit committee of Huntington Bancshares Incorporated and is the lead director and serves on the audit committee of Dollar Thrifty Automotive Group, Inc. Mr. Neu served as the Chief Financial Officer and Treasurer of Charter One Financial, Inc. from December 1985 to August 2004, and was a director of Charter One Financial, Inc. from 1992 to August 2004. Mr. Neu previously worked for KPMG as a Senior Audit Manager. Mr. Neu received a B.B.A. from Eastern Michigan University with a major in accounting.

B. Hagen Saville (50). Mr. Saville is Executive Vice President and co-founder of MCG and a member of its Board of Directors. He is responsible for MCG’s business development activities and management of portfolio investments and sits on the firm’s Investment committee. Mr. Saville has been employed by MCG and its predecessors since January, 1994. Earlier in his career, Mr. Saville was employed in commercial and investment banking. Mr. Saville also serves on the board of directors of Coastal Sunbelt, LLC, Jet Plastica Industries, Inc., National Product Services, Inc., Radiopharmacy Investors, LLC, Solutions Capital G.P., LLC, and Total Sleep Holdings, Inc. Mr. Saville serves as one of our directors as a designee of MCG pursuant to the terms of our amended and restated shareholders agreement.
Kerri Ford (40). Ms. Ford joined Baker Capital in 2003. Prior to joining Baker Capital, Ms. Ford was an investment banker at Goldman Sachs Group, Inc., advising both public and private companies. Previously, she held several positions at Cabletron Systems, a publicly traded computer networking hardware and enterprise management software company that is now a privately held company known as Enterasys Networks, Inc., where she held international financial management, government contracting, and other operational roles. Ms. Ford currently serves on the board of directors of MediaNet Digital, Inc. Ms. Ford earned her Masters in Business Administration from The Wharton School at the University of Pennsylvania and a Bachelor of Science from the University of New Hampshire.
Robert Manning (52). Mr. Manning is a manager of the general partner of Baker Capital. Prior to joining Baker Capital in 2002, Mr. Manning was CFO of Intermedia Communications, Inc., an integrated communications services provider, and a director of its majority-owned subsidiary, Digex, Inc., a provider of complex, managed, web hosting services. Prior to Intermedia, he was an investment banker in the cable television and communications industries for nine years acting as both agent and principal. Mr. Manning left investment banking in 1991 to become one of the founding executives of DMX, Inc., a digital audio cable network that was sold to Liberty Media in 1996. Mr. Manning serves on the board of directors of InterXion, N.V., DigiTV Plus and Wine.com (Chairman). Mr. Manning also serves on the Board of Trustees of the Maritime Aquarium in Norwalk, Connecticut. Mr. Manning is a graduate of Williams College. Mr. Manning serves as one of our directors as a designee of Baker Capital pursuant to the terms of our amended and restated shareholders agreement.
Raul K. Martynek (46). Mr. Martynek has served as a director of Broadview since August 2007. Mr. Martynek is currently the President and Chief Executive Officer of Voxel Dot Net, a cloud and managed services provider which he joined in January 2011. He served as a Senior Advisor to Plainfield Asset Management, a hedge fund, where he advised on investment opportunities in the telecommunications sector and advised the boards of portfolio companies on strategic and tactical initiatives, from May 2008 to December 2009. Mr. Martynek served as the Chief Restructuring Officer of Smart Telecom, a Dublin, Ireland-based fiber competitive local exchange carrier, or CLEC, from January 2009 to December 2009 and has served as a director since December 2009. He was President and Chief Executive Officer and a director of InfoHighway Communications Inc. (“InfoHighway”), a CLEC, from November 2003 to July 2007. InfoHighway was acquired by Broadview in May 2007. From March 1998 to November 2003, Mr. Martynek was Chief Operating Officer of Eureka Networks (“Eureka”), a telecommunications company, which acquired InfoHighway in August 2005. From December 1995 to March 1998, he served as an Executive Vice President of Gillette Global Network, a non-facilities based telecommunications carrier that merged with Eureka in 2000. Mr. Martynek received a B.A. in Political Science from SUNY-Binghamton and a Master in International Finance from Columbia University School of International and Public Affairs. Mr. Martynek serves as one of our directors as a designee of the legacy shareholders of InfoHighway pursuant to the terms of our amended and restated shareholders agreement.
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

Board of Directors and Committees of the Board of Directors
Pursuant to our certificate of incorporation, our board of directors must be comprised of between one and eleven members. We currently have eight members on our board of directors. Pursuant to our charter and our amended and restated shareholders agreement, currently three directors have been designated by MCG and two directors have been designated by Baker. For more information, see above and the section entitled “Certain Relationships and Related Transactions, and Director Independence”.
At this time, we have formed two committees of the board of directors: our compensation committee and our audit committee, as discussed below. From time to time our board also appoints ad hoc committees.
Effective as of February 22, 2012, we formed a compensation committee of the board of directors consisting of Messrs. Roedel and Manning and Ms. Kelly, with Mr. Manning serving as its chairman. The compensation committee replaces the ad hoc compensation committee that was appointed by the board of directors in 2007. Our compensation committee reviews and approves compensation and benefit plans for executive officers and reviews general compensation policies with the objective of attracting and retaining superior talent and achieving our strategic and financial goals. The compensation committee also administers our stock option plans and grants, and evaluates and assesses executive performance. Our compensation committee has adopted a charter to govern its membership and function. A copy of the compensation committee charter may be found on our website at www.broadviewnet.com.
Our audit committee of the board of directors consists of Messrs. Roedel and Martynek and Ms. Kelly, with Mr. Roedel serving as its chairman.
Our audit committee appoints, determines the compensation for and supervises our independent auditors, reviews our internal accounting procedures, systems of internal controls and financial statements and reviews and approves the services provided by our internal and independent auditors, including the results and scope of their audit. The committee also resolves any disagreements between management and our independent auditors. Mr. Roedel is the chairman of the committee and is designated as the “audit committee financial expert” as that term is defined in the rules and regulations promulgated under the Exchange Act.
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
No officer or employee of the Company, or former officer of the Company, has participated in deliberations of our board of directors concerning executive compensation in the year ended December 31, 2011.
Indemnification
We intend to maintain directors’ and officers’ liability insurance. Effective as of February 21, 2012, we entered into indemnification agreements in each case substantially in the form filed as Exhibit 10.25 hereto with each current and former (since 2010) member of the board of directors and each executive officer of the Company to provide them and certain of their affiliated parties with additional indemnification and related rights.
Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis with the Company's management. Based on this review and these discussions, the compensation committee recommended that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

The Compensation Committee
Kim Kelly
Richard W. Roedel
Robert Manning (Chairman)
The current Compensation Committee listed above was established and replaced the ad hoc Compensation Committee which was comprised of Steven F. Tunney, Sr. a former Director, and Robert Manning effective as February 22, 2012.

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
Determination of Compensation
During 2011, our board was responsible for establishing and making decisions with respect to the compensation and benefit plans applicable to our named executive officers. During 2011, our board reviewed proposals prepared by our ad hoc compensation committee to determine the adjustments, if any, that need to be made to each element of our named executive officers' compensation, including base salary. During the majority of 2011, Steven F. Tunney, Sr., (who resigned on November 2, 2011) and Mr. Manning served as our ad hoc compensation committee. Based upon recommendations from our Chief Executive Officer (other than with respect to his own compensation), the ad hoc compensation committee reviewed and made final recommendations with respect to base salaries for each of our named executive officers for 2011.
In determining the levels and mix of compensation, our Chief Executive Officer, the ad hoc compensation committee, and the board have generally not relied on formulaic guidelines, but rather sought to maintain a flexible compensation program which allowed the company to adapt components and levels of compensation to motivate and reward individual executives within the context of our desire to attain certain strategic and financial goals. In addition to any objective criteria, subjective factors considered in compensation determinations include an executive's skills and capabilities, contributions as a member of the executive management team, contributions to our overall performance, and whether the total compensation potential and structure is sufficient to ensure the retention of an executive when considering the compensation potential that may be available elsewhere. We also seek to reward our named executive officers for the successful completion or implementation of discrete projects, including projects relating to mergers and acquisitions, integration and strategic initiatives. Our general goal is to provide a total compensation package (irrespective of the individual components) that is competitive with our peer companies.
In making compensation decisions during 2011, our board and ad hoc compensation committee did not undertake any formal benchmarking or review any formal surveys of compensation for our peer companies but rather relied on the members' general knowledge of our industry, supplemented by advice from our Chief Executive Officer based on his knowledge of our industry in markets in which we participate.
On February 22, 2012, our Board established a compensation committee consisting of Messrs. Roedel and Manning and Ms. Kelly. The compensation committee has been tasked with reviewing, modifying and approving all future compensation decisions with respect to our named executive officers. In the first quarter of 2012, we retained Towers Watson to develop comprehensive compensation packages for each of our named executive officers, which is expected to include a structured annual incentive plan, new employment agreements and a long-term incentive plan linked to the equity value of the Company.
Components of Compensation
For 2011, the compensation provided to our named executive officers consisted of the same elements generally available to our non-executive employees, including base salary, annual bonus and other perquisites and benefits, each of which is described in more detail below. Although 2011 was again a difficult year for the general business and capital markets, our board determined that no significant changes to our compensation programs were required.
Base Salary
The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive's skill set, experience, role and responsibilities. Additionally, we intend to be competitive with our peer companies and in the telecommunications sector generally. During 2011, the base salary of each of our named executive officers was reviewed by our board, with our Chief Executive Officer and ad hoc compensation committee providing recommendations to the board. In determining base salary, the board considered individual performance during the prior year, the mix of fixed to overall compensation, and subjective considerations relating to individual contributions, including contributions to the successful completion of discrete projects, as discussed above under “Determination of Compensation.” Our named executive officers did not receive an increase in their base salaries during 2011.

Annual Bonuses
Annual bonuses are intended to compensate executives for achieving our annual financial and strategic goals, including overall company performance, new product revenue growth, achievement of synergies from acquisitions, and exceptional individual performance during the year. The Company recommended, and the Board agreed that no accrual would be established and no bonuses would be paid for services during 2011. Bonuses for 2010 were paid to the named executive officers and a Form 8-K was filed on October 4, 2011. Although the Board recommended that the Company's Chief Executive Officer be entitled to a bonus of $300,000 in respect of 2010, Mr. Robinson elected not to receive such bonus.
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
Perquisites and Other Benefits
Our named executive officers are eligible to receive the same benefits, including life and health insurance benefits, which are available to all employees. Our Chief Executive Officer receives temporary housing near the company headquarters and transportation to and from his principal place of residence. Any personal tax liability created by this reimbursement or for items paid for directly by the company are “grossed up” by the company to cover our Chief Executive Officer's estimated income tax liability. The board determined that these benefits were necessary to attract our Chief Executive Officer to join the company in 2005 and believe that these benefits continue to be essential elements of his compensation package.
Severance Benefits
Certain of our named executive officers are entitled to receive severance benefits upon certain qualifying terminations of employment, pursuant to the provision of such executives' employment agreements. These severance arrangements are primarily intended to retain our named executives, and do not apply upon a voluntary termination except for our Chief Executive Officer whose compensation arrangement includes provisions allowing for voluntary termination for good reason.
Compensation Risk Management
Our compensation committee and senior management have both reviewed our compensation policies and practices. After considering the risk implications of each element of our overall compensation policies and practices, our compensation committee concluded that such policies and practices are not likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE
The following table shows information regarding the compensation earned during the fiscal years ended December 31, 2011, 2010 and 2009 by our named executive officers (Chief Executive Officer, Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2011, and whose total compensation exceeded $100,000 during that fiscal year).

Name and Principal Position	Year	Salary	Bonus	All Other Compensation (1)	Total

Michael K. Robinson	2011	$450,000	$—	$101,445	$551,445
President and Chief	2010	450,000	—	105,588	555,588
Executive Officer	2009	450,000	240,000	95,843	785,843

Corey Rinker	2011	270,000	—	—	270,000
Executive Vice President, Chief Financial Officer, Treasurer and Assistant Secretary	2010	270,000	100,000	—	370,000
	2009	270,000	90,000	—	360,000

Brian P. Crotty	2011	335,000	—	—	335,000
Chief Operating Officer	2010	335,000	200,000	—	535,000
	2009	335,000	150,000	—	485,000

Charles C. Hunter	2011	270,000	—	—	270,000
Executive Vice President, General Counsel and Secretary	2010	270,000	100,000	—	370,000
	2009	270,000	90,000	—	360,000

Terrence J. Anderson	2011	270,000	—	—	270,000
Executive Vice President, Finance and Corporate Development	2010	270,000	100,000	—	370,000
	2009	270,000	90,000	—	360,000

Kenneth A. Shulman	2011	270,000	—	—	270,000
Executive Vice President, Chief Technology Officer and Chief Information Officer	2010	270,000	100,000	—	370,000
	2009	270,000	90,000	—	360,000
___________________________

(1)	Represents company paid travel expenses and lodging expenses of $56,366 incurred by Mr. Robinson during 2011, which were grossed up by $45,079 to make him whole for taxes he was required to pay.

Narrative Disclosure Relating to Summary Compensation Table
Chief Executive Officer Employment Agreement
On February 10, 2005, we entered into an employment agreement with Mr. Robinson, pursuant to which he agreed to serve as our Chief Executive Officer for a three-year term with automatic one-year renewals. Mr. Robinson is entitled to a minimum base salary and is eligible to receive an annual bonus, as determined by our board, with a target bonus of between 30% and 100% of his annual base salary. If Mr. Robinson's employment is terminated by us other than for cause, death or disability, by Mr. Robinson for good reason, or if we fail to extend the employment agreement, Mr. Robinson is entitled to (i) an amount equal to 100% of the sum of (a) his annual base salary and (b) the average of the annual cash performance bonus paid to Mr. Robinson over the previous three fiscal years, such amount to be paid in equal installments over 12 months, and (ii) immediate vesting of any unvested equity. Additionally, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay.
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
Employment Agreements with Other Named Executive Officers
We are currently a party to substantially similar employment agreements with Messrs. Rinker, Crotty, Hunter, Anderson and Shulman. Pursuant to these employment agreements, each executive agreed to serve as an executive officer for a one-year term with automatic one-year renewals. Each executive is entitled to a minimum base salary and is eligible to receive an annual bonus with the target bonus and actual cash bonus amount to be determined by the board each fiscal year. Upon a termination of employment (i) by us other than for cause, death or disability, (ii) as a result of our failure to renew his employment agreement, or (iii) in the case of Mr. Anderson and Mr. Shulman only, the executive's resignation for “good reason” (as defined in the employment agreement), the executive will be entitled to continue to receive his base salary for a period of one year following termination.
Messrs. Crotty, Rinker, Hunter and Shulman are barred from competing with us for a period of one year following any termination of employment. Mr. Anderson's employment agreement contains a non-compete provision pursuant to which he cannot compete with us until the earlier of the date on which his severance payments cease or the date which is one year following the termination of his employment. Each employment agreement also contains non-solicit provisions, which prohibit the executive from soliciting, among others, our officers and employees for a period of two years following the termination of his employment. The employment agreements also contain customary confidentiality provisions.
Potential Payments Upon Termination Or Change In Control
Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above in the Narrative Disclosure Relating to the Summary Compensation Table, upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, in the case of our Chief Executive Officer only, without good reason prior to a change in control (“voluntary termination”), (ii) termination other than for cause or by the named executive officer with good reason (“involuntary termination”), (iii) termination by reason of an executive's death or disability, and (iv) an involuntary termination following a change in control (“change in control termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2011, and therefore, are estimates of the amounts that would be paid to the named executive officers upon the occurrence of such triggering event.

Name	Event	Cash Severance	Value of Tax Gross-Up(1)	Total
Michael K. Robinson	Voluntary Termination	$—	$—	$—
	Involuntary Termination	707,000	—	707,000
	Death or Disability	—	—	—
	Change in Control Termination	707,000	—	707,000
Corey Rinker	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000
Brian P. Crotty	Voluntary Termination	—	—	—
	Involuntary Termination	335,000	—	335,000
	Death or Disability	—	—	—
	Change in Control Termination	335,000	—	335,000
Charles C. Hunter	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000
Terrence J. Anderson	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000
Kenneth A. Shulman	Voluntary Termination	—	—	—
	Involuntary Termination	270,000	—	270,000
	Death or Disability	—	—	—
	Change in Control Termination	270,000	—	270,000
___________________________

(1)
Pursuant to the terms of Mr. Robinson's employment agreement, in the event that any payment under the agreements constitutes an “excess parachute payment” under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to cover the 20% excise tax which may be imposed on such payment pursuant to Section 4999 of the Internal Revenue Code.

DIRECTOR COMPENSATION
The following table summarizes the compensation received by our directors for the year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Total ($)
Kim Kelly	—	—
Richard W. Roedel	120,000	120,000
Richard W. Neu	—	—
B. Hagen Saville	—	—
Kerri Ford	—	—
Robert Manning	—	—
Raul K. Martynek	—	—

Narrative Disclosure Relating to Director Compensation Tables
During 2011, Mr. Roedel received $120,000 in annual cash compensation for his role as a director and chairman of the audit committee of the board. During 2011, no compensation was paid to any of the Company's other directors, primarily due to their status as representatives of significant shareholders or as an executive officer of the Company in the case of Mr. Robinson. In the event that new directors are elected to the Company's board who are neither executives, nor represent significant shareholders, the Company may compensate such individual for their role on the board and board committees. It is anticipated that the compensation for such members of the board would be approved by the board that may be in place at that time. The Company's directors are reimbursed for normal and customary expenses submitted in association with their participation at board meetings and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table and footnotes set forth, as of the date of this filing, certain information regarding the beneficial ownership of our capital stock by:

•	each stockholder known by us to beneficially own more than 5% of each class of our outstanding stock;

•	each of our directors and executive officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated, the address for each shareholder listed is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite 501, Rye Brook, NY 10573. Except as otherwise indicated, each of the persons named in this table has sole voting and investment power with respect to all the shares indicated. For purposes of calculations in the following chart, as of the date of this filing, there were 9,286,759 shares outstanding of Class A Common Stock, 360,350 shares outstanding of Class B Common Stock, 87,254 shares outstanding of Series A Preferred Stock, 100,702 shares outstanding of Series A-1 Preferred Stock, 91,187 shares outstanding of Series B Preferred Stock, 62,756 shares outstanding of Series B-1 Preferred Stock and 14,402 shares outstanding of Series C Preferred Stock. Beneficial ownership is determined in accordance with SEC rules and generally represents voting or investment power with respect to securities. Shares of common stock subject to issuance upon conversion of our preferred stock are calculated as of March 31, 2012. Shares of common stock subject to issuance upon conversion of our preferred stock, and shares issuable upon exercise of options and warrants exercisable within 60 days of the date of this filing are deemed outstanding for computing the percentage of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.

	Class A Common Stock		Class A Common Stock on an As-Converted Basis(1)		Class B Common Stock		Class B Common Stock on an As-Converted Basis(1)
	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares of Class	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares of Class	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares of Class	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares of Class
Kim Kelly (2)	4,731,031	50.9%	13,612,508	74.9%
B. Hagen Saville(2)	4,731,031	50.9%	13,612,508	74.9%
Richard Neu (2)	4,731,031	50.9%	13,612,508	74.9%
Robert Manning (3)	1,508,506	16.2%	4,340,455	35.8%
Kerri Ford
Raul Martynek	16,263	0.2%	46,794	0.5%
Richard Roedel	—	—%	—	—%
Michael Robinson (5)					92,075	25.6%	226,895	45.8%
Brian Crotty (6)					66,825	18.6%	164,673	36.0%
Terrence Anderson (7)					57,325	15.9%	141,263	31.8%
Kenneth Shulman (8)					36,525	10.1%	90,006	21.8%
Corey Rinker (9)					27,200	7.6%	67,027	16.8%
Charles Hunter (10)					25,450	7.1%	62,715	15.8%

Directors and Executive Officers as a Group(11)	6,255,800	67.4%	17,999,757	85.6%	305,400	84.8%	752,579	93.2%
MCG (2)	4,731,031	50.9%	13,612,508	74.9%
Baker (3)	1,508,506	16.2%	4,340,455	35.8%
NEA (4)	821,345	8.8%	2,363,272	21.8%
Com Ven (12)	328,065	3.5%	943,948	9.5%
WPG (13)	224,072	2.4%	644,728	6.6%
Apollo (14)	148,892	1.6%	428,409	4.5%
Trimaran (15)	116,348	1.3%	334,771	3.5%

(1)
The calculation of Class A Common Stock on an As-Converted Basis includes all shares of Common Stock subject to issuance upon conversion of our Series A Preferred Stock, Series A-1 Preferred Stock, Series B Preferred Stock and Series B-1 Preferred Stock as of March 31, 2012 and includes all shares of Common Stock subject to issuance upon exercise of options and warrants exercisable within 60 days of the date hereof. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class A Common Stock upon a change of control or qualifying initial public offering.

The calculation of Class B Common Stock on an As-Converted Basis includes all shares of Common Stock subject to issuance upon conversion of our Series C Preferred Stock as of March 31, 2012. This does not include shares of capital stock, warrants or options that are convertible or exercisable into Class B Common Stock upon a change of control or qualifying initial public offering.

(2) MCG beneficially owns (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock, (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A- 1 Preferred Stock and (iii) 1,282 shares of our Series B Preferred Stock, which represents 1.4% of the outstanding shares our Series B Preferred Stock. Each of Ms. Kelly, Mr. Saville and Mr. Neu are officers of MCG Capital Corporation. By virtue of such relationship, each of Ms. Kelly, Mr. Saville and Mr. Neu, may be deemed to beneficially own the shares listed as beneficially owned by MCG. Each of Ms. Kelly, Mr. Saville and Mr. Neu disclaims beneficial ownership of such shares.

(3) Baker beneficially owns (i) 38,119 shares of our Series B Preferred Stock, which represents 41.8% of the outstanding shares of our Series B Preferred Stock and (ii) 22,221 shares of our Series B- 1 Preferred Stock, which represents 35.4% of the outstanding shares of our Series B- 1 Preferred Stock. Mr. Manning is a manager of the general partners of Baker Communications Fund, L.P. and Baker Communications Fund II (QP) L.P. By virtue of such relationship, Mr. Manning may be deemed to beneficially own the shares listed as beneficially owned by Baker. Mr. Manning disclaims beneficial ownership of such shares.

(4) NEA beneficially owns (i) 20,838 shares of our Series B Preferred Stock, which represents 22.9% of the outstanding shares of our Series B Preferred Stock and (ii) 12,016 shares of our Series B- 1 Preferred Stock, which represents 19.1% of the outstanding shares of our Series B- 1 Preferred Stock.

(5) Mr. Robinson beneficially owns 3,683 shares of our Series C Preferred Stock, which represents 25.6% the outstanding shares of our Series C Preferred Stock.

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

(11) The Directors and Executive Officers as a group beneficially own (i) 87,254 shares of our Series A Preferred Stock, which represents 100.0% of the outstanding shares of our Series A Preferred Stock, (ii) 100,702 shares of our Series A-1 Preferred Stock, which represents 100% of the outstanding shares of our Series A-1 Preferred Stock, (iii) 39,401 shares of our Series B Preferred Stock, which represents 43.2% of the outstanding shares of our Series B Preferred Stock, (iv) 22,872 shares of our Series B-1 Preferred Stock, which represents 36.4% of the outstanding shares of our Series B-1 Preferred Stock and (v) 12,217 shares of our Series C Preferred Stock, which represents 84.8% of the outstanding shares of our Series C Preferred Stock.

(12) References to Com Ventures are to Communications Ventures II, L.P., ComVentures IV, L.P., Communications Ventures II Affiliates Fund, L.P., ComVentures IV CEO Fund, L.P., and ComVentures IV Entrepreneurs' Fund, L.P. Com Ventures beneficially owns (i) 8,910 shares of our Series B Preferred Stock, which represents 9.8% of the outstanding shares of our Series B Preferred Stock and (ii) 4,213 shares of our Series B- 1 Preferred Stock, which represents 6.7% of the outstanding shares of our Series B- 1 Preferred Stock.

(13) References to WPG are to Weiss, Peck & Greer Venture Associates IV, L.L.C., WPG Enterprise Fund III, L.L.C., Weiss, Peck & Greer Venture Associates IV Cayman, L.P., and WPG Information Sciences Entrepreneur Fund, L.P. WPG beneficially owns (i) 6,418 shares of our Series B Preferred Stock, which represents 7.0% of the outstanding shares of our Series B Preferred Stock and (ii) 2,545 shares of our Series B-1 Preferred Stock, which represents 4.1% of the outstanding shares of our Series B-1 Preferred Stock.

(14) References to Apollo are to APEUREKAGGN, LLC. Apollo beneficially owns 5,956 shares of our Series B- 1Preferred Stock, which represents 9.5% of the outstanding shares of our Series B-1 Preferred Stock.

(15) References to Trimaran are to CIBC Capital Corporation, CIBC Employee Private Equity Fund, Trimaran Capital, LLC, Trimaran Fund II, LLC, and Trimaran Parallel Fund II, LLC.Trimaran beneficially owns 4,654 shares of our Series B- 1 Preferred Stock, which represents 7.4% of the outstanding shares of our Series B-1 Preferred Stock.

Securities authorized for issuance under equity compensation plans

Plan Category	Number of Restricted Stock Units(1)	Number of Remaining Units Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	14,402	37,930

(1) Securities granted under the Management Incentive Plan have been presented as units for purposes of this table only. Each unit represents 1 share of Series C preferred stock and 25 shares of Class B common stock. However, while presented as a unit for convenience, the actual grants represent separate and distinct securities for accounting and securities laws purposes.

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
Director Independence
At this time the independence requirements of a stock exchange and SEC Rule 10A-3 are not applicable to the Company. As a result, we have not assessed the independence of the members of the board of directors.

Item 14.	Principal Accounting Fees and Services
Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31,
	2011	2010
Audit Fees	$918	$815
Tax Fees	—	45
All Other Fees	2	2
Total Fees	$920	$862
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
Financial Statements (See Item 8)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Stockholders’ Deficiency for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Notes to Consolidated Financial Statements
Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charges to Expenses	Other Accounts	Deductions (a)	Balance at End of Period
Allowance for uncollectible accounts receivable:
Year Ended December 31, 2009	$4,322	$6,924	$2,936	$(6,240)	$7,942
Year Ended December 31, 2010	7,942	5,100	1,922	(4,300)	10,664
Year Ended December 31, 2011	10,664	2,335	1,741	(204)	14,536
Valuation allowance for deferred tax assets:
Year Ended December 31, 2009	$72,683	$—	$5,095	$—	$77,778
Year Ended December 31, 2010	77,778	—	7,901	—	85,679
Year Ended December 31, 2011	85,679		5,073		90,752

(a)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.
(b) Exhibits

Exhibit

No._	Description_____________________________________________________________________________________

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

10.1	Management Incentive Plan, dated as of February 9, 2007, of Broadview Networks Holdings, Inc.(a)(c)

10.2	Employment Agreement, dated as of February 10, 2005, by and between Broadview Networks Holdings, Inc. and Michael K. Robinson.(a)(c)

10.3	Employment Agreement, dated as of March 3, 2004, by and between Bridgecom Holdings, Inc. and Brian Crotty.(a)(c)

10.4	Employment Agreement, dated as of January 14, 2004, by and between Broadview Networks Holdings, Inc. and Terrence J. Anderson.(a)(c)

10.5	Employment Agreement, dated as of January 14, 2005, by and between Broadview Networks Holdings, Inc. and Kenneth Shulman.(a)(c)

10.6	Employment Agreement, dated as of March 3, 2004, by and between Bridgecom Holdings, Inc. and Charles Hunter.(a)(c)

10.7	Employment Agreement, dated as of March 3, 2004, by and between Bridgecom Holdings, Inc. and Corey Rinker.(a)(c)

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

10.1
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

10.19	Third Amended and Restated Shareholders Agreement, dated as of May 31, 2007, by and among Broadview Networks Holdings, Inc. and the shareholders named therein.(b)

10.2	Indemnity Escrow Agreement, dated May 31, 2007, between Broadview Networks Holdings, Inc., the agent for the former stockholders of Eureka Broadband Corporation and JP Morgan Chase Bank, N.A.(b)

10.21	Escrow Agreement, dated September 29, 2006, by and among ATX Communications, Inc., LUK CLEC LLC, Broadview Networks Holdings, Inc. and JPMorgan Chase Bank, N.A. (d)

10.22	1997 Stock Option Plan.(c)(d)

10.23	2000 Stock Option Plan.(c)(d)

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

10.25	Form of Indemnification Agreement.(f)

10.26
Amendment No. 3 to the Credit Agreement, dated as of December 8, 2011, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(g)

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Broadview Networks Holdings, Inc.*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________________________

*	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.'s Form S-4/A filed on October 16, 2007 (File No. 333-142946).

(b)	Incorporated by reference to Broadview Networks Holdings, Inc.'s Form 8-K filed on November 19, 2007 (File No. 333-142946).

(c)	Management contract or compensatory plan or arrangement.

(d)	Incorporated by reference to Broadview Networks Holdings, Inc.'s Form 10-K filed on March 25, 2009 (File No. 333-147720).

(e)	Incorporated by reference to Broadview Networks Holdings, Inc.'s Form 10-Q filed on November 15, 2010 (File No. 333-142946).

(f)	Incorporated by reference to Broadview Networks Holdings, Inc.'s Form 10-K filed on March 18, 2011 (File No. 333-142946).

(g)	Incorporated by reference to Broadview Networks Holdings, Inc.'s Form 8-K filed on December 12, 2011 (File No. 333-142946).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2012.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date
/s/ Michael K. Robinson	Chief Executive Officer, President, and Director (Principal Executive Officer)	March 30, 2012
Michael K. Robinson

/s/ Corey Rinker	Chief Financial Officer, Treasurer and Assistant Secretary (Principal Financial and Accounting Officer)	March 30, 2012
Corey Rinker

/s/ Kim Kelly	Director	March 30, 2012
Kim Kelly

/s/ Richard W. Roedel	Director	March 30, 2012
Richard W. Roedel

/s/ Richard W. Neu	Director	March 30, 2012
Richard W. Neu

/s/ B. Hagen Saville	Director	March 30, 2012
B. Hagen Saville

/s/ Kerri Ford	Director	March 30, 2012
Kerri Ford

/s/ Robert Manning	Director	March 30, 2012
Robert Manning

/s/ Raul K. Martynek	Director	March 30, 2012
Raul K. Martynek

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.