Form 10-Q
period 2012-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2012-05-15
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2012
Class A Common Stock, $.01 par value per share	9,333,680
Class B Common Stock, $.01 par value per share	360,050

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving our continuing as a going concern and executing our stated business plan and objectives. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review continuously. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	our ability to continue as a going concern;

•	the adverse impact of our pending debt maturity on our ability to retain and attract customers and employees and to maintain relationships with vendors;

•	servicing and refinancing, restructuring or amending the terms of our substantial indebtedness;

•	our history of net losses;

•	the elimination or relaxation of certain regulatory rights and protections;

•	billing and other disputes with vendors;

•	failure to maintain interconnection and service agreements with incumbent local exchange and other carriers;

•	the loss of customers in an adverse economic environment;

•	regulatory uncertainties in the communications industry;

•	system disruptions or the failure of our information systems to perform as expected;

•	the failure to anticipate and keep up with technological changes;

•	inability to provide services and systems at competitive prices;

•	difficulties associated with collecting payment from incumbent local exchange carriers, interexchange carriers and wholesale customers;

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
Because our actual results, performance or achievements could differ materially from those expressed in, or implied by, these forward-looking statements, we cannot give any assurance that any of the events anticipated by these forward-looking statements will occur or, if any of them do, what impact they will have on our business, results of operations and financial condition. The lack of refinancing, restructuring or amending the terms of our outstanding debt, or our lack of ability to become profitable could require us to explore strategic or other alternatives. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We do not undertake any obligation to update these forward-looking statements to reflect new information, future events or otherwise, except as may be required under federal securities laws.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,793	$22,924
Certificates of deposit	1,764	2,396
Investment securities	13,567	13,567
Accounts receivable, less allowance for doubtful accounts of $15,389 and $14,536	30,617	33,132
Other current assets	10,995	9,877
Total current assets	66,736	81,896
Property and equipment, net	78,665	80,593
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $41,524 and $40,653	8,875	9,747
Other assets	5,805	6,259
Total assets	$258,319	$276,733
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Revolving credit facility	$16,122	$17,122
Senior secured notes	300,532	300,840
Accounts payable	7,381	8,105
Accrued expenses and other current liabilities	19,615	29,055
Taxes payable	6,545	7,895
Deferred revenues	7,984	8,045
Current portion of capital lease obligations	1,775	1,867
Total current liabilities	359,954	372,929
Deferred rent payable	4,023	3,775
Deferred revenues	1,053	1,038
Capital lease obligations, net of current portion	2,299	2,726
Deferred income taxes payable	5,221	4,979
Other	808	980
Total liabilities	373,358	386,427
Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,333,680 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $204,755 and $198,792	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares entitled in liquidation to $236,313 and $229,430	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $213,985 and $207,752	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 64,633 shares entitled in liquidation to $151,672 and $147,254	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $26,360 and $25,376	—	—
Additional paid-in capital	140,811	140,811
Accumulated deficit	(255,788)	(250,443)
Treasury stock, at cost	(177)	(177)
Total stockholders’ deficiency	(115,039)	(109,694)
Total liabilities and stockholders’ deficiency	$258,319	$276,733
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Revenues	$88,548	$98,419
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	43,052	45,837
Selling, general and administrative	31,613	34,770
Depreciation and amortization	9,301	9,781
Total operating expenses	83,966	90,388
Income from operations	4,582	8,031
Interest expense	(9,697)	(9,717)
Interest income	18	20
Loss before provision for income taxes	(5,097)	(1,666)
Provision for income taxes	(248)	(372)
Net loss	$(5,345)	$(2,038)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(5,345)	$(2,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,429	8,371
Amortization of deferred financing costs	707	674
Amortization of intangible assets	872	1,407
Amortization of bond premium	(308)	(275)
Provision for doubtful accounts	566	566
Deferred income taxes	242	243
Other	—	(316)
Changes in operating assets and liabilities:
Accounts receivable	1,949	(1,592)
Other current assets	(1,118)	(912)
Other assets	(253)	(215)
Accounts payable	(724)	469
Accrued expenses, other current liabilities and taxes payable	(10,790)	(14,444)
Deferred revenues	(46)	(37)
Deferred rent payable	248	492
Other liabilities	(172)	—
Net cash used in operating activities	(5,743)	(7,607)

Cash flows from investing activities
Purchases of property and equipment	(6,501)	(8,816)
Purchases of investment securities	(27,135)	(13,556)
Sales of investment securities	27,135	13,557
Other	632	507
Net cash used in investing activities	(5,869)	(8,308)

Cash flows from financing activities
Repayments of revolving credit facility	(1,000)	—
Proceeds from capital lease financing	19	2,006
Payments on capital lease obligations	(538)	(749)
Net cash (used in) provided by financing activities	(1,519)	1,257

Net decrease in cash and cash equivalents	(13,131)	(14,658)
Cash and cash equivalents at beginning of period	22,924	25,204
Cash and cash equivalents at end of period	$9,793	$10,546

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)

1.	Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
The Company continues to seek to refinance, restructure or amend the terms of all or a portion of its indebtedness, including the notes, at or before maturity. Any future acquisitions or other significant unplanned costs or cash requirements may also require that the Company raise additional funds through the issuance of debt or equity. In the event a refinancing, restructuring or amendment does not occur, management believes the Company will have sufficient cash to repay the principal on the Company's revolving credit facility ("Revolving Credit Facility") at its June 1, 2012 maturity date. However, management does not believe the Company will have sufficient cash to repay the principal of its senior secured notes due on September 1, 2012. Although the Company has had positive cash flows from operations in each of the last four years, there is uncertainty surrounding the refinancing, restructuring or amendment. This uncertainty, coupled with management's belief the Company will not have sufficient cash to repay the principal on its senior secured notes at its maturity date, raises substantial doubt about its ability to continue as a going concern.

2.	Investment Securities
Investment securities represent the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities are liquidity and safety of principal. The Company considers these investment securities to be available-for-sale. Accordingly, these investments are recorded at their fair value of $13,567 as of March 31, 2012 and December 31, 2011. The fair value of these investment securities are based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. All of the Company’s investment securities mature in one year or less. The cost of these investment securities approximated their fair value as of March 31, 2012 and December 31, 2011. During the three months ended March 31, 2012 and 2011, the Company purchased $27,135 and $13,556 and sold $27,135 and $13,557, respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

3.	Recent Accounting Pronouncements
In September 2011, the accounting standard on testing goodwill for impairment was updated to allow the option of performing a qualitative assessment before calculating the fair value of the reporting unit. This does not change how goodwill is calculated nor does it revise the requirement to test goodwill annually for impairment. It also does not amend the requirement to test goodwill for impairment between the annual tests if events or circumstances warrant. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this standard during the fourth quarter of 2011 and did not elect the option of performing a qualitative assessment.
During the first quarter of 2012, the Company adopted the accounting standard update regarding the presentation of comprehensive income. This update was issued to increase the prominence of items reported in other comprehensive income. The update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The adoption of this standard update did not have any impact on the Company's condensed consolidated financial statements since the Company does not have any items of other comprehensive income for the periods presented.
During the first quarter of 2012, the Company adopted the accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on the Company's condensed consolidated financial statements.

4.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, Revolving Credit Facility and senior secured notes. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of March 31, 2012 and December 31, 2011 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the amount outstanding under the Company’s Revolving Credit Facility approximated its carrying value of $16,122 and $17,122 at March 31, 2012 and December 31, 2011, respectively due to its variable market-based interest rate. The fair value of the Company’s senior secured notes was $258,000 and $240,000 at March 31, 2012 and December 31, 2011, respectively, which was based on the publicly quoted closing price of the notes at those dates. The publicly quoted closing price used to value the Company’s senior secured notes is considered to be a Level 1 input. The carrying value of the Company’s senior secured notes was $300,532 and $300,840 at March 31, 2012 and December 31, 2011, respectively.

5.	Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2012 was $18,943. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at March 31, 2012. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows. For more information, see the Company's Form 10-K for the year ended December 31, 2011.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

6.	Debt
As of March 31, 2012, the Company had $16,122 of outstanding borrowings under its Revolving Credit Facility. Outstanding borrowings under its Revolving Credit Facility are due and payable on June 1, 2012. The Company's notes totaling $300,532 are due and payable on September 1, 2012. The Company's notes and its Revolving Credit Facility are reflected as current liabilities on its March 31, 2012 condensed consolidated balance sheet. The Company is currently seeking to refinance, restructure or amend all or a portion of its indebtedness, including the notes, at or before maturity.
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
At March 31, 2012, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $207,133 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2011 filed with the SEC. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts included in tables are presented in thousands.

Overview

We are a leading communications and IT solutions provider to small and medium sized business ("SMB") and large business, or enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We offer a comprehensive product portfolio and deliver an end-to-end communications solution to our customers, with a focus on addressing complex infrastructure, productivity and security needs through a combination of products and services. We have provided cloud-based communications services in our Northeast and Mid-Atlantic markets since 2006 and have provided these services nationwide since late 2009. For the three months ended March 31, 2012, approximately 88% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the three months ended March 31, 2012, we generated revenues of $88.5 million and Adjusted EBITDA of $14.7 million. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA Presentation.”
For the three months ended March 31, 2012, we recorded operating income of $4.6 million. For the years ended December 31, 2011, and 2010, we recorded operating income of $27.5 million, $20.8 million, respectively. For the three months ended March 31, 2012 and the years ended December 31, 2011 and 2010, we recorded net losses of $5.3 million, $11.9 million and $18.8 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon Communications, Inc. ("Verizon") and established cable operators, competitive local exchange carriers ("CLECs") and newer entrants such as Voice Over Internet Protocol ("VoIP"), wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.
As of March 31, 2012, we had approximately 210 sales, sales management and sales support employees, including approximately 150 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuiteTM VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. We recently began using alternate channels including web-based and search engine marketing in addition to our traditional channels.
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

We focus our business strategy on providing services based on our T-1 and Ethernet-based products, as well as our cloud-based services, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company's revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1-based products and cloud-based communications services. For the three months ended March 31, 2012, revenue from these accounts represented 75% of our retail revenue with 14% of retail revenue generated by cloud-based communications services, 46% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the quarter, T-1- and IP-based products represented approximately 79% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 34% of new retail sales while other T-1- and IP-based products represented 45% of new retail sales. From the first quarter of 2009 to the first quarter of 2012, cloud-based products and services have grown at a 30% compounded annual growth rate ("CAGR").
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. We have agreements in place with approximately 420 lit buildings that allow us to colocate our network equipment in order to reduce our last-mile cost. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching ("MPLS") platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks ("VPNs") and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper ("EoC") access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of March 31, 2012, approximately 79% of our total lines were provisioned on-net.
Ability to Continue as a Going Concern
We cannot assure you that we will be able to refinance, restructure or amend the terms of any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. We are working with our advisors to explore our options with respect to refinancing, restructuring or amending the terms of our debt. In the event a refinancing, restructuring, or amendment does not occur, we believe we will have sufficient cash to repay the principal on the Revolving Credit Facility at its June 1, 2012 maturity date. Any unplanned costs or cash requirements, however, may compromise our ability to repay such amounts. In any event, we do not believe we will have the necessary cash to repay the principal of our notes due on September 1, 2012. Our inability to repay our notes upon maturity without a refinancing, restructuring or amendment raises substantial doubt about our ability to continue as a going concern. As noted in our Form 10-K for the year ended December 31, 2011, our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements regarding concerns about our ability to continue as a going concern.
For more information, refer to our Form 10-K for the year ended December 31, 2011, which should be read in conjunction with this report.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2012	2011
Revenues:
Voice and data services	88.0%	85.8%
Wholesale	6.4%	5.7%
Access	3.5%	6.2%
Total network services	97.9%	97.7%
Other	2.1%	2.3%
Total revenues	100.0%	100.0%
Operating expenses:
Network services	47.9%	45.6%
Other cost of revenues	0.7%	1.0%
Selling, general and administrative	35.7%	35.3%
Depreciation and amortization	10.5%	9.9%
Total operating expenses	94.8%	91.8%

Income from operations	5.2%	8.2%
Interest expense, net of interest income	(10.9)%	(9.9)%
Loss before provision for income taxes	(5.7)%	(1.7)%
Provision for income taxes	(0.3)%	(0.4)%

Net loss	(6.0)%	(2.1)%

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
For the three months ended March 31, 2012 approximately 88% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). As the effects of the recession have gradually subsided, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline was 3.7% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from the first quarter of 2009 to the first quarter of 2012 at a 30% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the past several quarters with a decrease of $1.0 million in the current quarter and an average quarterly decrease of $1.8 million in 2011 as compared to an average quarterly decrease of $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 14% of our retail revenue and approximately 34% of new retail sales. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

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
Our off-net network services cost of revenues consist of amounts we pay to Verizon, FairPoint Communications, Inc. ("FairPoint") and AT&T, Inc. ("AT&T") pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint agreement operates on a month-to-month basis. The Verizon and AT&T commercial agreements expire in January 2013 and December 2014, respectively. The Verizon commercial agreement contains certain minimum purchase obligations, which we have met in all of the years we were under the agreement.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2012	2,011
Income from operations	$4,582	$8,031
Depreciation and amortization	9,301	9,781
Selling, general and administrative	31,613	34,770
Gross profit	$45,496	$52,582
Percentage of total revenue	51.4%	53.4%
Gross profit is not a financial measurement prepared in accordance with GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Components of Result of Operations - Gross Profit (exclusive of depreciation and amortization)" in our Form 10-K for the year ended December 31, 2011 for our reasons for including gross profit data in this quarterly report and for material limitations with respect to the usefulness of this measurement.

Selling, General and Administrative
SG&A is comprised primarily of salaries and related expenses, software development expenses, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services expenses and insurance expenses.
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
Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents net loss before depreciation and amortization, interest income and expense, provision for income taxes, severance and related separation costs and professional fees related to strategic initiatives. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenues, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2012	2011
Net loss	$(5,345)	$(2,038)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	9,301	9,781
Interest expense, net of interest income	9,679	9,697
Provision for income taxes	248	372

EBITDA	13,883	17,812
Severance and related separation costs(1)	371	152
Professional fees related to strategic initiatives	451	42
Adjusted EBITDA	$14,705	$18,006
Percentage of total revenues	16.6%	18.3%
(1) During the three months ended March 31, 2012, a reduction in force was implemented that resulted in non-recurring severance and related costs. This reduction will result in approximately $2.2 million of total savings on an annualized basis.
Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Components of Results of Operations - Adjusted EBITDA Presentation" in our Form 10-K for the year ended December 31, 2011 for our reasons for including Adjusted EBITDA data in this quarterly report and for material limitations with respect to the usefulness of this measurement.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2012 and 2011.
The following table provides a breakdown of components of our gross profit for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$86,730	97.9%	$96,166	97.7%	(9.8)%
Other	1,818	2.1%	2,253	2.3%	(19.3)%
Total revenues	88,548	100.0%	98,419	100.0%	(10.0)%
Cost of revenues:
Network services	42,412	47.9%	44,899	45.6%	(5.5)%
Other	640	0.7%	938	1.0%	(31.8)%
Total cost of revenues	43,052	48.6%	45,837	46.6%	(6.1)%
Gross profit:
Network services	44,318	50.0%	51,267	52.1%	(13.6)%
Other	1,178	1.4%	1,315	1.3%	(10.4)%
Total gross profit	$45,496	51.4%	$52,582	53.4%	(13.5)%

Revenues
Revenues for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$77,956	88.0%	$84,399	85.8%	(7.6)%
Wholesale	5,671	6.4%	5,656	5.7%	0.3%
Access	3,103	3.5%	6,111	6.2%	(49.2)%
Total network services	86,730	97.9%	96,166	97.7%	(9.8)%
Other	1,818	2.1%	2,253	2.3%	(19.3)%
Total revenues	$88,548	100.0%	$98,419	100.0%	(10.0)%

Revenues from voice and data services decreased $6.4 million or 7.6% between 2011 and 2012. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $8.9 million, or 12.0%; revenues from cloud-based services increased $2.5 million, or 29.7%; and ancillary voice and data revenues were unchanged.  The decrease in non-cloud core services was due to: i) line churn which while improving in recent quarters still exceeds line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues were unchanged. Access revenue decreased by $3.0 million or 49.2%. Our 2011 access revenue reflected a one time settlement of reciprocal compensation charges. In addition, our access revenues decreased primarily due to decreasing revenue from voice services, which reduces our revenues from access originations and terminations and reciprocal compensation. Lastly the decrease was also attributable to lower fees charged to carriers, government mandated rate decreases and the impact of disputed access charges.  Other revenues decreased $0.4 million or 19.3% between 2011 and 2012.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $43.1 million for the three months ended March 31, 2012, a decrease of 6.1% from $45.8 million for the same period in 2011, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operation platform. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $33.1 million or 76.9% of our total cost of revenues for the three months ended March 31, 2012 compared to $35.6 million, or 77.6%, for the three months ended March 31, 2011. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop costs and T-1 costs, which totaled $7.4 million, $4.3 million and $11.0 million, respectively, for the three months ended March 31, 2012. Combined, these costs decreased by 6.8% between 2011 and 2012. These costs totaled $8.0 million, $4.8 million and $11.4 million, respectively, for the three months ended March 31, 2011.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $45.5 million for the three months ended March 31, 2012, a decrease of 13.5% from $52.6 million for the same period in 2011. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit decreased to 51.4% in 2012 from 53.4% in 2011. This decrease in gross profit as a percentage of revenue in 2012 is due primarily to a settlement of access revenue that occurred in 2011 that resulted in additional revenue that did not have a corresponding cost of revenue. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. We continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional interexchange carriers.

Selling, General and Administrative

SG&A expenses were $31.6 million, 35.7% of revenues, for the three months ended March 31, 2012, a decrease of 9.1% from $34.8 million, 35.3% of revenues, for the same period in 2011. This decrease is primarily due to i) decreased employee costs of $1.9 million that is primarily a result of reduced employee head count compared to the same period in 2011, ii) decreased commissions of $0.7 million that is primarily a result of reduced quota-bearing representatives and iii) decreased property leases and utilities of $0.6 million due to elimination and renegotiation of property leases. In addition, both the three months ended March 31, 2012 and 2011 include the impact of payroll tax expenses that generally reach annual limitations by the end of each such period.

In addition to the decreased head count from March 31, 2011, an additional reduction in force was implemented that resulted in non-recurring severance and related costs of $0.4 million during the three months ended March 31, 2012. This reduction will result in approximately $2.2 million of total savings on an annualized basis.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $9.3 million for the three months ended March 31, 2012, a decrease of 4.9% from $9.8 million for the same period in 2011. This decrease in depreciation and amortization expense was due primarily to a reduction in the monthly amortization expense on the customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the three months ended March 31, 2012 was $0.9 million, a decrease of $0.4 million from $1.3 million included in our results of operations during the same period in 2011.
Interest

Interest expense was $9.7 million for the three months ended March 31, 2012, which is consistent with the same period in 2011. Our effective annual interest rates for the three months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,
	2012	2011
Interest expense	$9,697	$9,717
Weighted average debt outstanding	$320,787	$322,731
Effective interest rate	12.09%	12.04%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

As of March 31, 2012, we maintained standby letters of credit outstanding of $2.8 million, of which $1.3 million were fully collateralized by the letter of credit subfacility under our revolving credit facility. We posted cash collateral of $1.5 million for the remaining letters of credit. These standby letters of credit were issued as collateral in connection with some of our leased facilities and pursuant to state regulatory requirements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and investments and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures, working capital, the principal amount of our notes and our outstanding borrowings under our revolving credit facility. As of March 31, 2012 we had $3.4 million of capital lease obligations outstanding under our capital lease lines. As of March 31, 2012, we had $16.1 million of outstanding borrowings under our Revolving Credit Facility. Additionally, we have used our Revolving Credit Facility to collateralize $1.3 million of outstanding letters of credit as of March 31, 2012. Outstanding borrowings under our Revolving Credit Facility are due and payable on June 1, 2012. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of March 31, 2012, we will require approximately $17.1 million in cash to service the interest due on our notes throughout the remaining life of the notes. Our notes totaling $300.5 million are due and payable on September 1, 2012. Our notes and our revolving credit facility are reflected as current liabilities on our March 31, 2012 condensed consolidated balance sheet. We are currently seeking to refinance, restructure or amend the terms of all or a portion of our indebtedness, including the notes, at or before maturity.
For the three months ended March 31, 2012, the Company incurred capital expenditures of $6.5 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
As of March 31, 2012, we had cash and cash equivalents of $9.8 million compared to $22.9 million as of December 31, 2011 and investment securities of $13.6 million as of March 31, 2012 and December 31, 2011. We cannot assure you that we will be able to refinance, restructure or amend the terms of any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all financing opportunities. We are working with our advisors to explore our options with respect to refinancing, restructuring or amending the terms of our debt. In the event a refinancing, restructuring or amendment does not occur, we believe we will have sufficient cash to repay the principal on the Revolving Credit Facility at its June 1, 2012 maturity date. Any unplanned costs or cash requirements, however, may compromise our ability to repay such amounts. In any event, we do not believe we will have the necessary cash to repay the principal of our notes due on September 1, 2012. Our inability to repay our notes upon maturity without refinancing, restructuring or amending the terms of our debt raises substantial doubt about our ability to continue as a going concern. As noted in our Form 10-K for the year ended December 31, 2011, our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements regarding concerns about our ability to continue as a going concern. For more information, please refer to our Form 10-K for the year ended December 31, 2011, which should be read in conjunction with this report.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $18.9 million as of March 31, 2012. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
Cash Flows from Operating Activities
Cash used in operating activities was $5.7 million for the three months ended March 31, 2012, compared to $7.6 million for the same period in 2011. During each of the three months ended March 31, 2012 and 2011, we paid $17.1 million in interest expense on our notes. We experienced a decrease in our income from operations from $8.0 million for the three months ended March 31, 2011 to $4.6 million for the three months ended March 31, 2012, which impacted our cash flow from operations.
Cash Flows from Investing Activities
Cash used in investing activities was $5.9 million for the three months ended March 31, 2012, compared to $8.3 million for the same period in 2011. There was a decrease of $2.3 million in capital expenditures during three months ended March 31, 2012 as compared to the same period in 2011.
Cash Flows from Financing Activities
Cash flows used in financing activities was $1.5 million for the three months ended March 31, 2012, compared to cash provided by financing activities of $1.3 million for the same period in 2011. The change in cash flows from financing activities was primarily due to repayments on our Revolving Credit Facility of $1.0 million, which occurred during 2012. Additionally the change in cash flows from financing activities was due to a decrease in borrowings under our capital lease line in 2012 as compared to the same period in 2011.

Application of Critical Accounting Policies and Estimates
The preparation of the condensed consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying condensed consolidated financial statements and notes provide a meaningful and fair perspective of our financial condition and our operating results for the current period. For more information, see our Form 10-K for the year ended December 31, 2011.

Other Matters
At March 31, 2012, we had NOLs available totaling approximately $207.1 million, which begin to expire in 2019. As of March 31, 2012, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2012. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
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
The fair value of our senior secured notes at March 31, 2012, was approximately $258.0 million and was based on publicly quoted market prices. Our senior secured notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the debt outstanding under our revolving credit facility approximates its carrying value of $16.1 million due to its variable interest rate. A hypothetical change in interest rates of 100 basis points would change our interest expense by $0.2 million on an annual basis.

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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. For information regarding the Company’s annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For more information, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2011.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2011, which should be read in conjunction with this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012.

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