Form 10-Q
period 2012-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2012-08-14
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2012
Class A Common Stock, $.01 par value per share	9,286,759
Class B Common Stock, $.01 par value per share	360,050

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving our continuing as a going concern and executing our stated business plan and objectives. Forward-looking statements (including oral representations) are only predications or statements of current plans, which we review and update regularly. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

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

•	continued industry consolidation;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the revolving credit facility;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers, including but not limited to work stoppages;

•	limits on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	the financial difficulties faced by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully integrate future acquisitions, if any;

•	misappropriation of our intellectual property and proprietary rights;

•	protection of and access to intellectual property essential to our network and products;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment; and

•	fraudulent usage of our network and services.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,569	$22,924
Certificates of deposit	1,802	2,396
Investment securities	—	13,567
Accounts receivable, less allowance for doubtful accounts of $15,934 and $14,536	29,232	33,132
Other current assets	8,409	9,877
Total current assets	70,012	81,896
Property and equipment, net	74,517	80,593
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $42,396 and $40,653	8,004	9,747
Other assets	4,482	6,259
Total assets	$255,253	$276,733
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Revolving credit facility	$13,900	$17,122
Senior secured notes	300,216	300,840
Accounts payable	7,329	8,105
Accrued expenses and other current liabilities	27,459	29,055
Taxes payable	7,434	7,895
Deferred revenues	7,785	8,045
Current portion of capital lease obligations	1,753	1,867
Total current liabilities	365,876	372,929
Deferred rent payable	4,055	3,775
Deferred revenues	1,080	1,038
Capital lease obligations, net of current portion	1,852	2,726
Deferred income taxes payable	5,464	4,979
Other	637	980
Total liabilities	378,964	386,427
Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,286,759 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $210,898 and $198,792	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares entitled in liquidation to $243,403 and $229,430	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $220,404 and $207,752	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 62,757 shares entitled in liquidation to $151,687 and $147,254	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $27,374 and $25,376	—	—
Additional paid-in capital	140,399	140,811
Accumulated deficit	(264,225)	(250,443)
Treasury stock, at cost	—	(177)
Total stockholders’ deficiency	(123,711)	(109,694)
Total liabilities and stockholders’ deficiency	$255,253	$276,733
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$86,899	$95,537	$175,447	$193,955
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,814	45,028	83,865	90,865
Selling, general and administrative	35,271	32,813	66,885	67,582
Depreciation and amortization	9,257	9,987	18,558	19,768
Total operating expenses	85,342	87,828	169,308	178,215
Income from operations	1,557	7,709	6,139	15,740
Interest expense	(9,640)	(9,616)	(19,337)	(19,333)
Interest income	12	17	30	37
Other income	—	183	—	183
Loss before provision for income taxes	(8,071)	(1,707)	(13,168)	(3,373)
Provision for income taxes	(366)	(319)	(614)	(691)
Net loss	$(8,437)	$(2,026)	$(13,782)	$(4,064)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(13,782)	$(4,064)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,814	16,998
Amortization of deferred financing costs	1,552	1,348
Amortization of intangible assets	1,743	2,768
Amortization of bond premium	(624)	(557)
Provision for doubtful accounts	543	1,349
Write off of costs associated with discontinued refinancing	1,630	—
Deferred income taxes	485	485
Other	(343)	(318)
Changes in operating assets and liabilities:
Accounts receivable	3,357	(1,870)
Other current assets	1,233	117
Other assets	(1,405)	91
Accounts payable	(776)	(2,190)
Accrued expenses, other current liabilities and taxes payable	(2,057)	(2,385)
Deferred revenues	(218)	(286)
Deferred rent payable	280	718
Net cash provided by operating activities	8,432	12,204

Cash flows from investing activities
Purchases of property and equipment	(10,738)	(17,321)
Purchases of investment securities	(27,135)	(35,681)
Sales of investment securities	40,702	35,673
Other	594	503
Net cash provided by (used in) investing activities	3,423	(16,826)

Cash flows from financing activities
Repayments of revolving credit facility	(3,222)	—
Proceeds from capital lease financing	19	2,006
Payments on capital lease obligations	(1,007)	(1,485)
Net cash (used in) provided by financing activities	(4,210)	521

Net increase (decrease) in cash and cash equivalents	7,645	(4,101)
Cash and cash equivalents at beginning of period	22,924	25,204
Cash and cash equivalents at end of period	$30,569	$21,103

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)

1.	Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2011 included in the Company’s Form 10-K. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
Going Concern and Restructuring Support Agreement
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
The Company continues to seek to refinance, restructure or amend the terms of all or a portion of its indebtedness, including the Company's outstanding 113/8% Senior Secured Notes due 2012 (the "Notes") at or before their maturity on September 1, 2012. Although the Company has had positive cash flows from operations in each of the last four years, there is uncertainty surrounding the refinancing, restructuring or amendment. This uncertainty, coupled with management's belief the Company will not have sufficient cash to repay the principal on the Notes at their maturity date, raises substantial doubt about its ability to continue as a going concern.
    As of July 20, 2012, the Company has entered into the Support Agreement and the First Amendment to the Support Agreement with stockholders of the Company ("the Consenting Equity Holders") holding approximately 70% of the Company’s outstanding preferred stock, and the Consenting Noteholders representing more than 662/3% of the Notes.

The terms of the Support Agreement provide that the Company and the Plan Support Parties have agreed to support and consummate a restructuring (the “Restructuring”) of the Company’s outstanding obligations under (i) the Notes and (ii) its Credit Agreement, dated as of August 23, 2006, with the CIT Group/Business Credit, Inc. ("CITBC"). The Restructuring may be effected through the commencement of reorganization cases by the filing of voluntary petitions under chapter 11 of title 11 of the United States Code or through an out of court exchange offer, in either case, in accordance with the terms of the Support Agreement and the term sheet appended thereto. In connection with the Restructuring, the Company has agreed to, among other things, solicit the holders of its Notes and the holders of its outstanding preferred stock for acceptances of the Restructuring through a prepackaged chapter 11 plan of reorganization (the “Plan”). The Company has also agreed to take any and all necessary and appropriate actions in furtherance of the Restructuring as contemplated by the Support Agreement. Pursuant to the terms of the Support Agreement, (i) the Consenting Noteholders have agreed, among other things, to exchange all of their Notes and accrued interest for shares of new common stock and new notes to be issued under the Plan (as described further below), (ii) the Consenting Equity Holders have agreed, among other things, to the cancellation of their outstanding equity interests in the Company in exchange for shares

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

1. Organization and Description of Business (continued)

and warrants to acquire new common stock in accordance with the Plan, and (iii) both the Consenting Noteholders and the Consenting Equity Holders have agreed, among other things, to vote in favor of the Plan and to refrain from taking any action that is inconsistent with or would materially delay or impede approval, confirmation or consummation of the Restructuring and the transactions contemplated by the Support Agreement, including the Plan. The failure to satisfy certain milestones on or prior to specified dates or the occurrence of certain other events, in each case as set forth in the Support Agreement, may result in a termination of the Support Agreement.

Pursuant to the terms of the Plan, all of the Company’s existing capital stock, including options, warrants or other rights to purchase such capital stock, will be cancelled upon the completion of the Restructuring. At such time, holders of the Company’s Notes will be entitled to receive, in exchange for the Notes and accrued interest, their pro rata share of (i) $150,000 in aggregate principal amount of new senior secured notes and (ii) shares of new common stock representing 97.5% of the Company’s outstanding capital stock as of the closing of the Restructuring, subject to dilution by the exercise of warrants and the issuance of equity pursuant to a management incentive plan, in each case in connection with the Restructuring. Holders of the Company’s existing preferred stock will be entitled to receive their pro rata share of (i) shares of new common stock representing 2.5% of the Company’s outstanding capital stock as of the closing of the Restructuring (subject to dilution as described above), and (ii) two tranches of eight-year warrants to acquire shares of new common stock representing, in the aggregate, up to 15.0% of the Company’s outstanding capital stock following the Restructuring (subject to dilution as described above).

As previously disclosed in the Current Report on Form 8-K that was filed by the Company on August 8, 2012, the Company received term sheets dated August 6, 2012 related to an unsolicited offer from High River Limited Partnership (“High River”), an affiliate of Icahn Associates, a purported holder of a minority stake in the Notes. The term sheets are expressly non-binding and delivered by High River solely for discussion purposes. The proposals made in the term sheets (collectively, the “Icahn Proposal”) are subject to and qualified by, among other things, business, tax, accounting and legal due diligence by High River. On information and belief, an affiliate of High River controls a competitor of the Company.

High River has proposed, among other things, that it (or one of its designees) would provide $175 million to the Company, $165 million in cash equity investments and $10 million in loans in exchange for 70% of new common stock of a restructured Company. The High River term sheet provides that holders of the Notes, including High River, would receive in exchange for their Notes their pro rata share of $150 million in cash and the remaining 30% of new common stock of a restructured Company. Although the Icahn Proposal contemplates that a restructured Company will have no indebtedness, the Icahn Proposal values the Company significantly lower than the value implied by the Plan. The Plan, which is fully documented and in the process of being solicited, places a higher total enterprise valuation on the Company, cuts the Company's bond indebtedness in half, maximizes value for all of the Company's stakeholders and has the support of more than 66 2/3% of the holders of the Notes. Under the Plan, holders of the Notes are contemplated to receive 97.5% of the equity of a restructured Company and existing shareholders are contemplated to receive the remaining 2.5% of such equity.

In recognition of their value to the Company, general unsecured creditors, vendors, customers and employees are not anticipated to be negatively impacted by either the Plan or the Icahn Proposal. Following the Restructuring, arrangements and agreements with such parties are all contemplated to be honored in accordance with their terms.

The Board of Directors of the Company, in consultation with the Company's advisors, have analyzed the Icahn Proposal and do not consider it to be superior to the terms of the Plan. The Company intends to continue to pursue the Plan on the terms described in the Current Report on Form 8-K that was filed by the Company on July 13, 2012.

One class of creditors and one class of interests were entitled to vote on the Plan on or before the voting deadline of August 13, 2012 (the “Voting Deadline”). On August 14, 2012, Kurtzman Carson Consultants, the Company's voting agent, tallied and reported the results of the solicitation to the Company. According to that report, as of the Voting Deadline, over 2/3 in amount and 1/2 in number of the holders of Notes that voted on the Plan voted to accept the Plan. Similarly, as of the Voting Deadline, over 2/3 of the Company's preferred equity that voted on the Plan voted in favor of the Plan.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

2. Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment annually on or about October 1 and when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is typically based on projections of discounted cash flows (income approach) and the fair value of comparable telecommunication companies (market approach). The Company has one reporting unit. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of a terminal value. The Company  believes these assumptions and estimates provide a reasonable basis for our conclusion. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy.

During the second quarter of 2012, the Company began contemplating entering into a restructuring process which could involve a reorganization under chapter 11. The Company believes that the contemplation of a potential reorganization by the filing of voluntary petition under chapter 11 to be a “triggering event” requiring an assessment of potential impairment of the Company's goodwill. Upon completion of Step 1 of the impairment assessment, the Company determined that the estimated fair value of the Company's total assets exceeds their carrying value. The estimated fair value was based on the negotiated value between the Company and the Plan Support Parties as outlined in the Support Agreement. The Company corroborated this fair value through the use of discounted projected cash flows and the fair value of comparable telecommunication companies.

3.	Investment Securities
Investment securities represented the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities were liquidity and safety of principal. The Company considered these investment securities to be available-for-sale. Accordingly, these investments were recorded at their fair value of $13,567 as of December 31, 2011. During the quarter ending June 30, 2012, the Company redeemed and did not repurchase its investments with the proceeds being reflected as cash and cash equivalents in its Consolidated Balance Sheet at June 30, 2012. The fair value of these investment securities were based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. The cost of these investment securities approximated their fair value at December 31, 2011. During the six months ended June 30, 2012 and 2011, the Company purchased $27,135 and $35,681 and sold $40,702 and $35,673, respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

4.	Recent Accounting Pronouncements
During the first quarter of 2012, the Company adopted the accounting standard update regarding the presentation of comprehensive income. This update was issued to increase the prominence of items reported in other comprehensive income. The update requires that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The adoption of this standard update did not have any impact on the Company's condensed consolidated financial statements since the Company does not have any material items of other comprehensive income for the periods presented.
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
In July 2012, the accounting standard on testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill was updated. The update allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard update is not expected to have a significant impact on the Company's condensed consolidated financial statements. Early adoption is permitted.

5.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, Revolving Credit Facility and the Notes. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of June 30, 2012 and December 31, 2011 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the amount outstanding under the Company’s Revolving Credit Facility approximated its carrying value of $13,900 and $17,122 at June 30, 2012 and December 31, 2011, respectively due to its variable market-based interest rate. The fair value of the Notes was $194,250 and $240,000 at June 30, 2012 and December 31, 2011, respectively, which was based on the publicly quoted price of the Notes at those dates. The publicly quoted closing price used to value the Notes is considered to be a Level 1 input under the fair value hierarchy. The carrying value of the Notes was $300,216 and $300,840 at June 30, 2012 and December 31, 2011, respectively.

6.	Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2012 was $17,494. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at June 30, 2012. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows. For more information, see the Company's Form 10-K for the year ended December 31, 2011.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

7.	Debt
As of June 30, 2012, the Company's Notes totaling $300,216, and its outstanding borrowings under its Revolving Credit Facility of $13,900 are reflected as current liabilities on its condensed consolidated balance sheet.
On July 18, 2012, the Company entered into a Senior Revolving DIP Facility Commitment Letter (the “DIP Commitment Letter”) with CITBC, pursuant to which CITBC has committed to provide to the Company a Senior Revolving Debtor in Possession Credit Facility (the “DIP Credit Facility”) in an amount not to exceed $25,000 (comprised, in part, of a dollar-for-dollar rollup and refinancing of the Company’s existing credit facility and subject to availability under a borrowing base and compliance with certain covenants to be included in the DIP Credit Facility).

In the event that the chapter 11 cases are not commenced on or before September 5, 2012 or the initial borrowing in respect of the DIP Credit Facility is not made on or before the fourth business day following the commencement of the chapter 11 cases, the DIP Commitment Letter and the commitment and undertakings of CITBC thereunder will automatically terminate unless CITBC, in its sole discretion, agrees to an extension. Before such date, CITBC may terminate its obligations under the DIP Commitment Letter.

On July 19, 2012, the Company entered into Amendment No. 5 (the “Fifth Credit Agreement Amendment”) to the Credit Agreement, dated August 23, 2006. As a result of the Fifth Credit Agreement Amendment, the maturity date of the Company’s Revolving Credit Facility was extended from August 1, 2012 to September 5, 2012.

As of July 20, 2012, the Company has entered into the Support Agreement and the First Amendment to the Support Agreement with the Plan Support Parties. For more information, see Note 1.
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
At June 30, 2012, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $213,568 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading communications and IT solutions provider to small and medium sized business ("SMB") and large business, or enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We offer a comprehensive product portfolio and deliver an end-to-end communications solution to our customers, with a focus on addressing complex infrastructure, productivity and security needs through a combination of products and services. We have provided cloud-based communications services in our Northeast and Mid-Atlantic markets since 2006 and have provided these services nationwide since late 2009. For the three months ended June 30, 2012, approximately 88% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other sources. For the three months ended June 30, 2012, we generated revenues of $86.9 million and Adjusted EBITDA of $15.5 million. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA Presentation.”
For the six months ended June 30, 2012, we recorded operating income of $6.1 million. For the years ended December 31, 2011 and 2010, we recorded operating income of $27.5 million, $20.8 million, respectively. For the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, we recorded net losses of $13.8 million, $11.9 million and $18.8 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon Communications, Inc. ("Verizon") and established cable operators, competitive local exchange carriers ("CLECs") and newer entrants such as Voice Over Internet Protocol ("VoIP"), wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our VoIP services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.
As of June 30, 2012, we had approximately 190 sales, sales management and sales support employees, including approximately 140 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuite® VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. We recently began using alternate channels including web-based, search engine marketing and distribution partners in addition to our traditional channels.
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

We focus our business strategy on providing services based on our T-1 and Ethernet-based products, as well as our cloud-based services, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company's revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1- and IP-based products and cloud-based communications services. For the three months ended June 30, 2012, revenue from these accounts represented 76% of our retail revenue with 15% of retail revenue generated by cloud-based communications services, 46% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the same period, T-1- and IP-based products represented approximately 82% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 33% of new retail sales while other T-1- and IP-based products represented 49% of new retail sales. From the first quarter of 2009 to the second quarter of 2012, cloud-based products and services have grown at a 29% compounded annual growth rate ("CAGR").
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. We have agreements in place with approximately 400 lit buildings that allow us to colocate our network equipment in order to reduce our last-mile cost. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching ("MPLS") platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks ("VPNs") and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper ("EoC") access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of June 30, 2012, approximately 79% of our total installed lines were provisioned on-net.
Ability to Continue as a Going Concern
    We cannot assure you that we will be able to refinance, restructure or amend the terms of any of our indebtedness, including the Notes and our Revolving Credit Facility, on commercially reasonable terms or at all. In the event a refinancing restructuring, or amendment does not occur, we believe we will have sufficient cash to repay the principal on the Revolving Credit Facility at its September 5, 2012 maturity date. Any unplanned costs or cash requirements, however, may compromise our ability to repay such amounts. In any event, we do not believe we will have the necessary cash to repay the principal of the Notes due on September 1, 2012. Our inability to repay the Notes upon maturity without a refinancing, restructuring, or amendment raises substantial doubt about our ability to continue as a going concern. As noted in our Form 10-K for the year ended December 31, 2011, our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements regarding concerns about our ability to continue as a going concern.
As of July 20, 2012, the Company has entered into the Support Agreement and the First Amendment to the Support Agreement with the Plan Support Parties. For more information, see the section in the Notes to Unaudited Condensed Consolidated Financial Statements entitled "Organization and Description of Business — Basis of Presentation" above and our Form 10-K for the year ended December 31, 2011, which should be read in conjunction with this report.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Voice and data services	88.4%	87.0%	88.2%	86.4%
Wholesale	6.7%	6.2%	6.6%	6.0%
Access	2.9%	4.7%	3.2%	5.4%
Total network services	98.0%	97.9%	98.0%	97.8%
Other	2.0%	2.1%	2.0%	2.2%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	46.2%	46.3%	47.1%	45.9%
Other cost of revenues	0.8%	0.8%	0.7%	1.0%
Selling, general and administrative	40.5%	34.3%	38.1%	34.8%
Depreciation and amortization	10.7%	10.5%	10.6%	10.2%
Total operating expenses	98.2%	91.9%	96.5%	91.9%

Income from operations	1.8%	8.1%	3.5%	8.1%
Interest expense, net of interest income	(11.0)%	(10.1)%	(11.0)%	(9.9)%
Other Income	—%	0.2%	—%	0.1%
Loss before provision for income taxes	(9.2)%	(1.8)%	(7.5)%	(1.7)%
Provision for income taxes	(0.5)%	(0.3)%	(0.4)%	(0.4)%

Net loss	(9.7)%	(2.1)%	(7.9)%	(2.1)%

Key Components of Results of Operations
Revenues

Our revenues, as detailed in the table above, consist primarily of network services revenues, which consist primarily of voice and data managed and cloud-based services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, data collocation services and transport services. Access services includes carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.
For the six months ended June 30, 2012 approximately 88% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline was 3.8% as compared to the 5.7% average quarterly rate of decline experienced during the quarters from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from the first quarter of 2009 to the second quarter of 2012 at a 29% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the past several quarters with a decrease of $1.2 million in the current quarter and an average quarterly decrease of $1.8 million in 2011 as compared to an average quarterly decrease of $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 15% of our retail revenue and approximately 33% of new retail sales for the three months ended June 30, 2012. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from operations	$1,557	$7,709	$6,139	$15,740
Depreciation and amortization	9,257	9,987	18,558	19,768
Selling, general and administrative	35,271	32,813	66,885	67,582
Gross profit	$46,085	$50,509	$91,582	$103,090
Percentage of total revenue	53.0%	52.9%	52.2%	53.1%
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

Selling, General and Administrative
SG&A is comprised primarily of salaries and related expenses, software development expenses, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services expenses including non-recurring fees in connection with the ongoing restructuring and insurance expenses.
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
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(8,437)	$(2,026)	$(13,782)	$(4,064)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	9,257	9,987	18,558	19,768
Interest expense, net of interest income	9,628	9,599	19,307	19,296
Provision for income taxes	366	319	614	691

EBITDA	10,814	17,879	24,697	35,691
Severance and related separation costs	—	83	371	235
Professional fees related to strategic initiatives(1)	4,661	33	5,112	75
Other income	—	(183)	—	(183)
Adjusted EBITDA	$15,475	$17,812	$30,180	$35,818
Percentage of total revenues	17.8%	18.6%	17.2%	18.5%
(1) During the three months ended June 30, 2012, management determined that costs associated with refinancing efforts should be written off. These costs, totaling $1,630, were included in other assets on our condensed consolidated balance sheet at December 31, 2011.
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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2012 and 2011.
The following table provides a breakdown of components of our gross profit for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$85,158	98.0%	$93,559	97.9%	(9.0)%
Other	1,741	2.0%	1,978	2.1%	(12.0)%
Total revenues	86,899	100.0%	95,537	100.0%	(9.0)%
Cost of revenues:
Network services	40,136	46.2%	44,189	46.3%	(9.2)%
Other	677	0.8%	839	0.8%	(19.3)%
Total cost of revenues	40,813	47.0%	45,028	47.1%	(9.4)%
Gross profit:
Network services	45,022	51.8%	49,370	51.6%	(8.8)%
Other	1,064	1.2%	1,139	1.3%	(6.6)%
Total gross profit	$46,086	53.0%	$50,509	52.9%	(8.8)%

Revenues
Revenues for the three months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$76,792	88.4%	$83,130	87.0%	(7.6)%
Wholesale	5,839	6.7%	5,902	6.2%	(1.1)%
Access	2,527	2.9%	4,527	4.7%	(44.2)%
Total network services	85,158	98.0%	93,559	97.9%	(9.0)%
Other	1,741	2.0%	1,978	2.1%	(12.0)%
Total revenues	$86,899	100.0%	$95,537	100.0%	(9.0)%

Revenues from voice and data services decreased $6.3 million or 7.6% between 2011 and 2012. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $8.8 million, or 12.2%; revenues from cloud-based services increased $2.3 million, or 25.3%; and ancillary voice and data revenues increased by $0.2 million.  The decrease in non-cloud core services was due to: i) line churn which while improving in recent quarters still exceeds line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues decreased $0.1 million or 1.1%. Access revenue decreased by $2.0 million or 44.2%. Our access revenues decreased due to several factors, including: decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, lower per-minute rates charged to carriers as a result of FCC-mandated rate decreases and the impact of increased disputes related to access charges.  Other revenues decreased $0.2 million or 12.0% between 2011 and 2012.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $40.8 million for the three months ended June 30, 2012, a decrease of 9.4% from $45.0 million for the same period in 2011, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operation platform and negotiated savings with our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $31.1 million or 76.2% of our total cost of revenues for the three months ended June 30, 2012 compared to $34.6 million, or 76.9%, for the three months ended June 30, 2011. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop ("UNE-L") costs and T-1 costs, which totaled $7.0 million, $4.1 million and $10.7 million, respectively, for the three months ended June 30, 2012. Combined, these costs decreased by 8.8% between 2011 and 2012. These costs totaled $7.9 million, $4.7 million and $11.4 million, respectively, for the three months ended June 30, 2011.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $46.1 million for the three months ended June 30, 2012, a decrease of 8.8% from $50.5 million for the same period in 2011. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased slightly to 53.0% in 2012 from 52.9% in 2011. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative

SG&A expenses were $35.3 million, 40.5% of revenues, for the three months ended June 30, 2012, an increase of 7.5% from $32.8 million, 34.3% of revenues, for the same period in 2011. This increase is primarily due to the net effect of i) increased professional fees of $4.7 million, $1.6 million of which consisted of non-recurring write-offs of discontinued refinancing costs and $3.1 million of other professional fees incurred in connection with the ongoing restructuring, ii) decreased employee costs of $1.5 million that is primarily a result of reduced employee head count compared to the same period in 2011 and iii) decreased commissions of $0.7 million that is primarily a result of reduced quota-bearing representatives.
Depreciation and Amortization

Depreciation and amortization expense was $9.3 million for the three months ended June 30, 2012, a decrease of 7.3% from $10.0 million for the same period in 2011. This decrease in depreciation and amortization expense was due primarily to a reduction in the monthly amortization expense on the customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the three months ended June 30, 2012 was $0.9 million, a decrease of $0.4 million from $1.3 million included in our results of operations during the same period in 2011.
Interest

Interest expense was $9.6 million for the three months ended June 30, 2012, which is consistent with the same period in 2011. Our effective annual interest rates for the three months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,
	2012	2011
Interest expense	$9,641	$9,616
Weighted average debt outstanding	$318,851	$322,991
Effective interest rate	12.09%	11.91%

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2012 and 2011.
The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$171,889	98.0%	$189,725	97.8%	(9.4)%
Other	3,558	2.0%	4,231	2.2%	(15.9)%
Total revenues	175,447	100.0%	193,956	100.0%	(9.5)%
Cost of revenues:
Network services	82,548	47.1%	89,087	45.9%	(7.3)%
Other	1,317	0.7%	1,778	1.0%	(25.9)%
Total cost of revenues	83,865	47.8%	90,865	46.9%	(7.7)%
Gross profit:
Network services	89,341	50.9%	100,638	51.9%	(11.2)%
Other	2,241	1.3%	2,453	1.2%	(8.6)%
Total gross profit	$91,582	52.2%	$103,091	53.1%	(11.2)%

Revenues
Revenues for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended June 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$154,749	88.2%	$167,530	86.4%	(7.6)%
Wholesale	11,510	6.6%	11,557	6.0%	(0.4)%
Access	5,630	3.2%	10,638	5.4%	(47.1)%
Total network services	171,889	98.0%	189,725	97.8%	(9.4)%
Other	3,558	2.0%	4,231	2.2%	(15.9)%
Total revenues	$175,447	100.0%	$193,955	100.0%	(9.5)%

Revenues from voice and data services have decreased $12.8 million or 7.6% between 2011 and 2012. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $17.6 million, or 12.1%; revenues from cloud-based services increased $4.7 million, or 27.4%; and ancillary voice and data revenues increased by $0.1 million.  The decrease in non-cloud core services was due to: i) line churn which, while improving in recent quarters, still exceeds line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues were unchanged. Our carrier access revenues decreased $5.0 million or 47.1%. Our 2011 access revenue reflected a one time settlement of reciprocal compensation charges. In addition, access revenues decreased due to several factors, including: decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, lower per-minute rates charged to carriers as a result of FCC-mandated rate decreases, and the impact of increased disputes related to access charges. Our other revenues decreased $0.7 million or 15.9% between 2011 and 2012.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $83.9 million for the six months ended June 30, 2012, a decrease of 7.7% from $90.9 million for the same period in 2011 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $64.2 million, or 76.5% of our total cost of revenues for the six months ended June 30, 2012 and $70.2 million, or 77.3%, in the six months ended June 30, 2011. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $14.3 million, $8.4 million and $21.7 million, respectively, for the six months ended June 30, 2012. Combined, these costs decreased by 7.8% between 2011 and 2012. These costs totaled $15.9 million, $9.5 million and $22.8 million, respectively, for the six months ended June 30, 2011. We have experienced a decrease in these costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $91.6 million for the six months ended June 30, 2012, a decrease of 11.2% from $103.1 million for the same period in 2011. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit decreased to 52.2% in 2012 from 53.1% in 2011. This decrease in gross profit as a percentage of revenue in 2012 is due primarily to a settlement of access revenue that occurred in 2011 that resulted in additional revenue that did not have a corresponding cost of revenue. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative
SG&A expenses were $66.9 million, 38.1% of revenues, for the six months ended June 30, 2012, a decrease of 1.0% from $67.6 million, 34.8% of revenues, for the same period in 2011. This decrease is primarily due to the net effect of i) increased professional fees of $5.1 million, $1.6 million of which consisted of non-recurring write-offs of discontinued refinancing costs and $3.5 million of other professional fees incurred in connection with the ongoing restructuring, ii) decreased employee costs of $3.5 million that is primarily a result of reduced employee head count compared to the same period in 2011, iii) decreased commissions of $1.5 million that is primarily a result of reduced quota-bearing representatives and iv) decreased other miscellaneous activities of $0.8 million.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $18.6 million for the six months ended June 30, 2012, a decrease of 6.1% from $19.8 million for the same period in 2011 This decrease in depreciation and amortization expense was due primarily to a reduction in the monthly amortization expense on the customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the six months ended June 30, 2012 was $1.7 million, a decrease of $0.8 million from $2.5 million included in our results of operations during the same period in 2011.
Interest
Interest expense was $19.3 million for the six months ended June 30, 2012, which is consistent with the same period in 2011. Our effective annual interest rates for the six months ended June 30, 2012 and 2011 are as follows:

	Six Months Ended June 30,
	2012	2011
Interest expense	$19,338	$19,333
Weighted average debt outstanding	$319,819	$322,861
Effective interest rate	12.09%	11.98%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
We previously maintained standby letters of credit under our revolving credit facility. During the three months ending June 30, 2012, we collateralized those letters of credit with cash.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, our cash, cash equivalents and our capital lease line. Our short-term liquidity requirements consist of interest on our notes, capital expenditures, working capital, the principal amount of the Notes and our outstanding borrowings under our Revolving Credit Facility. As of June 30, 2012 we had $3.0 million of capital lease obligations outstanding under our capital lease lines. As of June 30, 2012, we had $13.9 million of outstanding borrowings under our Revolving Credit Facility. Outstanding borrowings under our Revolving Credit Facility are due and payable on September 5, 2012. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of June 30, 2012, we will require approximately $17.1 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. However, pursuant to the terms of the Plan, holders of the Notes will receive their pro rata share of the accrued interest in the form of equity. The Notes totaling $300.2 million are due and payable on September 1, 2012. The Notes and our Revolving Credit Facility are reflected as current liabilities on our June 30, 2012 condensed consolidated balance sheet. As previously noted, we entered a Support Agreement with the Consenting Equity Holders, the Consenting Noteholders, the Consenting Equity Holders, and the Plan Support Parties.
For the six months ended June 30, 2012, the Company incurred capital expenditures of $10.7 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
As of June 30, 2012, we had cash and cash equivalents of $30.6 million compared to $22.9 million as of December 31, 2011. We had investment securities of $13.6 million as of December 31, 2011 which were sold during the six months ending June 30, 2012. We cannot assure you that we will be able to refinance, restructure or amend the terms of any of our indebtedness, including the Notes and our Revolving Credit Facility, on commercially reasonable terms or at all. In the event a refinancing, restructuring or amendment does not occur, we believe we will have sufficient cash to repay the principal on the Revolving Credit Facility at its September 5, 2012 maturity date. Any unplanned costs or cash requirements, however, may compromise our ability to repay such amounts. In any event, we do not believe we will have the necessary cash to repay the principal of the Notes due on September 1, 2012. Our inability to repay the Notes upon maturity without refinancing, restructuring or amending the terms of our debt raises substantial doubt about our ability to continue as a going concern. As noted in our Form 10-K for the year ended December 31, 2011, our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements regarding concerns about our ability to continue as a going concern. For more information, please refer to our Form 10-K for the year ended December 31, 2011, which should be read in conjunction with this report.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $17.5 million as of June 30, 2012. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
Cash Flows from Operating Activities
Cash provided by operating activities was $8.4 million for the six months ended June 30, 2012, compared to $12.2 million for the same period in 2011. During each of the six months ended June 30, 2012 and 2011, we paid $17.1 million in interest expense on the Notes. We experienced a decrease in our income from operations from $15.7 million for the six months ended June 30, 2011 to $6.1 million for the six months ended June 30, 2012, which impacted our cash flow from operations.
Cash Flows from Investing Activities
Cash provided by investing activities was $3.4 million for the six months ended June 30, 2012, compared to cash used in investing activities of $16.8 million for the same period in 2011. The change in cash flow from investing activities was due to the redemption of $13.6 million of investment securities converted into cash and cash equivalents. In addition, there was a decrease of $6.6 million in capital expenditures during six months ended June 30, 2012 as compared to the same period in 2011.
Cash Flows from Financing Activities
Cash flows used in financing activities was $4.2 million for the six months ended June 30, 2012, compared to cash provided by financing activities of $0.5 million for the same period in 2011. The change in cash flows from financing activities was primarily due to repayments on our Revolving Credit Facility of $3.2 million, which occurred during 2012. Additionally the change in cash flows from financing activities was due to a decrease in borrowings under our capital lease line in 2012 as compared to the same period in 2011.

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

Other Matters
At June 30, 2012, we had NOLs available totaling approximately $213.6 million, which begin to expire in 2019. As of June 30, 2012, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of the Notes with a fixed interest rate and our Revolving Credit Facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of June 30, 2012. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at June 30, 2012, was approximately $194.3 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.
The fair value of the debt outstanding under our Revolving Credit Facility approximates its carrying value of $13.9 million due to its variable interest rate. A hypothetical change in interest rates of 100 basis points would change our interest expense by $0.2 million on an annual basis.

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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. For information regarding the Company’s annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed herewith:

Exhibit No.	Description
10.31	Senior Revolving DIP Facility Commitment Letter, dated as of June 18, 2012.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2012.

BROADVIEW NETWORKS HOLDINGS, INC.

By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.31	Senior Revolving DIP Facility Commitment Letter, dated as of June 18, 2012.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT