Form 10-Q
period 2012-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2012-11-09
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2012
Class A Common Stock, $.01 par value per share	9,286,759
Class B Common Stock, $.01 par value per share	360,050

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving our continuing as a going concern and executing our stated business plan and objectives. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review and update regularly. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

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

•	continued industry consolidation;

•	restrictions in connection with our indenture governing the notes and credit agreement governing the revolving credit facility;

•	our ability to service our substantial indebtedness;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers, including but not limited to work stoppages;

•	limits on our ability to seek indemnification for losses from individuals and entities from whom we have acquired assets and operations;

•	the financial difficulties faced by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully integrate future acquisitions, if any;

•	misappropriation of our intellectual property and proprietary rights;

•	protection of and access to intellectual property essential to our network and products;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment; and

•	fraudulent usage of our network and services.
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
Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Condensed Consolidated Balance Sheets
(dollars in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,308	$22,924
Certificates of deposit	1,804	2,396
Investment securities	13,898	13,567
Accounts receivable, less allowance for doubtful accounts of $14,883 and $14,536	31,890	33,132
Other current assets	10,578	9,877
Total current assets	75,478	81,896
Property and equipment, net	72,081	80,593
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $43,267 and $40,653	7,202	9,747
Other assets	3,950	6,259
Total assets	$256,949	$276,733
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
DIP credit facility	$15,900	$—
Revolving credit facility	—	17,122
Senior secured notes	—	300,840
Accounts payable	6,729	8,105
Accrued expenses and other current liabilities	23,907	29,055
Taxes payable	8,363	7,895
Deferred revenues	7,685	8,045
Current portion of capital lease obligations	1,897	1,867
Total current liabilities	64,481	372,929
Deferred rent payable	4,160	3,775
Deferred revenues	1,067	1,038
Capital lease obligations, net of current portion	1,456	2,726
Deferred income taxes payable	5,706	4,979
Other	457	980
Total liabilities not subject to compromise	77,327	386,427

Liabilities subject to compromise	316,209	—

Stockholders’ deficiency:
Common stock A — $.01 par value; authorized 80,000,000 shares, issued 9,342,509 shares and outstanding 9,286,759 shares	107	107
Common stock B — $.01 par value; authorized 10,000,000 shares, issued and outstanding 360,050 shares	4	4
Series A Preferred stock — $.01 par value; authorized 89,526 shares, designated, issued and outstanding 87,254 shares entitled in liquidation to $217,225 and $198,792	1	1
Series A-1 Preferred stock — $.01 par value; authorized 105,000 shares, designated, issued and outstanding 100,702 shares entitled in liquidation to $250,705 and $229,430	1	1
Series B Preferred stock — $.01 par value; authorized 93,180 shares, designated, issued and outstanding 91,187 shares entitled in liquidation to $227,016 and $207,752	1	1
Series B-1 Preferred stock — $.01 par value; authorized 86,000 shares, designated and issued 64,986 shares, and outstanding 62,757 shares entitled in liquidation to $156,238 and $147,254	1	1
Series C Preferred stock — $.01 par value; authorized 52,332 shares, designated, issued and outstanding 14,402 shares entitled in liquidation to $28,418 and $25,376	—	—
Additional paid-in capital	140,399	140,811
Accumulated deficit	(277,101)	(250,443)
Treasury stock, at cost	—	(177)
Total stockholders’ deficiency	(136,587)	(109,694)
Total liabilities and stockholders’ deficiency	$256,949	$276,733
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$82,587	$93,444	$258,034	$287,400
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	40,753	43,853	124,618	134,718
Selling, general and administrative	34,467	33,360	101,351	100,942
Depreciation and amortization	9,006	9,941	27,564	29,709
Total operating expenses	84,226	87,154	253,533	265,369
Income (loss) from operations	(1,639)	6,290	4,501	22,031
Reorganization items	(1,428)	—	(1,428)	—
Interest expense	(9,467)	(9,625)	(28,805)	(28,958)
Interest income	13	18	43	55
Other income	—	—	—	183
Loss before provision for income taxes	(12,521)	(3,317)	(25,689)	(6,689)
Provision for income taxes	(355)	(382)	(969)	(1,073)
Net loss	$(12,876)	$(3,699)	$(26,658)	$(7,762)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(26,658)	$(7,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	24,949	25,670
Amortization of deferred financing costs	2,332	2,022
Amortization of intangible assets	2,614	4,037
Amortization of bond premium	(840)	(848)
Provision for doubtful accounts	1,214	1,592
Write off of costs associated with discontinued refinancing	1,630	—
Write off of leasehold improvements in connection with early termination of lease	—	340
Deferred income taxes	727	727
Other	(522)	376
Changes in operating assets and liabilities:
Accounts receivable	28	(1,155)
Other current assets	(936)	94
Other assets	(1,154)	(674)
Accounts payable	(1,376)	(4,038)
Accrued expenses, other current liabilities and taxes payable	11,529	(10,944)
Deferred revenues	(331)	(476)
Deferred rent payable	385	323
Net cash provided by operating activities	13,591	9,284

Cash flows from investing activities
Purchases of property and equipment	(16,437)	(24,746)
Purchases of investment securities	(41,034)	(49,248)
Sales of investment securities	40,703	49,240
Other	523	500
Net cash used in investing activities	(16,245)	(24,254)

Cash flows from financing activities
Repayments of revolving credit facility	(17,122)	—
Proceeds from DIP credit facility	15,900	—
Proceeds from capital lease financing	197	2,123
Payments on capital lease obligations	(1,437)	(2,128)
Other	(500)	—
Net cash used in financing activities	(2,962)	(5)

Net decrease in cash and cash equivalents	(5,616)	(14,975)
Cash and cash equivalents at beginning of period	22,924	25,204
Cash and cash equivalents at end of period	$17,308	$10,229

Supplemental disclosure of non-cash items
Reclassification of pre-petition liabilities to liabilities subject to compromise	$(16,209)	$—

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)

1.	Organization and Description of Business
Basis of Presentation
Broadview Networks Holdings, Inc. (the “Company”) is an integrated communications company founded in 1996 to take advantage of the deregulation of the U.S. telecommunications market following the Telecommunications Act of 1996. The Company has one reportable segment providing domestic wireline telecommunications services consisting of local and long distance voice services, Internet, and data services to commercial and residential customers in the northeast United States. In addition, the Company offers certain services on a nationwide basis.
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
On August 22, 2012 (the “Petition Date”), the Company, and each of its direct and indirect subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of title 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Court”) with respect to a “pre-packaged” plan (the “Plan”) to effectuate a financial restructuring of the Company and each of its direct and indirect subsidiaries (the “Restructuring”). The Plan was confirmed by the Court on October 3, 2012, contingent upon the fulfillment or waiver of certain conditions contained therein. Regulatory approvals for the Plan were received by October 25, 2012. Implementation of the Plan and other relief is subject to other customary closing conditions. For additional information, see Note 2 — Voluntary Reorganization Under Chapter 11.
For the period subsequent to the Petition Date, the Company’s financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganizations”. ASC 852 requires that the Company’s pre-petition liabilities that are subject to compromise be reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Court.
Pursuant to ASC 852, an objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations are reflected separately in the consolidated statement of operations as reorganization charges. Cash used for reorganization items is disclosed separately. Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

2.	Voluntary Reorganization Under Chapter 11
Bankruptcy Proceedings and Plan of Reorganization
On August 22, 2012, the Company filed voluntary petitions for reorganization under Chapter 11 of the Code. Under Chapter 11 of the Code, certain claims against the Company in existence before the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Company continues business operations as a debtor-in-possession. These claims are reflected in the September 30, 2012 balance sheet as liabilities subject to compromise. Additional claims (liabilities subject to compromise) may arise after the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Company’s assets (secured claims) also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Company’s property and equipment.
The Company continues to operate the business as “debtor-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court. The Plan was voted on and accepted by an overwhelming majority of the Company’s stakeholders.
On October 3, 2012, the Court entered an order confirming the Plan, which includes, among other things, the following provisions:

•	cancellation of all existing equity interests including capital stock, options, warrants or other rights to purchase the Company’s existing capital stock;

•	recapitalization of the Company with the authorization of 19,000,000 shares of newly issued common stock (“Common Stock”) and 1,000,000 shares of preferred stock;

•
holders of the existing outstanding 113/8% Senior Secured Notes due 2012 (the “Notes”) will receive their pro rata share of 97.5% of newly issued Common Stock (subject to dilution by the exercise of warrants and equity pursuant to a management incentive plan) and $150,000 of newly issued 10.5% Senior Secured Notes due 2017 (the “New Notes”);

•
holders of the existing preferred stock will receive their pro rata share of (i) 2.5% of newly issued Common Stock (subject to dilution by the exercise of warrants and equity pursuant to a management incentive plan), and (ii) two tranches of eight-year warrants to acquire shares of newly issued Common Stock representing, in the aggregate, up to 15.0% of the Company’s outstanding capital stock following the restructuring (subject to dilution as described above);

•	execution of a new $25,000 credit facility (the “Exit Facility”);

•	repayment of $15,900 of principal and accrued interest under the DIP Credit Facility (as defined below); and

•	cancellation of the Notes totaling approximately $316,200, which includes accrued interest.
The Plan does not contain any significant compromise and settlement agreement, other than those identified in this report. Under the Plan, general unsecured creditors, vendors, customers and employees were not anticipated to be negatively impacted and the Company’s obligation to these groups is expected to be paid in full in accordance with their original terms.
Contemporaneous with the Petition Date, the Company entered into a Senior Revolving Debtor in Possession Credit Facility (the “DIP Credit Facility”). Borrowings under the DIP Credit Facility were used to purchase $13,898 of investments in U.S. Treasury notes. Unused portions of the DIP Credit Facility are subject to availability under a borrowing base and compliance with certain covenants.
As part of the Plan, the Company agreed to continue to pay scheduled interest on the Notes. Only the accrued interest on the Notes as of the Petition Date is subject to compromise. Accordingly, contractual interest and reported interest are equal for the three and nine months ended September 30, 2012.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

2.	Voluntary Reorganization Under Chapter 11 (continued)
Liabilities Subject to Compromise
The accompanying condensed consolidated balance sheet at September 30, 2012 contains the following accounts:

•	pre-petition liabilities that are subject to compromise are reported separately at amounts equal to allowed claims and are classified as non-current;

•	pre-petition liabilities not subject to compromise and post-petition liabilities are reported on a “going concern” basis and are not separately identified;

•
pre-petition liabilities, including claims that become known after a petition is filed, are reported on the basis of the expected amount of the allowed claims as opposed to amounts for which those allowed claims may be settled; and

•	claims not subject to reasonable estimation are disclosed in the footnotes to the consolidated financial statements;
The Company recorded $316,209 of liabilities subject to compromise at September 30, 2012, which consists entirely of the Notes and related accrued interest through the Petition Date. There was no change in liabilities subject to compromise between the Petition Date and September 30, 2012. No other liabilities are presented as subject to compromise because a first day motion to pay general creditors in the normal course of business was approved by the Court.
Reorganization Items
Expenses that result from reorganization activities and the Restructuring are reported as reorganization items in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2012. For the three and nine months ended September 30, 2012, the Company recorded reorganization expense of $1,428, which is solely related to professional fees. None of these fees were paid in cash as of September 30, 2012 and are included in accrued expenses and other current liabilities on the Company’s Condensed Consolidated Balance Sheet at September 30, 2012.
For the three and nine months ended September 30, 2012, the Company has not recorded any income from reorganization activities.

3. Goodwill

Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment annually on or about October 1 and when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is typically based on projections of discounted cash flows (income approach) and the fair value of comparable telecommunication companies (market approach). The Company has one reporting unit. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of a terminal value. The Company believes these assumptions and estimates provide a reasonable basis for its conclusion. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy.

During the third quarter of 2012, the Company entered into a reorganization under Chapter 11. The Company believes that the filing of voluntary petition under Chapter 11 to be a “triggering event” requiring an assessment of potential impairment of the Company’s goodwill. Upon completion of Step 1 of the impairment assessment, the Company determined that the estimated fair value of the Company’s total assets exceeds their carrying value. The estimated fair value was based on the negotiated value between the Company and the parties to the Plan. The Company corroborated this fair value through the use of discounted projected cash flows and the fair value of comparable telecommunication companies.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

4.	Investment Securities
Investment securities represented the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities were liquidity and safety of principal. The Company considered these investment securities to be available-for-sale. Accordingly, these investments were recorded at their fair value of $13,898 and $13,567 as of September 30, 2012 and December 31, 2011, respectively. The fair value of these investment securities were based on publicly quoted market prices, which are Level 1 inputs under the fair value hierarchy. The cost of these investment securities approximated their fair value at September 30, 2012 and December 31, 2011. During the nine months ended September 30, 2012 and 2011, the Company purchased $41,034 and $49,248 and sold $40,703 and $49,240, respectively, of U.S. Treasury notes. All unrealized and realized gains are determined by specific identification.

5.	Recent Accounting Pronouncements
During the first quarter of 2012, the Company adopted the accounting standard update regarding the presentation of comprehensive income. This update was issued to increase the prominence of items reported in other comprehensive income. The update requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The adoption of this standard update did not have any impact on the Company’s condensed consolidated financial statements since the Company does not have any material items of other comprehensive income for the periods presented.
During the first quarter of 2012, the Company adopted the accounting standard update regarding fair value measurement. This update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. This standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this standard update did not have a significant impact on the Company’s condensed consolidated financial statements.
In July 2012, the accounting standard on testing the decline in the realizable value of indefinite-lived intangible assets other than goodwill was updated. The update allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard update is not expected to have a significant impact on the Company’s condensed consolidated financial statements.

6.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, investments in U.S. Treasury notes, trade accounts receivable, accounts payable, the Revolving Credit Facility (as defined below), the DIP Credit Facility and the Notes. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of September 30, 2012 and December 31, 2011 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the amount outstanding under the Revolving Credit Facility approximated its carrying value of $17,122 at December 31, 2011 due to its variable market-based interest rate. The fair value of the amount outstanding under the DIP Credit Facility approximated its carrying value of $15,900 at September 30, 2012 due to its variable market-based interest rate. The fair value of the Notes was $240,000 at December 31, 2011, which was based on the publicly quoted price of the Notes at that date. The publicly quoted closing price used to value the Notes is considered to be a Level 1 input under the fair value hierarchy. The fair value of the Notes was $300,000 at September 30, 2012, which was based on the amount of the allowed claim pursuant to the Plan. The carrying value of the Notes was $300,000 and $300,840 at September 30, 2012 and December 31, 2011, respectively.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

7.	Commitments and Contingencies
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at September 30, 2012 was $19,020. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at September 30, 2012. It is possible that the actual settlement of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company is involved in claims and legal actions arising in the ordinary course of business. Management is of the opinion that the ultimate outcome of these matters will not have a material adverse impact on the Company’s consolidated financial position, results of operations, or cash flows. For more information, see the Company’s Form 10-K for the year ended December 31, 2011.

8.	Debt
DIP Credit Facility
As noted above in Note 2, contemporaneous with the Petition Date, the Company entered into the DIP Credit Facility which in effect refinanced the Company's then-existing revolving credit facility (the “Revolving Credit Facility”). Borrowings under the DIP Credit Facility were used to purchase $13,898 in investments, with the remaining $2,000 included in cash and cash equivalents. Unused portions of the DIP Credit Facility were subject to availability under a borrowing base and compliance with certain covenants. The DIP Credit Facility bore interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans was paid on a monthly or quarterly basis, and interest on the base rate loans was paid on a quarterly basis. The interest rate on the DIP Credit Facility was 5.5% at September 30, 2012.
The Company paid a one-time fee of $125 in connection with obtaining the DIP Credit Facility. Indebtedness under the DIP Credit Facility was guaranteed by all of the Company’s direct and indirect subsidiaries that were not borrowers there under and was secured by a security interest in all of the Company’s and its subsidiaries' tangible and intangible assets.
Senior Secured Notes
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company’s existing and future domestic restricted subsidiaries. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries. The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets, provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secured the DIP Credit Facility up to an aggregate principal amount of $25,000 and certain other permitted indebtedness.

9.	Income Taxes
At September 30, 2012, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $218,575 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities. Upon emergence from Chapter 11, it is likely that the Company’s NOLs will be further limited.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

10. Subsequent Event

On October 3, 2012, the Court entered an order confirming the Plan. For a description of some of the significant financial effects of the Plan, see Note 2 — Voluntary Reorganization Under Chapter 11.

The Company is currently evaluating the accounting guidance which will be applied to the financial statements upon emergence. The accounting guidance being considered includes: (i) Fresh Start Accounting in accordance with Accounting Standards Codification (“ASC”) Topic 852-Reorganizations, which revalues the Company’s assets and liabilities, (ii) Troubled Debt Restructuring in accordance with ASC 470-60 - Troubled Debt Restructurings by Debtors, which may recognize a gain or loss on the modified terms of its debt, or (iii) Debt Modification or Extinguishment in accordance with ASC 470-50-Modifications or Extinguishment [Debt] which may also recognize a gain or loss on the modified terms.

The Company currently expects to consummate the Restructuring and give effect to the terms of the Plan later this month.

Broadview Networks Holdings, Inc.
(Debtor-in-Possession)
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

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

Overview

We are a leading communications and IT solutions provider to small and medium sized business (“SMB”) and large business, or enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. We offer a comprehensive product portfolio and deliver an end-to-end communications solution to our customers, with a focus on addressing complex infrastructure, productivity and security needs through a combination of products and services. We have provided cloud-based communications services in our Northeast and Mid-Atlantic markets since 2006 and have provided these services nationwide since late 2009. For the three months ended September 30, 2012, approximately 91% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 9% of our total revenue was generated from wholesale, carrier access and other sources. For the three months ended September 30, 2012, we generated revenues of $82.6 million and Adjusted EBITDA of $14.8 million. See the section entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations — Adjusted EBITDA Presentation.”
For the nine months ended September 30, 2012, and the years ended December 31, 2011 and 2010, we recorded operating income of $4.5 million, $27.5 million and $20.8 million, respectively. For the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, we recorded net losses of $26.7 million, $11.9 million and $18.8 million, respectively. Although we expect to continue to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon Communications, Inc. (“Verizon”) and established cable operators, competitive local exchange carriers (“CLECs”) and newer entrants such as Voice Over Internet Protocol (“VoIP”), wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our VoIP services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.
As of September 30, 2012, we had approximately 190 sales, sales management and sales support employees, including approximately 140 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuite® VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. We recently began using alternate channels including web-based, search engine marketing and distribution partners in addition to our traditional channels.
We focus our sales efforts on communications intensive multi-location business customers who purchase multiple products. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates. We believe that the lack of focus from the incumbent local exchange carriers (“ILECs”) and cable companies on the SMB segment has created a sustainable growth opportunity and have focused our strategies on providing SMB customers with a competitive communications solution.

We focus our business strategy on providing services based on our T-1 and Ethernet-based products, as well as our cloud-based services, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company’s revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1- and IP-based products and cloud-based communications services. For the three months ended September 30, 2012, revenue from these accounts represented 76% of our retail revenue with 16% of retail revenue generated by cloud-based communications services, 45% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the same period, T-1- and IP-based products represented approximately 81% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 40% of new retail sales while other T-1- and IP-based products represented 41% of new retail sales. From the first quarter of 2009 to the third quarter of 2012, cloud-based products and services have grown at a 28% compounded annual growth rate (“CAGR”).
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. We have agreements in place with approximately 400 lit buildings that allow us to colocate our network equipment in order to reduce our last-mile cost. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching (“MPLS”) platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks (“VPNs”) and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper (“EoC”) access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of September 30, 2012, approximately 78% of our total installed lines were provisioned on-net.

Voluntary Reorganization Under Chapter 11 and Other Events
On the Petition Date, we filed voluntary petitions for reorganization under Chapter 11 of the Code in the Court in order to effectuate the Plan.
On October 3, 2012, the Court entered an order confirming the Plan. Upon consummation of the Plan, the significant financial effects of the emergence will include:

•	cancellation of all existing equity interests including capital stock, options, warrants or other rights to purchase the Company’s existing capital stock;

•	recapitalization of the Company with the authorization of 19,000,000 shares of Common Stock and 1,000,000 shares of preferred stock;

•
holders of the Notes will receive their pro rata share of 97.5% of newly issued Common Stock (subject to dilution by the exercise of warrants and equity pursuant to a management incentive plan) and $150 million of New Notes;

•
holders of the existing preferred stock will receive their pro rata share of (i) 2.5% of newly issued Common Stock (subject to dilution by the exercise of warrants and equity pursuant to a management incentive plan), and (ii) two tranches of eight-year warrants to acquire shares of newly issued Common Stock representing, in the aggregate, up to 15.0% of the Company’s outstanding capital stock following the restructuring (subject to dilution as described above);

•	execution of the Exit Facility;

•	repayment of $15.9 million of principal and accrued interest under the DIP Credit Facility; and

•	cancelation of the Notes totaling approximately $316.2 million, which includes accrued interest.
The Plan does not contain any significant compromise and settlement agreement, other than those identified in this report. Under the Plan, general unsecured creditors, vendors, customers and employees will not be negatively impacted and our obligations to these groups are expected to be paid in full in accordance with their original terms.
In connection with the Plan, we will cancel all existing equity interests in the Company, including capital stock, options, warrants and other rights to purchase existing capital stock and will recapitalize the Company with the authorization of 19,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock.

From the Petition Date to the Effective Date, we have operated the business as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Code and the orders of the Court.
At September 30, 2012, we recorded $316.2 million of liabilities subject to compromise, which consists entirely of the principal of the Notes plus accrued interest. In addition, we recorded a reorganization expense of $1.4 million for the three and nine months ended September 30, 2012, which consisted entirely of professional fees.
While we continue to believe that our projections and the underlying assumptions contained in the Disclosure Statement that was distributed and publicly filed in connection with the Restructuring and our solicitation of the Plan are reasonable for its long-term forecast, the potential impact of the pre-petition and bankruptcy period resulting from the Restructuring is difficult to estimate and may have a negative effect on our results of operations for the remainder of 2012 and into 2013.  In addition, the potential impact of Hurricane Sandy is difficult to predict, but may also provide negative impacts on the Company’s results.  In both cases, these are expected to be short term in nature and not affect our long-term views of overall business prospects.   The areas most likely to be affected include, but are not limited to:

•	new sales and customer churn directly related to the negative image of our Restructuring and the storm; and

•	incremental capital and operating costs required due to the storm such as overtime, duplicate network costs and replacement network equipment.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Voice and data services	90.6%	86.9%	89.0%	86.5%
Wholesale	7.1%	6.2%	6.7%	6.0%
Access	0.2%	4.8%	2.3%	5.4%
Total network services	97.9%	97.9%	98.0%	97.9%
Other	2.1%	2.1%	2.0%	2.1%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	48.5%	46.2%	47.5%	46.0%
Other cost of revenues	0.8%	0.7%	0.8%	0.9%
Selling, general and administrative	41.7%	35.7%	39.3%	35.1%
Depreciation and amortization	11.0%	10.7%	10.7%	10.3%
Total operating expenses	102.0%	93.3%	98.3%	92.3%

Income from operations	(2.0)%	6.7%	1.7%	7.7%
Reorganization items	(1.7)%	—%	(0.6)%	—%
Interest expense, net of interest income	(11.5)%	(10.2)%	(11.1)%	(10.1)%
Other Income	—%	—%	—%	0.1%
Loss before provision for income taxes	(15.2)%	(3.5)%	(10.0)%	(2.3)%
Provision for income taxes	(0.4)%	(0.4)%	(0.4)%	(0.4)%

Net loss	(15.6)%	(3.9)%	(10.4)%	(2.7)%

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
For the nine months ended September 30, 2012 approximately 89.0% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline was 3.8% as compared to the 5.7% average quarterly rate of decline experienced during the quarters from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from the first quarter of 2009 to the third quarter of 2012 at a 28% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the past several quarters with an average quarterly decrease of $1.4 million in the nine months ended September 30, 2012 as compared to an average quarterly decrease of $1.8 million in 2011, $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 16% of our retail revenue and approximately 40% of new retail sales for the three months ended September 30, 2012. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.
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
The costs to obtain local loops, digital T-1 lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state and are regulated under federal and state laws. We do not anticipate any significant changes in Verizon local loop, digital T-1 line or high capacity digital interoffice transport facility rates in the near future. Except for our lit buildings, within our footprint we obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in most cases, the ILECs are our only source for local loops and T-1 lines.
Our off-net network services cost of revenues consist of amounts we pay to Verizon, FairPoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint agreement operates on a month-to-month basis. The Verizon and AT&T commercial agreements expire in January 2013 and December 2014, respectively. The Verizon commercial agreement contains certain minimum purchase obligations, which we have met in all of the years we were under the agreement.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income (loss) from operations	$(1,639)	$6,290	$4,501	$22,031
Depreciation and amortization	9,006	9,941	27,564	29,709
Selling, general and administrative	34,467	33,360	101,351	100,942
Gross profit	$41,834	$49,591	$133,416	$152,682
Percentage of total revenue	50.7%	53.1%	51.7%	53.1%
Gross profit is not a financial measurement prepared in accordance with GAAP. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Components of Result of Operations - Gross Profit (exclusive of depreciation and amortization)” in our Form 10-K for the year ended December 31, 2011 for our reasons for including gross profit data in this quarterly report and for material limitations with respect to the usefulness of this measurement.

Selling, General and Administrative
SG&A is comprised primarily of salaries and related expenses, software development expenses, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services expenses, including non-recurring fees in connection with the Restructuring and insurance expenses.
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
Reorganization Items
Our expenses that result from Chapter 11 reorganization activities and Restructuring are reported as reorganization items in our consolidated condensed statements of operations. Our reorganization expenses consisted entirely of professional fees.
Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents net loss before depreciation and amortization, interest income and expense, provision for income taxes, severance and related separation costs, costs associated with an early lease termination, professional fees related to strategic initiatives, post-petition reorganization items and costs associated with a carrier settlement. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income (loss) from operations and revenues, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(12,876)	$(3,699)	$(26,658)	$(7,762)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	9,006	9,941	27,564	29,709
Interest expense, net of interest income	9,454	9,606	28,762	28,903
Provision for income taxes	355	382	969	1,073

EBITDA	5,939	16,230	30,637	51,923
Severance and related separation costs	1	31	372	266
Professional fees related to strategic initiatives(1)	4,675	100	9,787	175
Reorganization items	1,428	—	1,428	—
Costs associated with carrier settlement	2,800	—	2,800	—
Costs associated with early termination of lease	—	955	—	955
Other income	—	—	—	(183)
Adjusted EBITDA	$14,843	$17,316	$45,024	$53,136
Percentage of total revenues	18.0%	18.5%	17.4%	18.5%
(1) During the three months ended June 30, 2012, management determined that costs associated with refinancing efforts should be written off. These costs, totaling $1,630, were included in other assets on our condensed consolidated balance sheet at December 31, 2011.

Adjusted EBITDA is not a financial measurement prepared in accordance with GAAP. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Components of Results of Operations - Adjusted EBITDA Presentation” in our Form 10-K for the year ended December 31, 2011 for our reasons for including Adjusted EBITDA data in this quarterly report and for material limitations with respect to the usefulness of this measurement.
Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2012 and 2011.
The following table provides a breakdown of components of our gross profit for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$80,868	97.9%	$91,506	97.9%	(11.6)%
Other	1,719	2.1%	1,938	2.1%	(11.3)%
Total revenues	82,587	100.0%	93,444	100.0%	(11.6)%
Cost of revenues:
Network services	40,088	48.5%	43,173	46.2%	(7.1)%
Other	665	0.8%	680	0.7%	(2.2)%
Total cost of revenues	40,753	49.3%	43,853	46.9%	(7.1)%
Gross profit:
Network services	40,780	49.4%	48,333	51.7%	(15.6)%
Other	1,054	1.3%	1,258	1.4%	(16.2)%
Total gross profit	$41,834	50.7%	$49,591	53.1%	(15.6)%

Revenues
Revenues for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$74,861	90.6%	$81,161	86.9%	(7.8)%
Wholesale	5,870	7.1%	5,829	6.2%	0.7%
Access	137	0.2%	4,516	4.8%	(97.0)%
Total network services	80,868	97.9%	91,506	97.9%	(11.6)%
Other	1,719	2.1%	1,938	2.1%	(11.3)%
Total revenues	$82,587	100.0%	$93,444	100.0%	(11.6)%

Revenues from voice and data services decreased $6.3 million or 7.8% between 2011 and 2012. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $8.8 million, or 12.5%; revenues from cloud-based services increased $2.2 million, or 22.4%; and ancillary voice and data revenues increased by $0.3 million or 20.1%.  The decrease in non-cloud core services was due to: i) line churn which while improving in recent quarters still exceeds line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues were unchanged. Access revenue decreased by $4.4 million or 97.0%. Of this decrease, $2.8 million was a result of a one-time settlement of access charges with another carrier, which was recorded during the three months ended September 30, 2012. In addition our access revenues decreased due to several factors, including: decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, lower per-minute rates charged to carriers as a result of FCC-mandated rate decreases and the impact of increased disputes related to access charges.

Other revenues decreased $0.2 million or 11.3% between 2011 and 2012.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $40.8 million for the three months ended September 30, 2012, a decrease of 7.1% from $43.9 million for the same period in 2011, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operation platform and negotiated savings with our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $31.2 million or 76.6% of our total cost of revenues for the three months ended September 30, 2012 compared to $33.5 million, or 76.4%, for the three months ended September 30, 2011. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, unbundled network element loop (“UNE-L”) costs and T-1 costs, which totaled $6.6 million, $4.0 million and $10.8 million, respectively, for the three months ended September 30, 2012. Combined, these costs decreased by 9.1% between 2011 and 2012. These costs totaled $7.7 million, $4.5 million and $11.2 million, respectively, for the three months ended September 30, 2011.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $41.8 million for the three months ended September 30, 2012, a decrease of 15.6% from $49.6 million for the same period in 2011. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit decreased to 50.7% in 2012 from 53.1% in 2011. This decrease in gross profit as a percentage of revenue in 2012 is due primarily to a settlement of disputed access revenue that occurred in 2012 that resulted in lower revenue without a corresponding reduction in cost of revenue. The impact of the settlement decreased gross profit by 1.6%. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative

SG&A expenses were $34.5 million, 41.7% of revenues, for the three months ended September 30, 2012, an increase of 3.3% from $33.4 million, 35.7% of revenues, for the same period in 2011. This increase is primarily due to the net effect of i) increased professional fees of $4.5 million, which includes $1.6 million of non-recurring write-offs of discontinued refinancing costs and $3.1 million of other professional fees incurred in connection with the ongoing Restructuring, ii) decreased employee costs of $1.0 million that is primarily a result of reduced employee head count compared to the same period in 2011, iii) decreased property lease and utilities of $1.0 million primarily due to restructured and discontinued leases and iv) decreased commissions of $0.6 million that is primarily a result of reduced quota-bearing representatives.
Depreciation and Amortization

Depreciation and amortization expense was $9.0 million for the three months ended September 30, 2012, a decrease of 9.4% from $9.9 million for the same period in 2011. This decrease in depreciation and amortization expense was a result of decreased purchases of $1.7 million and a reduction in the monthly amortization expense on the customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the three months ended September 30, 2012 was $0.9 million, a decrease of $0.4 million from $1.3 million included in our results of operations during the same period in 2011.

Interest

Interest expense was $9.5 million for the three months ended September 30, 2012, a decrease of 1.6% from $9.6 million for the same period in 2011. The decrease was primarily due to lower interest expense as a result of having a lower average outstanding debt balance for the three months ended September 30, 2012 compared to the same period in 2011. The lower average debt balance is due to reduced borrowings under our DIP Credit Facility. In addition, upon entering into Chapter 11, pursuant to an agreement with our Note holders, we began accruing and paying interest to our Note holders at a rate of 10.5% rather than at our historical rate of 11.375%. Our effective annual interest rates for the three months ended September 30, 2012 and 2011 are as follows:

	Three Months Ended September 30,
	2012	2011
Interest expense	$9,467	$9,625
Weighted average debt outstanding	$318,985	$322,360
Effective interest rate	11.87%	11.94%
Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2012 and 2011.
The following table provides a breakdown of components of our statements of operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$252,757	98.0%	$281,231	97.9%	(10.1)%
Other	5,277	2.0%	6,169	2.1%	(14.5)%
Total revenues	258,034	100.0%	287,400	100.0%	(10.2)%
Cost of revenues:
Network services	122,636	47.5%	132,260	46.0%	(7.3)%
Other	1,982	0.8%	2,458	0.9%	(19.4)%
Total cost of revenues	124,618	48.3%	134,718	46.9%	(7.5)%
Gross profit:
Network services	130,121	50.5%	148,971	51.9%	(12.7)%
Other	3,295	1.2%	3,711	1.2%	(11.2)%
Total gross profit	$133,416	51.7%	$152,682	53.1%	(12.6)%

Revenues
Revenues for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$229,610	89.0%	$248,691	86.5%	(7.7)%
Wholesale	17,381	6.7%	17,386	6.0%	—%
Access	5,766	2.3%	15,154	5.4%	(62.0)%
Total network services	252,757	98.0%	281,231	97.9%	(10.1)%
Other	5,277	2.0%	6,169	2.1%	(14.5)%
Total revenues	$258,034	100.0%	$287,400	100.0%	(10.2)%

Revenues from voice and data services have decreased $19.1 million or 7.7% between 2011 and 2012. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $26.4 million, or 12.2%; revenues from cloud-based services increased $6.9 million, or 25.6%; and ancillary voice and data revenues increased by $0.4 million.  The decrease in non-cloud core services was due to: i) line churn which, while improving in recent quarters, still exceeds line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues were unchanged. Our carrier access revenues decreased $9.4 million or 61.9%, which is partially due to one-time settlements that occurred in 2012 and 2011. In addition, access revenues decreased due to several factors, including: decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, lower per-minute rates charged to carriers as a result of FCC-mandated rate decreases, and the impact of increased disputes related to access charges. Our other revenues decreased $0.9 million or 14.5% between 2011 and 2012.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $124.6 million for the nine months ended September 30, 2012, a decrease of 7.5% from $134.7 million for the same period in 2011 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $95.4 million, or 76.5% of our total cost of revenues for the nine months ended September 30, 2012 and $103.7 million, or 77.0%, in the nine months ended September 30, 2011. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $20.9 million, $12.4 million and $32.5 million, respectively, for the nine months ended September 30, 2012. Combined, these costs decreased by 8.2% between 2011 and 2012. These costs totaled $23.6 million, $14.0 million and $34.0 million, respectively, for the nine months ended September 30, 2011. We have experienced a decrease in these costs where we purchased services or products from third parties primarily due to our effective migration of lines to lower cost platforms.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $133.4 million for the nine months ended September 30, 2012, a decrease of 12.6% from $152.7 million for the same period in 2011. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit decreased to 51.7% in 2012 from 53.1% in 2011. This decrease in gross profit as a percentage of revenue in 2012 is due primarily to a settlement of access revenue that occurred in 2012 that resulted in lower revenue and a settlement of access revenue that occurred in 2011 that resulted in additional revenue, neither of which had corresponding impact on cost of revenue. The impact of the settlement in 2012 decreased gross profit by 0.5%. The impact on the settlement in 2011 increased gross profit by 0.2%. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative
SG&A expenses were $101.4 million, 39.3% of revenues, for the nine months ended September 30, 2012, a decrease of 0.5% from $100.9 million, 35.1% of revenues, for the same period in 2011. This increase is primarily due to the net effect of i) increased professional fees of $9.6 million, which includes $1.6 million of non-recurring write-offs of discontinued refinancing costs and $8.2 million of other professional fees incurred in connection with the ongoing Restructuring, ii) decreased employee costs of $4.5 million that is primarily a result of reduced employee head count compared to the same period in 2011, iii) decreased commissions of $2.1 million that is a result of reduced quota-bearing representatives and decreased new sales activity, and iv) decreased other miscellaneous activities of $2.5 million.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $27.6 million for the nine months ended September 30, 2012, a decrease of 7.1% from $29.7 million for the same period in 2011. This decrease in depreciation and amortization expense was a result in decreased purchases of $8.3 million and a reduction in the monthly amortization expense on the customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the nine months ended September 30, 2012 was $2.6 million, a decrease of $1.2 million from $3.8 million included in our results of operations during the same period in 2011.
Interest
Interest expense was $28.8 million for the nine months ended September 30, 2012, a decrease of 0.5% from $29.0 million for the same period in 2011. The decrease was due to a reduced rate of interest on our Notes and lower debt outstanding, partially offset by fees associated with Revolving Credit Facility and DIP Credit Facility. Upon entering into Chapter 11, pursuant to an agreement with our Note holders, we began accruing and paying interest to our Note holders at a rate of 10.5% rather than at our historical rate of 11.375%. Our effective annual interest rates for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months Ended September 30,
	2012	2011
Interest expense	$28,805	$28,958
Weighted average debt outstanding	$319,539	$322,693
Effective interest rate	12.02%	11.96%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
We previously maintained standby letters of credit under the Revolving Credit Facility. During the three months ending June 30, 2012, we collateralized those letters of credit with cash.

Liquidity and Capital Resources
As a result of the Plan, the reduction in our overall debt is expected to lower interest expense by approximately $18.4 million annually, which will provide for lower leverage and more financial flexibility.  With a more appropriate capital structure to support management’s strategic plan and business objectives, we will have greater financial flexibility and liquidity to pursue cloud-based and other growth opportunities.
Contemporaneous with the Petition Date, we entered into the DIP Credit Facility. Borrowings under the DIP Credit Facility were used to purchase $13.9 million of investments. Unused portions of the DIP Credit Facility are subject to availability under a borrowing base and compliance with certain covenants.
Our principal sources of liquidity are cash from operations, cash, cash equivalents, investment securities and capital lease line. As of September 30, 2012, we had cash and cash equivalents of $17.3 million compared to $22.9 million as of December 31, 2011. We had investment securities of $13.9 million and $13.6 million as of September 30, 2012 and December 31, 2011, respectively. Upon emergence from Chapter 11, our short-term liquidity requirements will consist of interest on the New Notes, capital expenditures, and working capital. As of September 30, 2012 we had $2.8 million of capital lease obligations outstanding under our capital lease lines. As of September 30, 2012, we had $15.9 million of outstanding borrowings under our DIP Credit Facility. Outstanding borrowings under the DIP Credit Facility will become due and payable as a condition to emergence from Chapter 11 and the consummation of the Plan, following which we will enter into the Exit Facility. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
For the nine months ended September 30, 2012, the Company incurred capital expenditures of $16.4 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A significant majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $19,020 as of September 30, 2012. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
Cash Flows from Operating Activities
Cash provided by operating activities was $13.6 million for the nine months ended September 30, 2012, compared to $9.3 million for the same period in 2011. During the nine months ended September 30, 2012 we paid $18.0 million in interest expense on the Notes compared to $34.1 million during the same period in 2011. This increase in operating cash flow was partially offset by paying $8.2 million in professional fees related to the Restructuring during 2012.
Cash Flows from Investing Activities
Cash used in investing activities was $16.2 million for the nine months ended September 30, 2012, compared to cash used in investing activities of $24.3 million for the same period in 2011. This was primarily due to a decrease of $8.3 million in capital expenditures during nine months ended September 30, 2012 as compared to the same period in 2011.
Cash Flows from Financing Activities
Cash flows used in financing activities was $3.0 million for the nine months ended September 30, 2012. Cash used in financing activities was insignificant for the nine months ended September 30, 2011. The change in cash flows from financing activities was primarily due to repayments on the Revolving Credit Facility, net of borrowings under our DIP Credit Facility, of$1.2 million, which occurred during 2012. In addition, net repayments on our capital lease financings were $1.2 million for the nine months ended September 30, 2012. There were no such net repayments during the corresponding period in 2011.

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

Other Matters
At September 30, 2012, we had NOLs available totaling approximately $218.6 million, which begin to expire in 2019. As of September 30, 2012, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities. Upon emergence from chapter 11, it is likely that our NOLs will be further limited.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of the Notes with a fixed interest rate and our DIP Credit Facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of September 30, 2012. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the debt outstanding under our DIP Credit Facility approximates its carrying value of $15.9 million due to its variable interest rate. A hypothetical change in interest rates of 100 basis points would change our interest expense by $0.2 million on an annual basis.

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
As required by SEC Rule 15d-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. For information regarding the Company’s annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There have been no material changes to the risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, other than as set forth below.
Risks Relating to the Exit Facility, the Common Stock and the New Notes
(a)Our Substantial Indebtedness May Restrict Our Operating Flexibility
Our substantial indebtedness may restrict our operating flexibility, which could adversely affect our financial health and could prevent us from fulfilling our financial obligations.
While the Plan will substantially de-lever us, we will still have significant long-term debt obligations. Upon consummation of the Plan, we will have approximately $167 million of total outstanding indebtedness. Our substantial indebtedness could:

•	make it more difficult for us to satisfy current and future debt obligations;

•	make it more difficult for us to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•
require us to dedicate a substantial portion of cash flows from operating activities to the payment of principal and interest on the indebtedness, thereby reducing the funds available to us for operations and other purposes, including investments in service development, capital spending and acquisitions;

•	place us at a competitive disadvantage to our competitors who are not as highly leveraged as we are;

•	make us vulnerable to interest rate fluctuations, if it incurs any indebtedness that bears interest at variable rates;

•	impair our ability to adjust to changing industry and market conditions; and

•	make us more vulnerable in the event of a further downturn in general economic conditions or in our business or changing market conditions and regulations.
Although, upon consummation of the Restructuring, the indenture governing the New Notes and the Exit Facility will limit our ability to incur additional indebtedness, these restrictions will be subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the indenture governing the New Notes and the Exit Facility will not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including the possible inability to service our debt, would increase.
(b) Our Ability to Service Our Debt Is Dependent on Certain Factors Beyond Our Control
Our ability to repay or to refinance obligations with respect to our indebtedness, including, upon consummation of the Restructuring, the New Notes, the Exit Facility and the funding of planned capital expenditures, depends on our future financial and operating performance. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. These factors could include operating difficulties, diminished access to necessary network facilities, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.
There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. We may need to refinance all or a portion of our indebtedness, including, upon consummation of the Restructuring, the New Notes and the Exit Facility, at or before maturity. There can be no assurances that we will be able to refinance any of our indebtedness, including, upon consummation of the Restructuring, the New Notes and the Exit Facility, on commercially reasonable terms or at all.

(c)	The Value of the Common Stock and the New Notes May be Adversely Affected by Certain Factors Beyond Our Control
Upon consummation of the Restructuring, the value of the Common Stock and the New Notes may be adversely affected by a number of factors, including many of the risks described in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. If, for example, we fail to comply with the covenants in the indenture that will govern the New Notes and the Exit Facility, resulting in an event of default thereunder, certain of our outstanding indebtedness could be accelerated, which could have a material adverse effect on the value of the Common Stock and the New Notes.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2012.

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