Form 10-Q
period 2013-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2013-05-14
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2013
Common Stock, $.01 par value per share	9,999,945

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving the execution of our stated business plan and objectives. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review and update regularly. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

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

•	continued industry consolidation;

•	restrictions in connection with our indenture governing the notes and credit agreement governing our revolving credit facility;

•	our ability to service our substantial indebtedness;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers, including but not limited to work stoppages;

•	the financial difficulties faced by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully integrate future acquisitions, if any;

•	misappropriation of our intellectual property and proprietary rights;

•	protection of and access to intellectual property essential to our network and products;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment;

•	fraudulent usage of our network and services; and

•	the failure to maintain effective internal control over financial reporting.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,539	$9,736
Certificates of deposit	1,807	1,805
Accounts receivable, less allowance for doubtful accounts of $9,016 and $7,460	27,581	28,811
Other current assets	7,568	9,300
Total current assets	48,495	49,652
Property and equipment, net of accumulated depreciation of $206,767 and $198,962	66,998	68,381
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $44,687 and $44,139	5,713	6,261
Other assets	3,821	3,879
Total assets	$223,265	$226,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,303	$4,433
Accrued expenses and other current liabilities	20,821	20,361
Taxes payable	7,195	8,820
Deferred revenues	10,567	10,567
Current portion of capital lease obligations	1,871	1,818
Total current liabilities	45,757	45,999
101/2% Senior secured notes	150,000	150,000
Deferred rent payable	4,832	4,822
Deferred revenues	1,089	1,077
Capital lease obligations, net of current portion	617	1,080
Deferred income taxes payable	6,190	5,948
Other	454	792
Total liabilities	208,939	209,718
Stockholders’ equity:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(292,566)	(290,199)
Total stockholders’ equity	14,326	16,693
Total liabilities and stockholders’ equity	$223,265	$226,411
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Revenues	$80,801	$88,529
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	38,177	42,764
Selling, general and administrative	31,200	31,525
Depreciation and amortization	8,352	9,286
Total operating expenses	77,729	83,575
Income from operations	3,072	4,954
Reorganization items	(666)	—
Interest expense	(4,420)	(9,697)
Interest income	8	18
Loss before provision for income taxes	(2,006)	(4,725)
Provision for income taxes	(361)	(248)
Net loss	$(2,367)	$(4,973)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(2,367)	$(4,973)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	7,804	8,413
Amortization of deferred financing costs	—	707
Amortization of intangible assets	548	872
Amortization of bond premium	—	(308)
Provision for doubtful accounts	1,151	566
Deferred income taxes	242	242
Other	(338)	(171)
Changes in operating assets and liabilities exclusive of assets and liabilities acquired:
Accounts receivable	84	1,934
Other current assets	1,732	(1,118)
Other assets	58	(253)
Accounts payable	870	(724)
Accrued expenses, other current liabilities and taxes payable	(1,490)	(11,139)
Deferred revenues	(46)	(12)
Deferred rent payable	10	221
Net cash provided by (used in) operating activities	8,258	(5,743)

Cash flows from investing activities
Purchases of property and equipment	(5,498)	(6,501)
Cash paid to acquire the assets of Common Voices	(546)	—
Purchases of investment securities	—	(27,135)
Sales of investment securities	—	27,135
Other	(2)	632
Net cash used in investing activities	(6,046)	(5,869)

Cash flows from financing activities
Proceeds from revolving credit facility	5,000	—
Repayments of revolving credit facility	(5,000)	(1,000)
Proceeds from capital lease financing	73	19
Payments on capital lease obligations	(482)	(538)
Net cash used in financing activities	(409)	(1,519)

Net increase (decrease) in cash and cash equivalents	1,803	(13,131)
Cash and cash equivalents at beginning of period	9,736	22,924
Cash and cash equivalents at end of period	$11,539	$9,793

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)

1.	Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2012 contained in the Company’s Registration Statement on Form S-1 (File No. 333-187629) filed with the SEC on March 29, 2013, as amended on April 30, 2013 (the “Registration Statement”). The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
The financial information for the three months ended March 31, 2012 included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for such period. Specifically, revenue decreased by $19, cost of revenues decreased by $288, selling, general and administrative expenses decreased by $88 and depreciation and amortization expense decreased by $16. For more information about these revisions, see the Notes to Consolidated Financial Statements in the Registration Statement.

2.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable reported in the consolidated balance sheets as of March 31, 2013 and December 31, 2012 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $146,990 and $137,567 at March 31, 2013 and December 31, 2012, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

3. Acquisition

On March 28, 2013, the Company entered into an agreement to acquire software, related intellectual property and certain other assets of Common Voices, Inc. for $872, of which $546 was paid at closing and the remainder to be paid in cash during 2013. The transaction was accounted for as a business combination. As of the date of this filing the purchase price allocation has not been finalized. The assets acquired have preliminarily been allocated to property and equipment. This acquisition will consolidate the proprietary technology underlying OfficeSuite®, providing the opportunity to further differentiate the Company’s services and reduce licensing, operating and support costs.

4.	Commitments and Contingencies
The Company has employment and/or severance agreements with certain key executives as of March 31, 2013. These agreements provide for base salaries and in some cases performance bonuses. These agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $1,519 which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2013 was $5,535. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at March 31, 2013. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. The agreements require certain minimum purchase obligations. The Company is currently operating under an extension of its commercial agreement with its principal vendor while it negotiates a new multi-year arrangement.

5.	Debt
In August 2012, the Company filed for reorganization under Chapter 11 of title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York in order to effectuate a pre-packaged financial restructuring. In accordance with the plan of reorganization, the Company issued 10.5% Senior Secured Notes due 2017 with an aggregate principal amount of $150,000 and canceled approximately $316,209 of its 11 3/8% notes, including accrued interest. No other claims were compromised. The Company successfully concluded the bankruptcy and emerged from Chapter 11 on November 13, 2012.
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
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility (the Company’s revolving credit facility in place from time to time, the “Revolving Credit Facility”) with an aggregate principal amount of $25,000 and certain other permitted indebtedness.

6.	Income Taxes
At March 31, 2013, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $155,922 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Registration Statement. Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Registration Statement. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts included in tables are presented in thousands.

Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized business (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based communication services in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a full suite of cloud-based systems and services to customers nationwide, with more than 100,000 active licenses on our flagship product offering, our cloud-based business communications platform named OfficeSuite®, which comprises a growing percentage of our overall revenue and the vast majority of our existing cloud-based revenue stream.
We benefit from software development expertise, proprietary technology and a strong next-generation network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. Prior to 2009, our focus had been solely on markets across 10 states, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. These markets remain important markets for us and we have the majority of our direct sales efforts focused on these markets. We distribute our products through quota-bearing sales representatives, including a direct sales force primarily based in the Northeast and Mid-Atlantic United States, sales agents nationwide, and by our expanded efforts in wholesale, web marketing, Value Added Resellers, and nationwide distributor channels.
As of March 31, 2013, we provided our services to approximately 30,000 business customers nationwide. For the three months ended March 31, 2013, approximately 90% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 10% of our total revenue was generated from wholesale, carrier access and other market channels. For the three months ended March 31, 2013, we generated revenues of $80.8 million and Adjusted EBITDA of $11.7 million.

For the three months ended March 31, 2013, and the years ended December 31, 2012 and 2011, we recorded operating income of $3.1 million, $9.5 million and $27.2 million, respectively. For the three months ended March 31, 2013, and the years ended December 31, 2012 and 2011, we recorded net losses of $2.4 million, $35.3 million and $12.2 million, respectively. The reduction in operating income and larger net loss in 2012 was primarily the result of approximately $18.2 million of expenses incurred in connection with the restructuring and refinancing of our indebtedness and equity. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing rapidly which may increase revenues and gross margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, competitive local exchange carriers (“CLECs”) and newer entrants such as Voice Over Internet Protocol (“VoIP”), wireless and other service providers. These factors are partially mitigated by several positive trends. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our VoIP services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, by the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses.

As of March 31, 2013, we had approximately 180 sales, sales management and sales support employees, including approximately 130 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuite® VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. During 2012, we began using alternate channels including web-based, search engine marketing and distribution partners in addition to our traditional channels.
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
We focus our business strategy on providing services based on our T-1-and IP-based products, as well as our cloud-based services, which we believe offer greater value to customers, increase customer retention and provide revenue growth opportunities for us. Historically, the Company's revenue was dominated by off-net, voice revenue from smaller customers. We have transitioned a large percentage of our revenue base to T-1 and IP-based products and cloud-based communications services.
For the three months ended March 31, 2013, revenue from these products and services represented 78% of our retail revenue with 18% of retail revenue generated by cloud-based communications services, 45% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the same period, T-1- and IP-based products represented approximately 77% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 42% of new retail sales while other T-1- and IP-based products represented 35% of new retail sales. From the first quarter of 2009 to the first quarter of 2013, cloud-based products and services have grown at a 27% compounded annual growth rate (“CAGR”).
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching (“MPLS”) platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of March 31, 2013, approximately 78% of our total installed lines were provisioned on-net.
In August 2012, we filed for reorganization under Chapter 11 of title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York in order to effectuate a pre-packaged financial restructuring (the “Restructuring”). In accordance with the plan of reorganization, we issued the 10.5% Senior Secured Notes due 2017 (the “Notes”) in an aggregate principal amount of $150.0 million and canceled approximately $316.2 million of our 11 3/8% notes, including accrued interest. In addition, holders of our then outstanding 11 3/8% notes received their pro rata share of (i) 97.5% of 9,999,945 shares of newly issued common stock (subject to dilution by the exercise of warrants and equity pursuant to a future management incentive plan and board compensation) and (ii) the Notes. Holders of our then-existing preferred stock received their pro rata share of (i) 2.5% of 9,999,945 shares of newly issued common stock (subject to dilution by the exercise of warrants and equity pursuant to a future management incentive plan and board compensation) and (ii) two tranches of eight-year warrants to acquire shares of newly issued common stock representing, in the aggregate, up to 15.0% of the Company’s outstanding capital stock following the restructuring. No other claims were compromised. We successfully concluded the bankruptcy and emerged from Chapter 11 on November 13, 2012.
While we continue to believe that our projections and the underlying assumptions contained in the plan of reorganization contained a reasonable long-term forecast, the restructuring activities prior to the effective date of the Restructuring negatively impacted 2012 results as described below, and will have a negative effect on our results of operations for 2013.
We believe the negative perception of our Restructuring resulted in lower new sales and the inability to attract certain key new employees, such as sales personnel during 2012. Hurricane Sandy also negatively impacted our results. The negative impact in both cases is expected to be short term in nature and not affect our long-term views of overall business prospects.
In addition, prior Company projections assumed that we would have limited excess liquidity and financial flexibility to invest in new growth initiatives. The final result of the Restructuring provides incremental liquidity and we have begun to invest in various revenue growth initiatives, including our direct sales force, channel partners and software development for our hosted VoIP product offering.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2013	2012
Revenues:
Voice and data services	89.9%	88.0%
Wholesale	6.8%	6.4%
Access	2.0%	3.5%
Total network services	98.7%	97.9%
Other	1.3%	2.1%
Total revenues	100.0%	100.0%
Operating expenses:
Network services	47.0%	47.6%
Other cost of revenues	0.2%	0.7%
Selling, general and administrative	38.7%	35.6%
Depreciation and amortization	10.3%	10.5%
Total operating expenses	96.2%	94.4%

Income from operations	3.8%	5.6%
Reorganization items	(0.8)%	—%
Interest expense, net of interest income	(5.5)%	(10.9)%
Loss before provision for income taxes	(2.5)%	(5.3)%
Provision for income taxes	(0.4)%	(0.3)%

Net loss	(2.9)%	(5.6)%

Key Components of Results of Operations
Revenues

Our revenues, as detailed in the table above, consist primarily of network services revenues, which consists primarily of voice and data managed and cloud-based services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, data colocation services and transport services. Access services include carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.
For the three months ended March 31, 2013 approximately 90% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline has been 3.6% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from the first quarter of 2009 to the first quarter of 2013 at a 27% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the past several quarters with a decrease of $0.4 million in the current quarter as compared to average quarterly decreases of $1.4 million in 2012, $1.8 million in 2011, $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 18% of our retail revenue and approximately 42% of new retail sales in the quarter ended March 31, 2013. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

Cost of Revenues (exclusive of depreciation and amortization)
Our network services cost of revenues consists primarily of both the cost of operating our network facilities and the costs related to our off-net customers. Determining our cost of revenues requires significant estimates. The network components for our facilities-based business include the cost of:

•	leasing local loops and digital T-1 lines which connect our customers to our network;

•	leasing high capacity digital lines that connect our switching equipment to our colocations;

•	leasing high capacity digital lines and related trunking that interconnect our network with the ILECs and other carrier partners;

•	leasing space, power and terminal connections in the ILEC central offices for colocating our equipment;

•	signaling system network connectivity;

•	leasing space and purchasing power to support our various switch site locations; and

•	Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.
The costs to obtain local loops, digital T-1 lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state, are governed by our various ILEC interconnection agreements and other ILEC contracts and tariffs and are regulated under federal and state laws. We do not anticipate any significant changes in Verizon local loop, digital T-1 line or high capacity digital interoffice transport facility rates in the near future. Within our footprint we often obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We also obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in many cases, the ILECs are our only source for local loops and T-1 lines.
Our off-net network services cost of revenues consists of amounts we pay to Verizon, FairPoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. We are currently operating under an extension of the Verizon commercial agreement while we negotiate a new multi-year arrangement. Our AT&T commercial agreement expires in December 2014. The Verizon commercial agreement contains certain minimum purchase obligations, which we have met in all of the years we were under the agreement.
Our network services cost of revenues also include the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of these agreements contain significant termination penalties and/or minimum volume commitments. In the event we fail to meet minimum commitments we may be obligated to pay underutilization charges.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012
Income from operations	$3,072	$4,954
Depreciation and amortization	8,352	9,286
Selling, general and administrative	31,200	31,525
Gross profit	$42,624	$45,765
Percentage of total revenue	52.8%	51.7%
Gross profit is not a financial measurement prepared in accordance with GAAP. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Key Components of Result of Operations - Gross Profit (exclusive of depreciation and amortization)” in the Registration Statement for our reasons for including gross profit data in this quarterly report and for material limitations with respect to the usefulness of this measurement.

Selling, General and Administrative
SG&A is comprised primarily of salaries and related expenses, software development expenses, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services expenses, and insurance expenses.
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

During the latter part of 2012, and continuing at an increasing level in 2013, we launched several new initiatives directed at supporting our revenue growth initiatives.  These included recruiting expenses for new sales personnel, new quota bearing sales personnel and sales management, purchasing lead generation data bases, increasing support for channel sales, increasing software and systems development teams for OfficeSuite® and costs associated with a new sales and customer relationship management software package implementation.
Depreciation and Amortization
Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, third party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
Reorganization Items
Our expenses that result from the Chapter 11 reorganization activities are reported as reorganization items in our consolidated statements of operations. Our reorganization expenses consisted entirely of professional fees associated with the preparation of the S-1 filed in March 2013.
Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations represents net loss before depreciation and amortization, interest income and expense, provision for income taxes, and other non-recurring items described in the table below that are not part of our core operations. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenues, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2013	2012
Net loss	$(2,367)	$(4,973)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	8,352	9,286
Interest expense, net of interest income	4,412	9,679
Provision for income taxes	361	248

EBITDA	10,758	14,240
Severance and related separation costs	241	371
Professional fees related to strategic initiatives	—	451
Reorganization items	666	—
Adjusted EBITDA	$11,665	$15,062
Percentage of total revenues	14.4%	17.0%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the Registration Statement entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations - Adjusted EBITDA Presentation”.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2013 and 2012.
The following table provides a breakdown of components of our gross profit for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$79,753	98.7%	$86,712	97.9%	(8.0)%
Other	1,048	1.3%	1,817	2.1%	(42.3)%
Total revenues	80,801	100.0%	88,529	100.0%	(8.7)%
Cost of revenues:
Network services	38,005	47.0%	42,124	47.6%	(9.8)%
Other	172	0.2%	640	0.7%	(73.1)%
Total cost of revenues	38,177	47.2%	42,764	48.3%	(10.7)%
Gross profit:
Network services	41,748	51.7%	44,588	50.3%	(6.4)%
Other	876	1.1%	1,177	1.4%	(25.6)%
Total gross profit	$42,624	52.8%	$45,765	51.7%	(6.9)%

Revenues
Revenues for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$72,679	89.9%	$77,949	88.0%	(6.8)%
Wholesale	5,473	6.8%	5,660	6.4%	(3.3)%
Access	1,601	2.0%	3,103	3.5%	(48.4)%
Total network services	79,753	98.7%	86,712	97.9%	(8.0)%
Other	1,048	1.3%	1,817	2.1%	(42.3)%
Total revenues	$80,801	100.0%	$88,529	100.0%	(8.7)%

Revenues from voice and data services decreased $5.3 million or 6.8% between 2012 and 2013. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $7.3 million, or 11.2%; revenues from cloud-based services increased $2.2 million, or 20.6%; and ancillary voice and data revenues decreased $0.2 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues decreased by $0.2 million or 3.3%. Access revenues decreased by $1.5 million or 48.4%. Access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of FCC-mandated rate decreases.  Other revenues decreased $0.8 million or 42.3% between 2012 and 2013.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $38.2 million for the three months ended March 31, 2013, a decrease of 10.7% from $42.8 million for the same period in 2012, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $29.0 million or 76.0% of our total cost of revenues for the three months ended March 31, 2013 compared to $32.8 million, or 76.7%, for the three months ended March 31, 2012. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, unbundled network element loop costs and T-1 costs, which totaled $6.4 million, $3.7 million and $10.0 million, respectively, for the three months ended March 31, 2013. Combined, these costs decreased by 10.9% between 2012 and 2013. These costs totaled $7.4 million, $4.3 million and $11.0 million, respectively, for the three months ended March 31, 2012.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $42.6 million for the three months ended March 31, 2013, a decrease of 6.9% from $45.8 million for the same period in 2012. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 52.8% in 2013 from 51.7% in 2012. This increase in gross profit as a percentage of revenue in 2013 is due primarily to shift toward T-1 and cloud-based services and our focus on customer and network optimization. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative

SG&A expenses were $31.2 million, 38.7% of revenues, for the three months ended March 31, 2013, a decrease of 1.0% from $31.5 million, 35.6% of revenues, for the same period in 2012. This decrease is primarily due to expenses related to professional fees associated with restructuring in 2013. In addition, both the three months ended March 31, 2013 and 2012 include the impact of payroll tax expenses that generally reach annual limitations by the end of each such period.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $8.4 million for the three months ended March 31, 2013, a decrease of 10.1% from $9.3 million for the same period in 2012. This decrease in depreciation and amortization expense is a result of property and equipment fully depreciating during 2012 and a reduction in the monthly amortization expense of our customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the three months ended March 31, 2013 was $0.5 million, a decrease of $0.4 million from $0.9 million included in our results of operations during the same period in 2012.
Interest

Interest expense was $4.4 million for the three months ended March 31, 2013, a decrease of 54.4% from $9.7 million for the same period in 2012. This decrease is primarily the result of the reduced principal and related interest on the Notes. Our effective annual interest rates for the three months ended March 31, 2013 and 2012 are as follows:

	Three Months Ended March 31,
	2013	2012
Interest expense	$4,420	$9,697
Weighted average debt outstanding	$152,693	$320,787
Effective interest rate	11.58%	12.09%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash, cash equivalents, our capital lease line and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million subject to certain borrowing base limitations. This facility was undrawn as of March 31, 2013. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of March 31, 2013 we had $1.9 million of capital lease obligations outstanding under our capital lease lines. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of March 31, 2013, we will require approximately $78.8 million in cash to service the interest due on the Notes throughout the remaining life of the Notes.
For the three months ended March 31, 2013, the Company incurred capital expenditures of $5.5 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $5.5 million as of March 31, 2013. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
Cash Flows from Operating Activities
Cash provided by operating activities was $8.3 million for the three months ended March 31, 2013, compared to cash used of $5.7 million for the same period in 2012. Our increase in cash flow from operating activities was primarily due to lower interest costs associated with the Notes.
Cash Flows from Investing Activities
Cash used in investing activities was $6.0 million for the three months ended March 31, 2013, compared to $5.9 million for the same period in 2012. During 2012, we collateralized several letters of credit with cash that were previously maintained as standby letters of credit under our former Revolving Credit Facility.
Cash Flows from Financing Activities
Cash flows used in financing activities was $0.4 million for the three months ended March 31, 2013, compared to $1.5 million for the same period in 2012. The change in cash flows from financing activities was primarily due to repayments on our Revolving Credit Facility of $1.0 million during 2012.

Application of Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying Unaudited Condensed Consolidated Financial Statements and Notes to Unaudited Condensed Consolidated Financial Statements provide a meaningful and fair perspective of our financial condition and our operating results.
We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. We believe the following critical accounting policies represent the more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements herein.
For more information, see the section of the Registration Statement entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates”.

Other Matters
At March 31, 2013, we had NOLs available totaling approximately $155.9 million, which begin to expire in 2019. As of March 31, 2013, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of the Notes with a fixed interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2013. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at March 31, 2013, was approximately $147.0 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. As previously reported in the Registration Statement, we identified a material weakness in our internal control over financial reporting with respect to our historical methodology for calculating deferred revenue and concluded that our internal control over financial reporting was not effective as of December 31, 2012. We believe we have taken appropriate actions to remediate the identified material weakness in order to improve our internal controls over financial reporting. As of March 31, 2013, these changes have been completed, implemented and documented. We expect that the testing of these remediations will be complete during 2013. Because these new controls have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated, management concluded that, as of March 31, 2013, there was a material weakness in internal controls over financial reporting related to accounting for deferred revenue. We have recorded appropriate adjustments so that the Unaudited Condensed Consolidated Financial Statements appearing in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2013, except for the actions taken to remediate the material weakness described above, there has been no other change to our internal controls over financial reporting.

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
For more information, see the section of the Registration Statement entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations”.

Item 1A.	Risk Factors
The risk factors contained in the Registration Statement which were set forth under the section entitled “Risk Factors” on pages 15 through 31 of the prospectus (the “Prospectus”) that forms a part of the Registration Statement, are incorporated herein by reference.  There have been no material changes in our risk factors from those set forth in the Prospectus.
These risks are not the only risks that we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 2013.

BROADVIEW NETWORKS HOLDINGS, INC.

By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director

By:	/s/ Corey Rinker
	Name:	Corey Rinker
	Title:	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Company’s Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Company’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	SCHEMA DOCUMENT

101.CAL	CALCULATION LINKBASE DOCUMENT

101.LAB	LABELS LINKBASE DOCUMENT

101.PRE	PRESENTATION LINKBASE DOCUMENT

101.DEF	DEFINITION LINKBASE DOCUMENT