Form 10-Q
period 2013-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2013-07-26
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2013
Common Stock, $.01 par value per share	9,999,945

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving the execution of our stated business plan and objectives. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review and update regularly. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks described under “Risk Factors” in the Prospectus that forms part of the Registration Statement on Form S-1 (File No. 333-187629) filed with the Securities and Exchange Commission (“SEC”) on March 29, 2013, as amended on April 30, 2013 and June 5, 2013 (the “Registration Statement”) as well as risks associated with:

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

•	continued industry consolidation;

•	restrictions in connection with our indenture governing the notes and credit agreement governing our revolving credit facility;

•	our ability to service our substantial indebtedness;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers, including but not limited to work stoppages;

•	the financial difficulties faced by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully integrate future acquisitions, if any;

•	misappropriation of our intellectual property and proprietary rights;

•	protection of and access to intellectual property essential to our network and products;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment;

•	fraudulent usage of our network and services; and

•	the failure to maintain effective internal controls over financial reporting.
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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,662	$9,736
Certificates of deposit	1,817	1,805
Accounts receivable, less allowance for doubtful accounts of $7,392 and $7,460	26,003	28,811
Other current assets	6,182	9,300
Total current assets	45,664	49,652
Property and equipment, net of accumulated depreciation of $214,487 and $199,534	64,232	68,381
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $45,236 and $44,139	5,164	6,261
Other assets	3,800	3,879
Total assets	$217,098	$226,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,637	$4,433
Accrued expenses and other current liabilities	17,514	20,361
Taxes payable	7,049	8,820
Deferred revenues	10,208	10,567
Current portion of capital lease obligations	1,762	1,818
Total current liabilities	40,170	45,999
101/2% Senior secured notes	150,000	150,000
Deferred rent payable	4,815	4,822
Deferred revenues	1,102	1,077
Capital lease obligations, net of current portion	315	1,080
Deferred income taxes payable	6,433	5,948
Other	454	792
Total liabilities	203,289	209,718
Stockholders’ equity:
Common stock — $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(293,083)	(290,199)
Total stockholders’ equity	13,809	16,693
Total liabilities and stockholders’ equity	$217,098	$226,411
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$80,458	$86,874	$161,259	$175,403
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	36,908	40,526	75,085	83,290
Selling, general and administrative	30,810	35,183	62,011	66,709
Depreciation and amortization	8,269	9,242	16,621	18,527
Total operating expenses	75,987	84,951	153,717	168,526
Income from operations	4,471	1,923	7,542	6,877
Reorganization items	(80)	—	(746)	—
Interest expense	(4,547)	(9,640)	(8,966)	(19,337)
Interest income	9	12	16	30
Loss before provision for income taxes	(147)	(7,705)	(2,154)	(12,430)
Provision for income taxes	(369)	(366)	(731)	(614)
Net loss	$(516)	$(8,071)	$(2,885)	$(13,044)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(2,885)	$(13,044)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	15,524	16,783
Amortization of deferred financing costs	—	1,552
Amortization of intangible assets	1,097	1,743
Amortization of bond premium	—	(624)
Provision for doubtful accounts	1,216	1,109
Write off of costs associated with refinancing	—	1,630
Deferred income taxes	485	485
Other	(337)	(342)
Changes in operating assets and liabilities exclusive of assets and liabilities acquired:
Accounts receivable	1,597	2,766
Other current assets	3,118	1,233
Other assets	79	(1,405)
Accounts payable	(796)	(776)
Accrued expenses, other current liabilities and taxes payable	(4,943)	(2,755)
Deferred revenues	(392)	(149)
Deferred rent payable	(7)	226
Net cash provided by operating activities	13,756	8,432

Cash flows from investing activities
Purchases of property and equipment	(10,451)	(10,738)
Cash paid to acquire the assets of Common Voices	(546)	—
Purchases of investment securities	—	(27,135)
Sales of investment securities	—	40,702
Other	(12)	594
Net cash (used in) provided by investing activities	(11,009)	3,423

Cash flows from financing activities
Proceeds from revolving credit facility	5,000	—
Repayments of revolving credit facility	(5,000)	(3,222)
Proceeds from capital lease financing	125	19
Payments on capital lease obligations	(946)	(1,007)
Net cash used in financing activities	(821)	(4,210)

Net increase in cash and cash equivalents	1,926	7,645
Cash and cash equivalents at beginning of period	9,736	22,924
Cash and cash equivalents at end of period	$11,662	$30,569

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)

1.	Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2012 contained in the Prospectus that forms part of the Registration Statement on Form S-1 (File No. 333-187629) filed with the SEC on March 29, 2013, as amended on April 30, 2013 and June 5, 2013 (the “Registration Statement”). The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
The financial information for the three and six months ended June 30, 2012 included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for such period. Specifically, for the three months ended June 30, 2012 revenue decreased by $25, cost of revenues decreased by $287, selling, general and administrative expenses decreased by $88 and depreciation and amortization expense decreased by $15. For the six months ended June 30, 2012, revenue decreased by $44, cost of revenues decreased by $575, selling, general and administrative expenses decreased by $176 and depreciation and amortization expense decreased by $31. For more information about these revisions, see the Notes to Consolidated Financial Statements in the Registration Statement.

2.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable reported in the consolidated balance sheets as of June 30, 2013 and December 31, 2012 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the Company’s 10 1/2% Senior Secured Notes due 2017 (the “Notes”) was $143,505 and $137,567 at June 30, 2013 and December 31, 2012, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

3. Acquisition

On March 28, 2013, the Company closed on an agreement to acquire software, related intellectual property and certain other assets of Common Voices, Inc. for $872, of which $546 was paid at closing, $219 was paid on July 2, 2013, and the remainder is to be paid in cash during the fourth quarter of 2013. The transaction was accounted for as a business combination. As of the date of this filing, the purchase price allocation has not been finalized. The assets acquired have preliminarily been allocated to property and equipment. This acquisition consolidates the proprietary technology underlying OfficeSuite®, providing the opportunity to further differentiate the Company’s services and reduce licensing, operating and support costs.

4. Recent Accounting Pronouncements
In July 2012, the accounting standard on evaluating the realizable value of indefinite-lived intangible assets other than goodwill was updated. The update allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this standard update is not expected to have a significant impact on the Company’s condensed consolidated financial statements since the Company does not currently have any indefinite-lived intangible assets.
In February 2013, the accounting standard update regarding reclassifications out of accumulated other comprehensive income was issued. This standard update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in our consolidated statements of income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The Company adopted this standard in the first quarter of 2013. The adoption of this standard update did not have a significant impact on the Company’s condensed consolidated financial statements.

5.	Commitments and Contingencies
The Company has employment and/or severance agreements with certain key executives as of June 30, 2013. These agreements provide for base salaries and in some cases performance bonuses. These agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $1,268 which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2013 was $5,044. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at June 30, 2013. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. During the three months ending June 30, 2013, the Company entered into an extension of a commercial agreement with its principal vendor expiring in 2016. This amendment no longer contains a provision regarding minimum purchase obligations, which were included in prior agreements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

6.	Debt
In August 2012, the Company filed for reorganization under Chapter 11 of title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York in order to effectuate a pre-packaged financial restructuring. In accordance with the plan of reorganization, the Company issued 10 1/2% Senior Secured Notes due 2017 with an aggregate principal amount of $150,000 and canceled approximately $316,209 of its 11 3/8% notes, including accrued interest. No other claims were compromised. The Company successfully concluded the bankruptcy and emerged from Chapter 11 on November 13, 2012.
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
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility with an aggregate principal amount of $25,000 (the “Revolving Credit Facility”) and certain other permitted indebtedness. There were no outstanding borrowings under this credit facility at June 30, 2013.

7.	Income Taxes
At June 30, 2013, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $159,164 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Registration Statement. Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business, includes forward-looking statements that involve significant risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Registration Statement. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts included in tables are presented in thousands.

Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized business (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based communication services in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a full suite of cloud-based systems and services to customers nationwide, with more than 100,000 active retail licenses on our flagship product offering, our cloud-based business communications platform named OfficeSuite®, which comprises a growing percentage of our overall revenue and the vast majority of our existing cloud-based revenue stream.
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
As of June 30, 2013, we provided our services to over 25,000 business customers nationwide. For the six months ended June 30, 2013, approximately 89% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 11% of our total revenue was generated from wholesale, carrier access and other market channels. For the six months ended June 30, 2013, we generated revenues of $161.3 million and Adjusted EBITDA of $24.4 million.

For the six months ended June 30, 2013, and the years ended December 31, 2012 and 2011, we recorded operating income of $7.5 million, $9.5 million and $27.2 million, respectively. For the six months ended June 30, 2013, and the years ended December 31, 2012 and 2011, we recorded net losses of $2.9 million, $35.3 million and $12.2 million, respectively. The reduction in operating income and larger net loss in 2012 was primarily the result of approximately $18.2 million of expenses incurred in connection with the restructuring and refinancing of our indebtedness and equity. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, competitive local exchange carriers (“CLECs”) and newer entrants such as Voice Over Internet Protocol (“VoIP”), wireless and other service providers. These factors are partially mitigated by several positive factors. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our VoIP services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by reducing costs of revenue and selling, general and administrative (“SG&A”) costs, by the achievement of operating efficiencies throughout the organization and by the net effect of non-recurring gains and losses, and the reduced interest on the Notes.

As of June 30, 2013, we had approximately 190 sales, sales management and sales support employees, including approximately 140 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuite® VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. During 2012, we began using alternate channels including web-based, search engine marketing and distribution partners in addition to our traditional channels.
We focus our sales efforts on communications intensive multi-location business customers who purchase multiple products. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates. We believe that the lack of focus from the incumbent local exchange carriers (“ILECs”) and cable companies on the SMB market has created a sustainable growth opportunity and have focused our strategies on providing SMB customers with a competitive communications solution.
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
For the six months ended June 30, 2013, revenue from these products and services represented 78% of our retail revenue with 19% of retail revenue generated by cloud-based communications services, 44% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the same period, T-1- and IP-based products represented approximately 81% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 43% of new retail sales while other T-1- and IP-based products represented 38% of new retail sales. From the first quarter of 2009 to the second quarter of 2013, cloud-based products and services have grown at a 26% compounded annual growth rate (“CAGR”).
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching (“MPLS”) platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of June 30, 2013, approximately 78% of our total installed lines were provisioned on-net.
In August 2012, we filed for reorganization under Chapter 11 of title 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York in order to effectuate a pre-packaged financial restructuring (the “Restructuring”). In accordance with the plan of reorganization, we issued the 10 1/2% Senior Secured Notes due 2017 (the “Notes”) in an aggregate principal amount of $150.0 million and canceled approximately $316.2 million of our 11 3/8% notes, including accrued interest. In addition, holders of our then outstanding 11 3/8% notes received their pro rata share of (i) 97.5% of 9,999,945 shares of newly issued common stock (subject to dilution by the exercise of warrants and equity pursuant to a future management incentive plan and board compensation) and (ii) the Notes. Holders of our then-existing preferred stock received their pro rata share of (i) 2.5% of 9,999,945 shares of newly issued common stock (subject to dilution by the exercise of warrants and equity pursuant to a future management incentive plan and board compensation) and (ii) two tranches of eight-year warrants to acquire shares of newly issued common stock representing, in the aggregate, up to 15.0% of the Company’s outstanding capital stock following the restructuring. No other claims were compromised. We successfully concluded the bankruptcy and emerged from Chapter 11 on November 13, 2012.
While we continue to believe that our projections and the underlying assumptions contained in the plan of reorganization contained a reasonable long-term forecast, the restructuring activities prior to the effective date of the Restructuring negatively impacted 2012 results as described below, and will have a negative effect on our results of operations for 2013 and 2014.
We believe the negative perception of our Restructuring resulted in lower new sales and the inability to attract certain key new employees, such as sales personnel during 2012. Hurricane Sandy also negatively impacted our results. The negative impact in both cases is expected to be short term in nature and not affect our long-term views of overall business prospects.
In addition, prior Company projections assumed that we would have limited excess liquidity and financial flexibility to invest in new growth initiatives. The final result of the Restructuring provided incremental liquidity and we have begun to invest in various revenue growth initiatives, including our direct sales force, channel partners and software development for our hosted VoIP product offering.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Voice and data services	88.9%	88.4%	89.4%	88.2%
Wholesale	7.2%	6.7%	7.0%	6.6%
Access	2.5%	2.9%	2.3%	3.2%
Total network services	98.6%	98.0%	98.7%	98.0%
Other	1.4%	2.0%	1.3%	2.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	45.5%	45.9%	46.3%	46.7%
Other cost of revenues	0.3%	0.8%	0.3%	0.8%
Selling, general and administrative	38.3%	40.5%	38.4%	38.0%
Depreciation and amortization	10.3%	10.6%	10.3%	10.6%
Total operating expenses	94.4%	97.8%	95.3%	96.1%

Income from operations	5.6%	2.2%	4.7%	3.9%
Reorganization items	(0.1)%	—%	(0.5)%	—%
Interest expense, net of interest income	(5.7)%	(11.1)%	(5.5)%	(11.0)%
Loss before provision for income taxes	(0.2)%	(8.9)%	(1.3)%	(7.1)%
Provision for income taxes	(0.4)%	(0.4)%	(0.5)%	(0.3)%

Net loss	(0.6)%	(9.3)%	(1.8)%	(7.4)%

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
For the six months ended June 30, 2013 approximately 89% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline has been 3.5% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from the first quarter of 2009 to the second quarter of 2013 at a 26% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the past several quarters with an average quarterly decrease of $1.0 million in the six months ended June 30, 2013 as compared to average quarterly decreases of $1.4 million in 2012, $1.8 million in 2011, $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 19% of our retail revenue and approximately 43% of new retail sales in the six months ended June 30, 2013. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

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
Our off-net network services cost of revenues consists of amounts we pay to Verizon, FairPoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. During the three months ended June 30, 2013, we entered into an extension of our Verizon commercial agreement which expires in 2016. Our AT&T commercial agreement expires in December 2014.
Our network services cost of revenues also include the fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services. Some of these agreements contain significant termination penalties and/or minimum volume commitments.
Gross Profit (exclusive of depreciation and amortization)
Gross profit (exclusive of depreciation and amortization), referred to herein as “gross profit”, as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, represents income from operations, before depreciation and amortization and SG&A. Gross profit is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as revenue, cost of revenue, and income from operations, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Income from operations	$4,471	$1,923	$7,542	$6,877
Depreciation and amortization	8,269	9,242	16,621	18,527
Selling, general and administrative	30,810	35,183	62,011	66,709
Gross profit	$43,550	$46,348	$86,174	$92,113
Percentage of total revenue	54.1%	53.4%	53.4%	52.5%
Gross profit is not a financial measurement prepared in accordance with GAAP. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Result of Operations — Gross Profit (exclusive of depreciation and amortization)” in the Registration Statement for our reasons for including gross profit data in this quarterly report and for material limitations with respect to the usefulness of this measurement.

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
Reorganization Items
Our expenses that result from the Chapter 11 reorganization activities are reported as reorganization items in our consolidated statements of operations. Our reorganization expenses consisted entirely of professional fees associated with the preparation of the Registration Statement.
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
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net loss	$(516)	$(8,071)	$(2,885)	$(13,044)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	8,269	9,242	16,621	18,527
Interest expense, net of interest income	4,538	9,628	8,950	19,307
Provision for income taxes	369	366	731	614

EBITDA	12,660	11,165	23,417	25,404
Severance and related separation costs	—	—	241	371
Professional fees related to strategic initiatives	—	4,661	—	5,112
Reorganization items	80	—	746	—
Adjusted EBITDA	$12,740	$15,826	$24,404	$30,887
Percentage of total revenues	15.8%	18.2%	15.1%	17.6%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the Registration Statement entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2013 and 2012.
The following table provides a breakdown of components of our gross profit for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$79,366	98.6%	$85,133	98.0%	(6.8)%
Other	1,092	1.4%	1,741	2.0%	(37.3)%
Total revenues	80,458	100.0%	86,874	100.0%	(7.4)%
Cost of revenues:
Network services	36,587	45.5%	39,848	45.9%	(8.2)%
Other	321	0.4%	678	0.8%	(52.7)%
Total cost of revenues	36,908	45.9%	40,526	46.7%	(8.9)%
Gross profit:
Network services	42,779	53.1%	45,285	52.1%	(5.5)%
Other	771	1.0%	1,063	1.2%	(27.5)%
Total gross profit	$43,550	54.1%	$46,348	53.3%	(6.0)%

Revenues
Revenues for the three months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$71,496	88.9%	$76,758	88.4%	(6.9)%
Wholesale	5,788	7.2%	5,848	6.7%	(1.0)%
Access	2,082	2.5%	2,527	2.9%	(17.6)%
Total network services	79,366	98.6%	85,133	98.0%	(6.8)%
Other	1,092	1.4%	1,741	2.0%	(37.2)%
Total revenues	$80,458	100.0%	$86,874	100.0%	(7.4)%

Revenues from voice and data services decreased $5.3 million or 6.9% between 2012 and 2013. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $7.5 million, or 11.8%; revenues from cloud-based services increased $2.0 million, or 17.7%; and ancillary voice and data revenues increased $0.2 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues decreased by $0.1 million or 1.0%. Access revenues decreased by $0.4 million or 17.6%. Access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communication Commission-mandated rate decreases.  Other revenues decreased $0.6 million or 37.2% between 2012 and 2013.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $36.9 million for the three months ended June 30, 2013, a decrease of 8.9% from $40.5 million for the same period in 2012, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $27.9 million or 75.7% of our total cost of revenues for the three months ended June 30, 2013 compared to $30.8 million, or 76.0%, for the three months ended June 30, 2012. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, unbundled network element loop costs and T-1 costs, which totaled $6.2 million, $3.5 million and $9.8 million, respectively, for the three months ended June 30, 2013. Combined, these costs decreased by 10.6% between 2012 and 2013. These costs totaled $7.0 million, $4.1 million and $10.7 million, respectively, for the three months ended June 30, 2012.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $43.6 million for the three months ended June 30, 2013, a decrease of 6.0% from $46.3 million for the same period in 2012. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 54.1% in 2013 from 53.3% in 2012. This increase in gross profit as a percentage of revenue in 2013 is due primarily to a shift toward T-1 and cloud-based services and our focus on customer and network optimization. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to seek to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative

SG&A expenses were $30.8 million, 38.3% of revenues, for the three months ended June 30, 2013, a decrease of 12.4% from $35.2 million, 40.5% of revenues, for the same period in 2012. This decrease is primarily due to professional fees incurred in 2012 in connection with the restructuring. These fees totaled $4.7 million, $1.6 million of which consisted of write-offs of discontinued refinancing costs and $3.1 million of other professional fees for the three months ended June 30, 2012.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $8.3 million for the three months ended June 30, 2013, a decrease of 10.5% from $9.2 million for the same period in 2012. This decrease in depreciation and amortization expense is a result of certain property and equipment fully depreciating during 2012 and a reduction in the monthly amortization expense of our customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the three months ended June 30, 2013 was $0.5 million, a decrease of $0.4 million from $0.9 million included in our results of operations during the same period in 2012.
Interest

Interest expense was $4.5 million for the three months ended June 30, 2013, a decrease of 52.8% from $9.6 million for the same period in 2012. This decrease is primarily the result of the reduced principal and the lower interest rate on the Notes. Our effective annual interest rates for the three months ended June 30, 2013 and 2012 are as follows:

	Three Months Ended June 30,
	2013	2012
Interest expense	$4,547	$9,641
Weighted average debt outstanding	$152,283	$318,851
Effective interest rate	11.94%	12.09%

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2013 and 2012.
The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$159,119	98.7%	$171,845	98.0%	(7.4)%
Other	2,140	1.3%	3,558	2.0%	(39.9)%
Total revenues	161,259	100.0%	175,403	100.0%	(8.1)%
Cost of revenues:
Network services	74,592	46.3%	81,972	46.7%	(9.0)%
Other	493	0.3%	1,318	0.8%	(62.6)%
Total cost of revenues	75,085	46.6%	83,290	47.5%	(9.9)%
Gross profit:
Network services	84,527	52.4%	89,873	51.2%	(5.9)%
Other	1,647	1.0%	2,240	1.3%	(26.5)%
Total gross profit	$86,174	53.4%	$92,113	52.5%	(6.4)%

Revenues
Revenues for the six months ended June 30, 2013 and 2012 were as follows:

	Six Months Ended June 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$144,175	89.4%	$154,707	88.2%	(6.8)%
Wholesale	11,261	7.0%	11,508	6.6%	(2.1)%
Access	3,683	2.3%	5,630	3.2%	(34.6)%
Total network services	159,119	98.7%	171,845	98.0%	(7.4)%
Other	2,140	1.3%	3,558	2.0%	(39.9)%
Total revenues	$161,259	100.0%	$175,403	100.0%	(8.1)%

Revenues from voice and data services have decreased $10.5 million or 6.8% between 2012 and 2013. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $14.8 million, or 11.5%; revenues from cloud-based services increased $4.2 million, or 19.1%; and ancillary voice and data revenues increased by $0.1 million.  The decrease in non-cloud core services was due to: i) line churn which, while improving in recent quarters, still exceeds line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues decreased modestly by $0.2 million or 2.1%. Carrier access revenues decreased $1.9 million or 34.6%. Access revenues decreased due to several factors, including: decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, lower per-minute rates charged to carriers as a result of FCC-mandated rate decreases, and the impact of increased disputes related to access charges. Other revenues decreased $1.4 million or 39.9% between 2012 and 2013.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $75.1 million for the six months ended June 30, 2013, a decrease of 9.9% from $83.3 million for the same period in 2012 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $56.9 million, or 75.8%, of our total cost of revenues for the six months ended June 30, 2013 and $63.6 million, or 76.4%, in the six months ended June 30, 2012. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $12.6 million, $7.2 million and $19.8 million, respectively, for the six months ended June 30, 2013. Combined, these costs decreased by 10.8% between 2012 and 2013. These costs totaled $14.3 million, $8.4 million and $21.7 million, respectively, for the six months ended June 30, 2012.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $86.2 million for the six months ended June 30, 2013, a decrease of 6.4% from $92.1 million for the same period in 2012. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.4% in 2013 from 52.5% in 2012. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative
SG&A expenses were $62.0 million, 38.4% of revenues, for the six months ended June 30, 2013, a decrease of 7.0% from $66.7 million, 38.0% of revenues, for the same period in 2012. This decrease is primarily due to the net effect of i) decreased professional fees in connection with the restructuring of $5.1 million, $1.6 million of which consisted of write-offs of discontinued refinancing costs and $3.5 million of other professional fees incurred in connection with the ongoing restructuring in 2012, and ii) increased expenses in 2013 for several new initiatives directed at supporting our revenue growth initiatives.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $16.6 million for the six months ended June 30, 2013, a decrease of 10.3% from $18.5 million for the same period in 2012. This decrease in depreciation and amortization expense was due primarily to a reduction in the monthly amortization expense on the customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the six months ended June 30, 2013 was $1.1 million, a decrease of $0.6 million from $1.7 million included in our results of operations during the same period in 2012.
Interest
Interest expense was $9.0 million for the six months ended June 30, 2013, a decrease of 53.4% from $19.3 million for the same period in 2012. This decrease is primarily the result of the reduced principal and related interest on the Notes. Our effective annual interest rates for the six months ended June 30, 2013 and 2012 are as follows:

	Six Months Ended June 30,
	2013	2012
Interest expense	$8,967	$19,338
Weighted average debt outstanding	$152,488	$319,819
Effective interest rate	11.76%	12.09%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand, our capital lease line and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million subject to certain borrowing base limitations. This facility was undrawn as of June 30, 2013. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of June 30, 2013 we had $1.5 million of capital lease obligations outstanding under our capital lease lines. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of June 30, 2013, we will require approximately $70.9 million in cash to service the interest due on the Notes throughout the remaining life of the Notes.
For the six months ended June 30, 2013, the Company incurred capital expenditures of $10.5 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to expected new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $5.0 million as of June 30, 2013. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
Cash Flows from Operating Activities
Cash provided by operating activities was $13.8 million for the six months ended June 30, 2013, compared to cash used of $8.4 million for the same period in 2012. Our increase in cash flow from operating activities was primarily due to lower interest costs associated with the Notes along with improvement in ordinary business operating activities.
Cash Flows from Investing Activities
Cash used in investing activities was $11.0 million for the six months ended June 30, 2013, compared to cash provided of $3.4 million for the same period in 2012. The change in cash flow from investing activities was due to the redemption of $13.6 million of investment securities converted into cash and cash equivalents in 2012. During 2012, we collateralized several letters of credit with cash that were previously maintained as standby letters of credit under our former revolving credit facility.
Cash Flows from Financing Activities
Cash flows used in financing activities was $0.8 million for the six months ended June 30, 2013, compared to $4.2 million for the same period in 2012. The change in cash flows from financing activities was primarily due to repayments on our revolving credit facility of $3.2 million, which occurred during 2012.

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
We consider an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operations or financial condition. We believe our critical accounting policies represent the more significant judgments and estimates used in the preparation of our Unaudited Condensed Consolidated Financial Statements herein.
For more information on our critical accounting policies and estimates, see the section of our Registration Statement entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates”.

Other Matters
At June 30, 2013, we had NOLs available totaling approximately $159.2 million, which begin to expire in 2019. As of June 30, 2013, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of June 30, 2013. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at June 30, 2013 was approximately $143.5 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. As previously reported in the Registration Statement, we identified a material weakness in our internal controls over financial reporting with respect to our historical methodology for calculating deferred revenue and concluded that our internal controls over financial reporting was not effective as of December 31, 2012. We believe we have taken appropriate actions to remediate the identified material weakness in order to improve our internal controls over financial reporting. As of June 30, 2013, these changes have been completed, implemented and documented. We expect that the testing of these remediations will be complete during 2013. Because these new controls have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated, management concluded that, as of June 30, 2013, there was a material weakness in internal controls over financial reporting related to accounting for deferred revenue. We have recorded appropriate adjustments so that the Unaudited Condensed Consolidated Financial Statements appearing in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls Over Financial Reporting
During the three months ended June 30, 2013, except for the actions taken to remediate the material weakness described above, there has been no other change to our internal controls over financial reporting.

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
For more information, see the section of the Registration Statement entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Legal Proceedings”.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2013.

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