Form 10-Q
period 2013-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2013-11-12
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2013

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2013
Common Stock, $.01 par value per share	9,999,945

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,578	$9,736
Certificates of deposit	1,819	1,805
Accounts receivable, less allowance for doubtful accounts of $7,425 and $7,460	24,690	28,811
Other current assets	7,323	9,300
Total current assets	48,410	49,652
Property and equipment, net of accumulated depreciation of $222,114 and $199,534	62,898	68,381
Goodwill	98,238	98,238
Intangible assets, net of accumulated amortization of $45,784 and $44,139	4,616	6,261
Other assets	3,778	3,879
Total assets	$217,940	$226,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,008	$4,433
Accrued expenses and other current liabilities	19,339	20,361
Taxes payable	6,597	8,820
Deferred revenues	9,990	10,567
Current portion of capital lease obligations	1,268	1,818
Total current liabilities	42,202	45,999
101/2% Senior secured notes	150,000	150,000
Deferred rent payable	4,818	4,822
Deferred revenues	1,099	1,077
Capital lease obligations, net of current portion	289	1,080
Deferred income taxes payable	6,675	5,948
Other	453	792
Total liabilities	205,536	209,718
Stockholders’ equity:
Common stock — $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(294,488)	(290,199)
Total stockholders’ equity	12,404	16,693
Total liabilities and stockholders’ equity	$217,940	$226,411
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$78,589	$82,657	$239,850	$258,060
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	36,693	40,753	111,779	124,043
Selling, general and administrative	30,569	34,380	92,579	101,088
Depreciation and amortization	8,175	8,990	24,795	27,518
Total operating expenses	75,437	84,123	229,153	252,649
Income (loss) from operations	3,152	(1,466)	10,697	5,411
Reorganization items	(327)	(1,428)	(1,072)	(1,428)
Interest expense	(3,945)	(9,467)	(12,913)	(28,804)
Interest income	10	13	25	43
Loss before provision for income taxes	(1,110)	(12,348)	(3,263)	(24,778)
Provision for income taxes	(295)	(355)	(1,026)	(969)
Net loss	$(1,405)	$(12,703)	$(4,289)	$(25,747)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(4,289)	$(25,747)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	23,150	24,904
Amortization of deferred financing costs	—	2,332
Amortization of intangible assets	1,645	2,614
Amortization of bond premium	—	(840)
Provision for doubtful accounts	1,122	1,214
Write off of costs associated with refinancing	—	1,630
Deferred income taxes	727	727
Other	(339)	(523)
Changes in operating assets and liabilities exclusive of assets and liabilities acquired:
Accounts receivable	3,004	46
Other current assets	1,977	(936)
Other assets	101	(1,154)
Accounts payable	575	(1,376)
Accrued expenses, other current liabilities and taxes payable	(3,351)	10,770
Deferred revenues	(613)	(375)
Deferred rent payable	(4)	305
Net cash provided by operating activities	23,705	13,591

Cash flows from investing activities
Purchases of property and equipment	(16,743)	(16,437)
Cash paid to acquire Common Voices	(765)	—
Purchases of investment securities	—	(41,034)
Sales of investment securities	—	40,703
Other	(14)	523
Net cash used in investing activities	(17,522)	(16,245)

Cash flows from financing activities
Proceeds from DIP credit facility	—	15,900
Proceeds from revolving credit facility	5,000	—
Repayments of revolving credit facility	(5,000)	(17,122)
Proceeds from capital lease financing	155	197
Payments on capital lease obligations	(1,496)	(1,437)
Other	—	(500)
Net cash used in financing activities	(1,341)	(2,962)

Net increase (decrease) in cash and cash equivalents	4,842	(5,616)
Cash and cash equivalents at beginning of period	9,736	22,924
Cash and cash equivalents at end of period	$14,578	$17,308

Supplemental disclosure of non-cash items
Reclassification of pre-petition liabilities to liabilities subject to compromise	—	16,209

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)

1.	Organization and Description of Business
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2012 contained in the Prospectus that forms part of the Registration Statement on Form S-1 (File No. 333-187629) filed with the SEC on March 29, 2013, as amended on April 30, 2013 and June 5, 2013 (the “Registration Statement”). The condensed consolidated financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
The financial information for the three and nine months ended September 30, 2012 included in the accompanying financial statements and notes thereto were revised from the amounts previously reported for such period. Specifically, for the three months ended September 30, 2012 revenue increased by $69, selling, general and administrative expenses decreased by $87 and depreciation and amortization expense decreased by $16. For the nine months ended September 30, 2012, revenue increased by $26, cost of revenues decreased by $575, selling, general and administrative expenses decreased by $263 and depreciation and amortization expense decreased by $46. For more information about these revisions, see the Notes to Consolidated Financial Statements in the Registration Statement.

2.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable reported in the consolidated balance sheets as of September 30, 2013 and December 31, 2012 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the Company’s 10 1/2% Senior Secured Notes due 2017 (the “Notes”) was $148,368 and $137,567 at September 30, 2013 and December 31, 2012, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

3. Acquisition

On March 28, 2013, the Company closed on an agreement to acquire software, related intellectual property and certain other assets of Common Voices, Inc. for $872, of which $546 was paid at closing, $219 was paid on July 2, 2013, and the remainder was paid on October 24, 2013. The transaction was accounted for as a business combination. As of the date of this filing, the purchase price allocation has not been finalized. The assets acquired have preliminarily been allocated to property and equipment. This acquisition consolidates the proprietary technology underlying OfficeSuite®, providing the opportunity to further differentiate the Company’s services and reduce licensing, operating and support costs.

4. Recent Accounting Pronouncements
In July 2012, the accounting standard on evaluating the realizable value of indefinite-lived intangible assets other than goodwill was updated. The update allows an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this standard update did not have a significant impact on the Company’s condensed consolidated financial statements since the Company does not currently have any indefinite-lived intangible assets.
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
The Company has employment and/or severance agreements with certain key executives. These agreements provide for base salaries and in some cases performance bonuses. These agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $1,268 which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at September 30, 2013 was $5,683. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at September 30, 2013. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. During 2013, the Company entered into an extension of a commercial agreement with its principal vendor expiring in 2016. This amendment no longer contains a provision regarding minimum purchase obligations, which were included in prior agreements.
The Company is, in the ordinary course of business, under audit with several taxing authorities. Any estimated liabilities are included in accrued expenses and other current liabilities at September 30, 2013. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

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
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility with an aggregate principal amount of $25,000 (the “Revolving Credit Facility”) and certain other permitted indebtedness. There were no outstanding borrowings under this credit facility at September 30, 2013.

7.	Income Taxes
At September 30, 2013, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $161,219 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized business (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based communication services in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer an extensive suite of cloud-based systems and services to customers nationwide, with more than 100,000 active retail licenses on our flagship product offering, our cloud-based business communications platform named OfficeSuite®, which comprises a growing percentage of our overall revenue and the vast majority of our existing cloud-based revenue stream.
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
As of September 30, 2013, we provided our services to over 25,000 business customers nationwide. For the nine months ended September 30, 2013, approximately 89% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 11% of our total revenue was generated from wholesale, carrier access and other market channels. For the nine months ended September 30, 2013, and the years ended December 31, 2012 and 2011 we generated revenues of $239.9 million, $340.9 million and $378.0 million, respectively and Adjusted EBITDA of $35.7 million, $60.2 million and $69.2 million, respectively.

For the nine months ended September 30, 2013, and the years ended December 31, 2012 and 2011, we recorded operating income of $10.7 million, $9.5 million and $27.2 million, respectively. For the nine months ended September 30, 2013, and the years ended December 31, 2012 and 2011, we recorded net losses of $4.3 million, $35.3 million and $12.2 million, respectively. The reduction in operating income and larger net loss in 2012 was primarily the result of approximately $18.2 million of expenses incurred in connection with the restructuring and refinancing of our indebtedness and equity. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, competitive local exchange carriers (“CLECs”) and newer entrants such as Voice Over Internet Protocol (“VoIP”), wireless and other service providers. These factors are partially mitigated by several positive factors. These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our VoIP services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services. Although our overall revenue has declined since 2008, we have partially mitigated the impact of the revenue decline on our overall operating results by various price increases, revenue assurance efforts, reducing costs of revenue and selling, general and administrative (“SG&A”) costs, by the achievement of operating efficiencies throughout the organization and the reduced interest on the Notes.
As of September 30, 2013, we had approximately 200 sales, sales management and sales support employees, including approximately 150 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers located within the footprint of our switching centers and approximately 260 colocations. We also offer our cloud-based solutions, including our OfficeSuite® VoIP solution, on a nationwide basis and have chosen our agent sales channel as our primary distribution channel for nationwide sales. During 2012, we began using alternate channels including web-based, search engine marketing and distribution partners in addition to our traditional channels.
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
For the nine months ended September 30, 2013, revenue from these products and services represented 78% of our retail revenue with 19% of retail revenue generated by cloud-based communications services, 44% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the same period, T-1- and IP-based products represented approximately 83% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 44% of new retail sales while other T-1- and IP-based products represented 39% of new retail sales. From the first quarter of 2009 to the third quarter of 2013, cloud-based products and services have grown at a 25% compounded annual growth rate (“CAGR”).
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching (“MPLS”) platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of September 30, 2013, approximately 78% of our total installed lines were provisioned on-net.
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

While we believe that our projections and the underlying assumptions contained in the plan of reorganization contained a reasonable long-term forecast, the activities prior to the effective date of the Restructuring negatively impacted 2012 and 2013 results as described below, and will continue to have a negative effect on our results of operations for the remainder of 2013 and 2014.
We believe the negative perception of our Restructuring resulted in lower new sales and the inability to attract certain key new employees, such as sales personnel during 2012 and continued into 2013. Hurricane Sandy also negatively impacted our results given our geographic concentration in the region. The negative impact in both cases is expected to be short term in nature and not affect our long-term views of overall business prospects.
In addition, prior Company projections assumed that we would have limited excess liquidity and financial flexibility to invest in new growth initiatives. The final result of the Restructuring provided incremental liquidity and we are investing in various revenue growth initiatives, including our direct sales force, channel partners and software development for our hosted VoIP product offering. The total cost of these initiatives in 2013 compared to 2012 is substantial and represents several million dollars of incremental spending. These investments and others commenced in a more significant manner in early 2013 and will continue to accelerate for the foreseeable future as we focus on various growth initiatives. In addition, we have a history of non-organic initiatives including mergers and acquisitions, and continue to evaluate these options.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Voice and data services	88.9%	90.8%	89.2%	89.0%
Wholesale	7.4%	7.0%	7.2%	6.7%
Access	2.0%	0.1%	2.2%	2.3%
Total network services	98.3%	97.9%	98.6%	98.0%
Other	1.7%	2.1%	1.4%	2.0%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	46.1%	48.5%	46.2%	47.3%
Other cost of revenues	0.6%	0.8%	0.4%	0.8%
Selling, general and administrative	38.9%	41.6%	38.6%	39.2%
Depreciation and amortization	10.4%	10.9%	10.3%	10.6%
Total operating expenses	96.0%	101.8%	95.5%	97.9%

Income (loss) from operations	4.0%	(1.8)%	4.5%	2.1%
Reorganization items	(0.4)%	(1.7)%	(0.4)%	(0.6)%
Interest expense, net of interest income	(5.0)%	(11.4)%	(5.5)%	(11.1)%
Loss before provision for income taxes	(1.4)%	(14.9)%	(1.4)%	(9.6)%
Provision for income taxes	(0.4)%	(0.5)%	(0.4)%	(0.4)%

Net loss	(1.8)%	(15.4)%	(1.8)%	(10.0)%

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
For the nine months ended September 30, 2013 approximately 89% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline has been 3.5% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from the first quarter of 2009 to the third quarter of 2013 at a 25% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved over the past several quarters with an average quarterly decrease of $1.2 million in the nine months ended September 30, 2013 as compared to average quarterly decreases of $1.4 million in 2012, $1.8 million in 2011, $2.4 million in 2010 and a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 19% of our retail revenue and approximately 44% of new retail sales in the nine months ended September 30, 2013. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.

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
Our off-net network services cost of revenues consists of amounts we pay to Verizon, FairPoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. During 2013, we entered into an extension of our Verizon commercial agreement which expires in 2016. Our AT&T commercial agreement expires in December 2014.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income (loss) from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income (loss) from operations	$3,152	$(1,466)	$10,697	$5,411
Depreciation and amortization	8,175	8,990	24,795	27,518
Selling, general and administrative	30,569	34,380	92,579	101,088
Gross profit	$41,896	$41,904	$128,071	$134,017
Percentage of total revenue	53.3%	50.7%	53.4%	51.9%
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
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(1,405)	$(12,703)	$(4,289)	$(25,747)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	8,175	8,990	24,795	27,518
Interest expense, net of interest income	3,935	9,454	12,888	28,761
Provision for income taxes	295	355	1,026	969

EBITDA	11,000	6,096	34,420	31,501
Severance and related separation costs	—	1	241	372
Professional fees related to strategic initiatives	—	4,675	—	9,787
Reorganization items	327	1,428	1,072	1,428
Costs associated with carrier settlement	—	2,800	—	2,800
Adjusted EBITDA	$11,327	$15,000	$35,733	$45,888
Percentage of total revenues	14.4%	18.1%	14.9%	17.8%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the Registration Statement entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2013 and 2012.
The following table provides a breakdown of components of our gross profit for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$77,279	98.3%	$80,938	97.9%	(4.5)%
Other	1,310	1.7%	1,719	2.1%	(23.8)%
Total revenues	78,589	100.0%	82,657	100.0%	(4.9)%
Cost of revenues:
Network services	36,258	46.1%	40,124	48.5%	(9.6)%
Other	435	0.6%	629	0.8%	(30.8)%
Total cost of revenues	36,693	46.7%	40,753	49.3%	(10.0)%
Gross profit:
Network services	41,021	52.2%	40,814	49.4%	0.5%
Other	875	1.1%	1,090	1.3%	(19.7)%
Total gross profit	$41,896	53.3%	$41,904	50.7%	—%

Revenues
Revenues for the three months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$69,834	88.9%	$75,025	90.8%	(6.9)%
Wholesale	5,842	7.4%	5,777	7.0%	1.1%
Access	1,603	2.0%	136	0.1%	1,074.8%
Total network services	77,279	98.3%	80,938	97.9%	(4.5)%
Other	1,310	1.7%	1,719	2.1%	(23.8)%
Total revenues	$78,589	100.0%	$82,657	100.0%	(4.9)%

Revenues from voice and data services decreased $5.2 million or 6.9% between 2012 and 2013. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $7.1 million, or 11.6%; revenues from cloud-based services increased $1.9 million, or 15.9%; and ancillary voice and data revenues were unchanged.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues increased by $0.1 million or 1.1%. Access revenues increased by $1.5 million, after considering a one-time settlement of access charges with another carrier which reduced revenue by $2.8 million in 2012. Excluding the nonrecurring settlement in 2012, our access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases.  Other revenues decreased $0.4 million or 23.8% between 2012 and 2013.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $36.7 million for the three months ended September 30, 2013, a decrease of 10.0% from $40.8 million for the same period in 2012, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $27.9 million or 75.9% of our total cost of revenues for the three months ended September 30, 2013 compared to $31.2 million, or 76.6%, for the three months ended September 30, 2012. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, unbundled network element loop costs and T-1 costs, which totaled $5.9 million, $3.5 million and $9.6 million, respectively, for the three months ended September 30, 2013. Combined, these costs decreased by 11.2% between 2012 and 2013. These costs totaled $6.6 million, $4.0 million and $10.8 million, respectively, for the three months ended September 30, 2012.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $41.9 million for the three months ended September 30, 2013 and 2012. As a percentage of revenues, gross profit increased to 53.3% in 2013 from 50.7% in 2012. This increase in gross profit as a percentage of revenue in 2013 is partially due to a settlement of disputed access revenue that occurred in 2012 that resulted in lower revenue without a corresponding reduction in cost of revenue. The impact of the settlement reduced gross profit by 1.6% in 2012. The increase is also due to a shift toward T-1 and cloud-based services and our focus on customer and network optimization. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to seek to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative

SG&A expenses were $30.6 million, 38.9% of revenues, for the three months ended September 30, 2013, a decrease of 11.1% from $34.4 million, 41.6% of revenues, for the same period in 2012. This decrease is primarily due to the net effect of i)decreased professional fees in connection with the restructuring of $4.7 million, $1.6 million of which consisted of write-offs of discontinued refinancing costs and $3.1 million of other professional fees, and ii) increased expenses in 2013 for several new initiatives directed at supporting our revenue growth initiatives.

We continue to look for additional cost savings in various categories including professional services.
Depreciation and Amortization

Depreciation and amortization expense was $8.2 million for the three months ended September 30, 2013, a decrease of 9.1% from $9.0 million for the same period in 2012. This decrease in depreciation and amortization expense is the result of certain property and equipment fully depreciating during 2012 and a reduction in the monthly amortization expense of our customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the three months ended September 30, 2013 was $0.5 million, a decrease of $0.4 million from $0.9 million included in our results of operations during the same period in 2012.
Interest

Interest expense was $3.9 million for the three months ended September 30, 2013, a decrease of 58.3% from $9.5 million for the same period in 2012. This decrease is primarily the result of the reduced principal and the lower interest rate on the Notes. Our effective annual interest rates for the three months ended September 30, 2013 and 2012 are as follows:

	Three Months Ended September 30,
	2013	2012
Interest expense	$3,945	$9,467
Weighted average debt outstanding	$151,817	$318,985
Effective interest rate	10.39%	11.87%

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2013 and 2012.
The following table provides a breakdown of components of our gross profit for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$236,399	98.6%	$252,783	98.0%	(6.5)%
Other	3,451	1.4%	5,277	2.0%	(34.6)%
Total revenues	239,850	100.0%	258,060	100.0%	(7.1)%
Cost of revenues:
Network services	110,851	46.2%	122,097	47.3%	(9.2)%
Other	928	0.4%	1,946	0.8%	(52.3)%
Total cost of revenues	111,779	46.6%	124,043	48.1%	(9.9)%
Gross profit:
Network services	125,548	52.4%	130,686	50.7%	(3.9)%
Other	2,523	1.0%	3,331	1.2%	(24.3)%
Total gross profit	$128,071	53.4%	$134,017	51.9%	(4.4)%

Revenues
Revenues for the nine months ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended September 30,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services	$214,009	89.2%	$229,732	89.0%	(6.8)%
Wholesale	17,104	7.2%	17,285	6.7%	(1.0)%
Access	5,286	2.2%	5,766	2.3%	(8.3)%
Total network services	236,399	98.6%	252,783	98.0%	(6.5)%
Other	3,451	1.4%	5,277	2.0%	(34.6)%
Total revenues	$239,850	100.0%	$258,060	100.0%	(7.1)%

Revenues from voice and data services have decreased $15.7 million or 6.8% between 2012 and 2013. Within voice and data services, revenues from core voice and data services, excluding cloud-based services, decreased $21.9 million, or 11.5%; revenues from cloud-based services increased $6.1 million, or 18.0%; and ancillary voice and data revenues increased by $0.1 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues decreased $0.2 million. Our carrier access revenues decreased $0.5 million or 8.3%, which reflects a one-time settlement that occurred in 2012. Excluding the nonrecurring access settlement, access revenues decreased due to several factors, including: decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, lower per-minute rates charged to carriers as a result of FCC-mandated rate decreases, and the impact of increased disputes related to access charges. Our other revenues decreased $1.8 million or 34.6% between 2012 and 2013.  Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $111.8 million for the nine months ended September 30, 2013, a decrease of 9.9% from $124.0 million for the same period in 2012 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $84.8 million, or 75.9% of our total cost of revenues for the nine months ended September 30, 2013 and $94.8 million, or 76.4%, in the nine months ended September 30, 2012. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $18.5 million, $10.7 million and $29.4 million, respectively, for the nine months ended September 30, 2013. Combined, these costs decreased by 10.9% between 2012 and 2013. These costs totaled $20.9 million $12.4 million and $32.5 million, respectively, for the nine months ended September 30, 2012.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $128.1 million for the nine months ended September 30, 2013, a decrease of 4.4% from $134.0 million for the same period in 2012. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.4% in 2013 from 51.9% in 2012. This increase in gross profit as a percentage of revenue in 2013 is partially due to a settlement of disputed access revenue that occurred in 2012 that resulted in lower revenue without a corresponding reduction in cost of revenue. The impact of the settlement reduced gross profit by 0.5% in 2012. The increase is also due to a shift toward T-1 and cloud-based services and our focus on customer and network optimization. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative
SG&A expenses were $92.6 million, 38.6% of revenues, for the nine months ended September 30, 2013, a decrease of 8.4% from $101.1 million, 39.2% of revenues, for the same period in 2012. This decrease is primarily due to the net effect of i) decreased professional fees in connection with the restructuring of $9.8 million, $1.6 million of which consisted of write-offs of discontinued refinancing costs and $8.2 million of other professional fees incurred in connection with the ongoing restructuring in 2012, and ii) increased expenses in 2013 for several new initiatives directed at supporting our revenue growth initiatives.

We continue to look for additional cost savings in various categories including professional services.
Depreciation and Amortization
Depreciation and amortization costs were $24.8 million for the nine months ended September 30, 2013, a decrease of 9.9% from $27.5 million for the same period in 2012. This decrease in depreciation and amortization expense is the result of certain property and equipment fully depreciating during 2012 and a reduction in the monthly amortization expense of our customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the nine months ended September 30, 2013 was $1.6 million, a decrease of $1.0 million from $2.6 million included in our results of operations during the same period in 2012.
Interest
Interest expense was $12.9 million for the nine months ended September 30, 2013, a decrease of 55.2% from $28.8 million for the same period in 2012. This decrease is primarily the result of the reduced principal and related interest on the Notes. Our effective annual interest rates for the nine months ended September 30, 2013 and 2012 are as follows:

	Nine Months Ended September 30,
	2013	2012
Interest expense	$12,913	$28,804
Weighted average debt outstanding	$152,263	$319,539
Effective interest rate	11.31%	12.02%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand, our capital lease line and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million subject to certain borrowing base limitations. This facility was undrawn as of September 30, 2013. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of September 30, 2013 we had $1.0 million of capital lease obligations outstanding under our capital lease lines. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of September 30, 2013, we will require approximately $70.9 million in cash to service the interest due on the Notes throughout the remaining life of the Notes.
For the nine months ended September 30, 2013, the Company incurred capital expenditures of $16.7 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to expected new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $5.7 million as of September 30, 2013. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
Cash Flows from Operating Activities
Cash provided by operating activities was $23.7 million for the nine months ended September 30, 2013, compared to $13.6 million for the same period in 2012. Our increase in cash flow from operating activities was primarily due to lower interest costs associated with the Notes along with improvement in ordinary business operating activities.
Cash Flows from Investing Activities
Cash used in investing activities was $17.5 million for the nine months ended September 30, 2013, compared to $16.2 million for the same period in 2012. The change in cash flow from investing activities was due to cash paid of $0.8 million for the acquisition of Common Voices and an increase in capital expenditures of $0.3 million during the nine months ended September 30, 2013. In addition, during 2012 we collateralized several letters of credit with cash that were previously maintained as standby letters of credit under our former revolving credit facility.
Cash Flows from Financing Activities
Cash flows used in financing activities was $1.3 million for the nine months ended September 30, 2013, compared to $3.0 million for the same period in 2012. The change in cash flows from financing activities was primarily due to repayments on the Revolving Credit Facility, net of borrowings under our former DIP Credit Facility, of $1.2 million, which occurred during 2012.

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

Other Matters
At September 30, 2013, we had NOLs available totaling approximately $161.2 million, which begin to expire in 2019. As of September 30, 2013, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of September 30, 2013. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at September 30, 2013 was approximately $148.4 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. As previously reported in the Registration Statement, we identified a material weakness in our internal controls over financial reporting with respect to our historical methodology for calculating deferred revenue and concluded that our internal controls over financial reporting was not effective as of December 31, 2012. We believe we have taken appropriate actions to remediate the identified material weakness in order to improve our internal controls over financial reporting. As of September 30, 2013, these changes have been completed, implemented and documented. We expect that the testing of these remediations will be complete during 2013. Because these new controls have not been in place long enough to provide sufficient assurances to support the conclusion that the above identified material weakness has been fully remediated, management concluded that, as of September 30, 2013, there was a material weakness in internal controls over financial reporting related to accounting for deferred revenue. We have recorded appropriate adjustments so that the Unaudited Condensed Consolidated Financial Statements appearing in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.
Changes in Internal Controls Over Financial Reporting
During the three months ended September 30, 2013, except for the actions taken to remediate the material weakness described above, there has been no other change to our internal controls over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2013.

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