Form 10-K
period 2013-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2014-03-31
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
Form 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2013
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
Since no public equity market exists for such shares, the aggregate market value of the common stock held by non-affiliates of the Company is not determinable.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, $.01 par value per share	9,999,945
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

In this report, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

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

•	continued industry consolidation;

•	restrictions in connection with our indenture governing the 10.5% Senior Secured Notes due 2017 (the “Notes”) and credit agreement governing our revolving credit facility;

•	our ability to service our substantial indebtedness;

•	government regulation;

•	increased regulation of Internet-protocol-based service providers;

•	vendor bills related to past periods;

•	the ability to maintain certain real estate leases and agreements;

•	interruptions in the business operations of third party service providers, including but not limited to work stoppages;

•	the financial difficulties faced by others in our industry;

•	the failure to retain and attract management and key personnel;

•	the failure to manage and expand operations effectively;

•	the failure to successfully integrate future acquisitions, if any;

•	misappropriation of our intellectual property and proprietary rights;

•	protection of and access to intellectual property essential to our network and products;

•	the possibility of incurring liability for information disseminated through our network;

•	service network disruptions due to software or hardware bugs of the network equipment;

•	fraudulent usage of our network and services; and

•	the failure to maintain effective internal control over financial reporting.

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
Company Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized business (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based unified communication services (“UCaaS”) in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a full suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide and have more than 100,000 active licenses on our flagship product OfficeSuite® Phone and an additional 80,000 licenses sold through other service providers. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream.
Our product portfolio provides bundled packages that include cloud-based services and network connectivity with a focus on addressing the productivity, flexibility, security and business continuity needs of end users. In addition, our growth initiatives focus direct sales efforts on communications-intensive multi-location business customers who require multiple products and customers who are likely users of our cloud-based services. These customers generally purchase higher-margin services in multi-year contracts, resulting in higher customer retention rates and higher average monthly recurring revenue. For customers located within the footprint of our approximately 260 colocations in the Northeast and Mid-Atlantic regional markets, we offer additional IP-based and traditional communications services utilizing our network infrastructure.
We benefit from software development expertise, proprietary technology and a strong next-generation IP network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. For the year ended December 31, 2013, approximately 82% of all new revenue installed during the period was provisioned on our next-generation IP network.
We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. We sell through multiple channels including a direct sales force primarily located in the Northeast, sales agents nationwide, and expanded efforts in wholesale and web marketing. We have strategic partnerships under the RCA brand and other nationwide distributors who market and sell technology to thousands of Value Added Resellers.
As of December 31, 2013, we provided our services to approximately 25,000 business customers nationwide. In 2013, cloud-based services, including bundled and standalone services, generated 21% of total retail voice and data revenue, up from 7% in 2009. Revenue for these services has grown at approximately a 20% compound annual growth rate (“CAGR”) since 2009. Approximately 50% of our current cloud-based recurring revenue stream is from customers who were previously purchasing other services from us. As the benefits of cloud-based service offerings are more widely adopted by the customers we serve, we anticipate we will convert a growing percentage of our existing customers to our cloud-based service offerings.
We are investing in our cloud-based solutions, specifically by expanding the features and technology of our cloud-based unified communications system and expanding our portfolio of cloud computing services. We provide comprehensive network connectivity to our customers, utilizing our own network and the networks of other carriers through direct interconnections. Integrating cloud-based services and access enable us to offer SMB and enterprise customers unique business solutions on a cost-effective basis.
Products and Services
We provide our customers with a comprehensive array of cloud-based communications and IT products and services, including hosted UCaaS, virtual and dedicated servers or infrastructure as a service (“IaaS”), hosted virtual desktop, software as a service (“SaaS”), circuit-switched and IP-based voice and data communications services , as well as value-added products and professional IT services. Our business is to deliver complete solutions to our target customers, with a focus on helping them solve their critical and complex infrastructure, productivity, security and business continuity needs through a combination of products and services.

The following table summarizes our product and service offerings:

CLOUD SERVICES	PROFESSIONAL IT SERVICES	T-1 BASED & TRADITIONAL OFFERINGS
OfficeSuite® Phone solutions	Equipment Consulting & Sales	Dedicated & Switched Access
OfficeSuite® Call Center Services	IT Project Outsourcing	Dedicated Internet Access
Video Conferencing and Collaboration	Network Design and Implementation	Ethernet Networking
Hosted Microsoft Exchange®	Network Integration	MPLS Networking
Data Backup & Recovery	Customer Service Management Portal	Dynamic IP Integrated Voice & Data
Application Virtualization	Managed Router	Local, Regional & Long Distance
Hosted Dedicated and Virtual Servers		Audio Conferencing
Hosted Virtual Desktops		Toll-free
IP Voice Services (VoIP and SIP)
Data Center & Collocation Services
Internet Policy Management
Firewall / Network Security
Online Fax Services
Virtual Private Networks
Cloud Services
Unified Communications as a Service. OfficeSuite® Phone, our easy-to-use cloud-based unified communications platform, provides customers with high-quality, easy-to-use phones and equipment, advanced voicemail, online fax services, an unlimited calling plan and customer website for easy administration. The product includes disaster avoidance and recovery capabilities, a converged IP network, intuitive management tools, 24×7 expert network monitoring, ongoing product upgrades and enhancements. Customers can choose from a wide range of LCD phones and connectivity options at various price points. An optional capability, OfficeSuite® Call Center Services, provides robust call center capabilities, including advanced call routing, queuing, call recording, easy-to-use reporting and dashboard functionality.
Software as a Service/Infrastructure as a Service/Hosted Virtual Desktop. Our cloud-based computing product offerings include individual and bundled packages of subscription-based software and infrastructure services. Businesses can access cloud-based versions of Microsoft Exchange®, Microsoft Office® and other Microsoft products and thousands of other business applications. We provide packages that incorporate a robust set of mobility and remote employee features, a full suite of backup tools for desktop and server data, and both virtualized and dedicated server solutions.
Professional IT Services
Our professional IT services provide customers with the expertise and tools needed to make the services and technology we offer work for them. Customers can utilize our certified technicians and engineers on a project basis to help install, deploy and integrate systems. We also provide software tools and online applications that allow customers to, in real time, monitor system performance, create and view reports and make changes to their services.
T-1 Based & Traditional Services
Integrated Services. We offer integrated voice and data packages to small- and medium-sized businesses, including a variety of service options designed to accommodate our customers’ needs. Our integrated offerings result in performance and cost efficiencies, as compared to discrete services purchased from separate competing carriers. We also provide multiple products in a bundle to increase utilization of a common circuit. Services are delivered over a variety of high-bandwidth broadband access methods including high bandwidth Ethernet services, Ethernet-over Copper (EoC) and one or more IP-based T-1s. These integrated packages drive increased revenue per customer and higher customer retention. We offer an IP-based integrated T-1 service leveraging our MetaSwitch® IP-based call agents and media gateways and our MPLS network to deliver highly flexible voice and data services.

Voice Services. We offer voice services over the Internet and our next-generation IP network to customers with or without customer premise equipment, in order to meet the needs of large and small customers who either use their own premises-based communications system or who have basic needs. This includes customers who may have their own IP phone system, use a traditional fax machine or small customers with limited communications needs. We use UNE-Ls, EoC, digital T-1 lines and, in certain instances, our commercial agreements with other providers to service our customers.
Data Services. Our data service offerings are designed to provide a full range of services targeted at businesses that require single or multipoint high-speed, dedicated data connections. We provide Internet access and networking service on our networks via Switched Ethernet T-1, DS3, EoC or DSL, depending on our customer’s bandwidth and security needs. Our multiprotocol label switching (“MPLS”) and IP VPN data network services include multiple classes of service for differentiated levels of QoS, service level agreements and security. In addition, through arrangements with national IP network providers, we offer these services on a nationwide basis to those of our business customers who have locations outside of our network footprint. These services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also providing high-speed access to the Internet.
Sales and Marketing
Our retail sales organization consists of five separate sales channels: direct sales, agent partners, VARs/nationwide distributors/strategic partnerships, web marketing and customer care operations. We also work with organizations and individuals who refer business to Broadview through personal networking. Each channel enables us to provide a bundled product offering of cloud-based services, voice and data communications, hardware and managed network services through a consultative analysis of each customer’s specific needs. We will continue to work to help existing customers move to cloud-based services to ensure they have the tools needed to evolve their business and to further ensure loyalty.
Marketing support is provided to our sales channels in many forms, including marketing communications support and leads. In addition, marketing provides online and printed materials, sales promotions and vertical marketing programs.
We also offer services to other carriers and resellers through our Wholesale division. The Wholesale division leverages our cloud-based services expertise, next-generation technology development, network strength and our leading back office automation systems to deliver a reseller-branded suite of cloud-based voice, data, IP and integrated services for resale, where the reseller retains the customer relationship and is responsible for sales, customer care and billing.
Industry and Competition
Overview
The communications industry was once defined by voice services (local, regional and long-distance); data services (Internet access and networking) and equipment providers. As the role of information technology advances in today’s business environment, the roles of security, software and hardware have become increasingly important for both SMB and enterprise organizations and are increasingly integrated with the communications needs of these entities.
The cloud-services market has expanded rapidly as high-speed network access has become more readily available and as new technology has allowed enterprise-grade systems (hardware and software) to be deployed inside a service provider’s network for end user availability. Many cloud service providers emerged offering various services that are “hosted” in the cloud. For example, dedicated servers have been collocated inside of provider owned facilities and rented out on a subscription basis. Technology advancements allowed for servers to be “virtualized” for fractional use by end-users to improve utilization of assets and to make computing resources even more cost-effective for customers whose needs didn’t demand dedicated resources.
Many service providers have adopted a “hosted” and “virtualized” approach to applications and systems to provide services. Private Branch Exchange phone systems, Customer Relationship Management (“CRM”) and Enterprise Resource Management platforms, and other similar systems are now capable of being provided in a hosted cloud environment. These developments have allowed market participants to change their revenue models from typical one-time purchases of software and equipment to monthly or annual subscriptions where access to the equipment, software and features is essentially rented by the customer. Economies of scale have allowed service providers to offer functionality which previously was only cost effective for larger enterprises to a larger base of small- and medium-sized customers.

Today, the market for cloud-based services is expanding rapidly as businesses look for opportunities to improve operational efficiency, accessibility and employee productivity, while reducing risk. As a cloud service provider with the infrastructure, experience and support mechanisms already developed and in place, Broadview offers a portfolio of cloud-based services that address the communications and information technology needs of SMBs and enterprise customers.
The market for communications services, particularly local voice, has been historically dominated by the Incumbent Local Exchange Carriers (“ILECs”) in the United States. These carriers include Verizon Communications, Inc. (“Verizon”), AT&T, Inc. (“AT&T”), CenturyLink Inc., Frontier Communications Corporation (“Frontier”), FairPoint Communications Inc. (“Fairpoint”), and Windstream Corporation (“Windstream”). While the ILECs own the majority of the local exchange networks providing basic network access in their respective operating regions, competitive communications providers hold significant market share. In recent years, the number of competitive communications providers in the United States has been reduced by industry consolidation and the leading cable companies (“CATVs”) have entered the residential and business communications markets, thereby reducing the market share held by ILECs.
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
Historically, we believed that ILECs and CATVs did not adequately focus on SMB customers, which created a sustainable growth opportunity for competitive providers to service SMB customers with a broad array of services, including both traditional access services and cloud-based services. While we believe the opportunity still exists, the ILECs and CATVs are improving their ability to attract and serve our target customers.
Increased complexity in delivering communications and IT services, together with what has been a challenging economic climate has driven business customers to evaluate alternative approaches, including cloud-based products and services. As competitive pressures have commoditized more access services, we believe cloud-based services represent growth opportunities for competitive providers who are successful in tailoring cloud-based services to the needs of customers.
The cloud-based services and the access services industries are highly competitive. We believe we compete principally by offering focused customer service, accurate billing, a broad set of services and systems and competitive pricing. We compete with various different types of service providers, including companies focused solely on cloud-based services as well as ILECs, CATVs, internet service providers, premises-based and hosted Voice Over Internet Protocol (“VoIP”) phone system and service providers, competitive local exchange carriers (“CLECs”), wireless companies., interexchange carriers, and other market participants, including vendors, installers and communications management companies.
Our Strengths
Cloud-Based Product Suite. As a Cloud Service Provider, we offer SMB and enterprise customers a variety of cloud-based services that allow organizations to move infrastructure and software into the cloud, for more ubiquitous, secure and cost-effective delivery. Services include OfficeSuite® Phone, our cloud-based unified communications system, hosted Microsoft Exchange®, hosted Microsoft SharePoint®, hosted virtual desktops, hosted virtual and dedicated servers, data backup and recovery, and archiving, compliance and eDiscovery services, as well as a full complement of cloud-based security services.
Recognized Industry Leader and Innovator. We have received industry recognition for our innovative use of technology, our product development and our customer care.
Large, Diversified Customer Base. We have approximately 25,000 SMB and enterprise customers who constitute a predictable base of recurring revenue and high quality customer relationships. We believe many of these organizations are looking to move into the cloud with an experienced provider.
Foundation of Recurring Revenue and Visibility Into Revenue and Cash Flows. Our diversified product set and our care for our customers has resulted in favorable quality of revenue trends and improving churn rates that we believe give us good forward visibility into revenue and cash flows. Our deployment of capital is largely success-based, meaning outlay is incurred incrementally only as we add new customers and new recurring revenue.
Customer Service. We closely monitor key operating and customer service performance metrics. Capturing and analyzing this information allows us to improve our internal operating functions, drive profitable revenue growth and quickly respond to changes in demographics, customer behavior and industry trends.

Software Design and Development. We have expertise in software design and development. This expertise extends through to customization and integration of commercially available software products, as well as development and enhancement of our proprietary unified cloud communications products and services. Specifically:
Proprietary Unified Communications Platform. We own the intellectual property and assets of our core cloud-based communications service platform OfficeSuite® Phone, including the unified messaging and call center services technologies. As a result, we have direct control of the ongoing development and evolution of the services offered and the technology applied, minimizing license fees and directly controlling schedules and priorities. This allows us to deliver unique solutions to our customers and target markets, including integrations with Salesforce.com®, Advatel and other software and industry applications, differentiating OfficeSuite® from other service provider offerings.
Integrated OSS Infrastructure. We own and develop our internal operations and enterprise management software systems (our OSS), allowing us to continually innovate, develop and deliver automation across our product suite. Further leveraging our in-house software development expertise, we are continuing to evolve self-service tools and additional automation capabilities including integrations of the Salesforce.com® platform into our front-end sales processes. At the end of 2013, our in-house development team delivered an entirely new and fully automated customer purchasing and service delivery portal, in association with the introduction of our new OfficeSuite Simplicity™ product, targeted at the small business customer.
Facilities-Based Network Infrastructure. We own and operate an IP-based network for the development and delivery of cloud-based services. Our northeastern U.S. network topology incorporates traditional and EOC access technologies, enabling us to cost-effectively provide data services in the Northeast and nationwide utilizing partner carriers.
Experienced Management Team. Our team of senior executives and operating managers has an average of more than 25 years in the industry and expertise integrating acquired assets with existing assets. In connection with our history of mergers and acquisitions, our senior management team has successfully consolidated back-office systems and processes into a single OSS, integrated operations and cultures, and combined products, strategies and sales channels.
Our Markets
We currently target SMB and enterprise customers nationwide with cloud-based services. Previously, our focus had been solely on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. While these markets remain important markets for us, our focus has evolved to a nationwide focus. We believe next-generation cloud- and IP-based communications services will continue to gain market share with SMB and enterprise customers. Market research estimates that the U.S. cloud service market is expected to grow from $22.8 billion in 2012 to $43.2 billion by 2016. Additionally, we believe cloud-based services allow us to address a greater percentage of an SMB customer’s overall telecom and IT spending budget. As technology and network alternatives have evolved, it has become cost effective to offer our cloud-based communications services and products nationwide.
Our Revenue and Customers
Our customer base consists of SMB and enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States. Approximately 89% of our total revenue is generated from retail end users in a wide array of industries including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others with less than 2% coming from residential customers. Approximately 11% of total revenue is generated from wholesale, carrier access and other sources. Our wholesale line of business serves other communications providers with voice and data services including cloud-based services, data colocation and other value-added products and services. Similar to our retail revenue, approximately 20% of our wholesale revenue stream consists of cloud-based services.
We have been a provider of cloud-based communications services to our retail customers in our Northeast and Mid-Atlantic markets since 2005 and have been providing these services nationwide since late 2009. The following table shows the trend of our cloud-based revenue for the years ended December 31, 2009 through December 31, 2013:

	Year Ended December 31,
$ in millions	2009	2010	2011	2012	2013
Retail cloud-based revenue	$27.5	$33.0	$41.9	$50.6	$57.7
% growth		20.2%	26.8%	20.9%	14.0%

We target larger SMB and enterprise customers, typically generating over $500 in Monthly Recurring Revenue (“MRR”), with direct and agent sales forces and through strategic partnerships. These customers generally purchase higher margin cloud-based services in multi-year contracts resulting in higher customer retention rates and profitability. The average MRR across our entire base of business customers has increased from approximately $553 at December 31, 2009 to approximately $807 at December 31, 2013. The following table shows the trend in average MRR per business customer as of the last month of each period:

	Year Ended December 31,
	2009	2010	2011	2012	2013
Average MRR per Business Customer	$553	$610	$674	$747	$807
For the month of December 31, 2013, 88% of our retail revenue was generated by customers whose MRR is greater than $500, and approximately 73% was generated by customers with MRR of greater than $1,000 per month. The following table shows the five-year trend in the composition of our retail revenue base in terms of monthly spend as of the last month of each period:

Trended MRR by Customer Size	Year Ended December 31,
	2009	2010	2011	2012	2013
$0 - $500	19%	16%	14%	13%	12%
>$500 - $1000	17%	18%	17%	16%	15%
>$1,000	64%	66%	69%	71%	73%

	100%	100%	100%	100%	100%
Although we continue to focus on serving larger customers, due to our recent product additions and because we now offer our services nationwide, we are more focused on the application portion (cloud-based services) of the potential revenue stream, in preference to the access portion (T-1 and IP voice and data circuits). Access, or last mile connectivity, is the primary function and focus of the traditional telecommunications providers (ILECs, CLECs, CATVs). Although historically we focused on the access portion, we believe that as a result of technology evolution in our industry, access is increasingly commoditized and there are numerous alternatives for access services at competitive prices. As such, we focus our new sales efforts on the application portion of the revenue stream which we believe provides the greatest “value add” to the customer, often allowing the customer to choose their own method of access from a variety of access providers. Within our network footprint, we continue to offer access services at competitive prices.  In late 2013, we launched OfficeSuite Simplicity™ to target smaller businesses who require Unified Communications services. We sell and deliver these services in a highly automated fashion, often without any customer to Broadview employee contact during much of the sales and installation process. This level of automation allows us to cost-effectively serve smaller, lower revenue potential customers at similar profitability levels as the larger customers we target.
As a result of our evolution in focus from access to application and the introduction of the OfficeSuite Simplicity™ product, our average revenue per new customer and our average revenue per existing business customer may flatten or decrease. In many circumstances, particularly outside of our network footprint, we anticipate being able to generate similar profitability on each new customer, albeit at lower revenue per customer when we do not capture the access revenue stream. The application portion of the targeted revenue streams offers higher percentage margins and therefore similar profitability on the new revenue we generate from the customers we target.

Customer Service and Retention
We have been able to improve our average monthly revenue loss level from 2.3% for the year ended December 31, 2009 to 1.7% for the year ended December 31, 2013, in part due to our continued shift towards larger customers, our focus on improving customer service and our focus on cloud-based products. The following chart shows the five-year trend for each year for the years ended December 31, 2009 through 2013.

	Year Ended December 31,
	2009	2010	2011	2012	2013
Average Monthly Revenue Loss (1)	2.3%	2.1%	1.8%	1.7%	1.7%
(1)     Our calculation of revenue loss is a comprehensive metric and may not be comparable to revenue loss or churn metrics reported by other companies in the industry.
We service customers in a multi-tiered, multi-channel approach. Our inbound contact center, 1-800-BROADVIEW, is staffed 24 hours per day, 7 days per week, 365 days per year both internally and through a third party agency, who handle all aspects of a customer’s questions, payments, repairs, changes of service, and new service requests. Larger customers are serviced through our dedicated support, project and sales representatives assigned to each customer.
Customers can choose to utilize our interactive voice response system for automated support and our award-winning e-Care Enterprise web-based application that provides an array of self management tools for customers and partners.

Providing a superior customer experience is a major focus of our customer relationship management team. We collect statistical and direct feedback from customers regarding their satisfaction, after recent service experience and after disconnect, and use the information to refine and improve our processes as well as to measure the effectiveness of the organization.
Our Network
Our network architecture leverages multiple data centers and hundreds of collocations connected by IP and MPLS technologies from Juniper Networks and Cisco Systems, VoIP softswitch from MetaSwitch, call agents and gateways, EoC and other broadband access, to deliver cloud-based unified communications and computing services to our customers. We reach our customers through the customers own Internet access or by providing access on our own network or leveraging last mile connections thorough carrier agreements.
Data Centers
We operate three data centers located within our central offices, which we utilize primarily for providing space, power and services for hosting customer-owned equipment as well as for hosting our OSS and servers. In addition, we provide our cloud computing services through cloud services partners, leveraging multiple data centers in diverse geographic locations nationwide.
Fiber Network and Fiber Equipment
We operate a multi-state fiber network consisting of local metropolitan fiber rings and interstate long haul fiber systems. The fiber network consists of our owned fiber, dark fiber, Indefeasible Right of Use (“IRU”), and light-wave IRU from multiple providers. We have approximately 3,000 fiber route miles consisting of both our owned fiber and dark fiber, primarily pursuant to IRUs.
Service Agreements with Carriers
We obtain last mile access services from Verizon through state-specific interconnection agreements, commercial agreements, local wholesale tariffs and interstate contract tariffs. We also maintain agreements with a number of other carriers for the provision of network facilities, including fiber routes and high capacity loops and transport, internet service providers, and local voice and data services. These agreements often provide cost-effective alternatives to enable last mile connections to customers.
For more information, see the section entitled “Risk Factors - Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.”

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
Sales, Order Entry and Provisioning Systems
Our sales automation, order entry and provisioning systems enable us to collect, leverage, distribute and manage sales leads, shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with iLead, a unified web-based customer relationship management portal based on the Salesforce.com® platform, which offers an extensive array of sales tools and capabilities, including lead and funnel management, sales forecasting, hierarchical dashboards and reports, and full automation from proposal generation to e-signature to sales close.
To support our indirect sales forces, we created AgentTrak, a purpose built variant of iLead. Through our iLead and AgentTrak portals, our sales team, agents and other indirect sales teams can track order status, trouble reports and commissions in real-time.
Customer Relationship Management System
Our CRM solutions include e-Care Enterprise and OpenCafe. E-Care Enterprise, a recipient of multiple awards for customer service and applications of business technology, allows our customers to directly monitor and manage their accounts and services online. OpenCafe, our internal CRM application, provides our customer service representatives with real time access to all information pertinent to the customer, in an organized and easy to use front-end system. In addition, OpenCafe is directly coupled with our trouble ticketing and repair tracking systems, allowing instant access to repair status and reporting. We continue to develop and implement improvements to E-Care Enterprise and OpenCafe, delivering more capabilities to our customer service representatives and customers.
Our in-house developed billing system enables us to run multiple bill cycles with full color for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage and providing billing information on-line via our e-Care Enterprise website. Our automated collections management system, integrated with our billing system, allows us to increase the efficiency of the collections process, which accelerates the collection of accounts receivable.
Network Management Systems
Our network management systems include core licensed applications, such as TEOCO Corporation’s Netrac. With these core licensed applications, our in-house software developers have, through APIs, developed overarching control and management software applications to leverage these systems on an automated basis, and coupled the functionality to our business support applications to deliver seamless service, provisioning and billing. In addition, we have leveraged these applications to deliver Web-D, our work force management, project scheduling, assigning and tracking application, maximizing the efficiency of our field workforce.
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third party non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. No individual patent, trademark or copyright is material to our business. We own a collection of patents registered in the United States, Canada and other countries relating to network design and technology for the delivery of enhanced voice services, as well as a process patent relating to our network hot-cut process. We have granted security interests in our trademarks, copyrights and patents to our lenders pursuant to the Company's $25.0 million revolving credit facility (the “Revolving Credit Facility”) and the indenture governing the outstanding Notes.
Employees
As of December 31, 2013, we had approximately 815 employees, including approximately 150 quota-bearing representatives in all sales channels. In addition, we had approximately 200 associates at December 31, 2013 working on our behalf, but employed by a service partner to the Company. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.

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
See also “Directors, Executive Officers and Corporate Governance - Code of Business Conduct and Ethics” for more information regarding our Code of Business Conduct and Ethics.

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
The Federal Communication Commission (the “FCC”) has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services. State regulatory public utility commissions generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may regulate aspects of our business through zoning requirements, permit or right-of-way procedures, and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and state public utility commissions do not regulate Internet, video conferencing, or certain data services, although the underlying communications components of such offerings may be regulated. Our operations also are subject to various environmental, building, safety, health, and other governmental laws and regulations.
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
The Telecommunications Act of 1996 (the “Telecommunications Act”) amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. Under the Telecommunications Act, any entity, including cable television companies and electric and gas utilities, may enter any communications market, subject to reasonable state certification requirements and regulation of safety, quality and consumer protection. Because aspects of the Telecommunications Act remain subject to numerous federal and state policy rulemaking proceedings and judicial review, there is still ongoing uncertainty as to the ultimate impact it will have on us. The Telecommunications Act was intended to increase competition. Among other things, the Telecommunications Act opened the local exchange services market by requiring ILECs to permit competitive carriers to interconnect to their networks at any technically feasible point and required them to utilize certain parts of their networks at FCC-regulated (generally cost based) rates; it also established requirements applicable to all local exchange carriers. Examples include:

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

The Telecommunications Act also codified the ILECs’ equal access and nondiscrimination obligations and preempted inconsistent state regulation.
Legislation. Congress is considering various measures that would impact telecom laws in the United States. The prospects and timing of potential legislation remain unclear, and as such, we cannot predict the outcome of any such legislation upon our business.
Unbundled Network Elements. The Telecommunications Act required ILECs to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and nondiscriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the Telecommunications Act. The Telecommunications Act gave the FCC authority to determine which network elements must be made available to requesting carriers such as us. The FCC was required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it sought to offer. Based on this standard, the FCC developed an initial list of Regional Bell Operating Company (“RBOC”) network elements that must be unbundled on a national basis in 1996. Those initial rules were set aside by the U.S. Supreme Court and the FCC subsequently developed revised unbundling rules, which also were set aside on appeal.
In August 2003, in the Triennial Review Order (“TRO”), the FCC substantially modified its rules governing access to UNEs. The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling/databases UNEs but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including fiber-to-the-home loops in greenfield situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, are not subject to unbundling obligations. On March 2, 2004, the U.S. Court of Appeals for the District of Columbia Circuit (“D.C. Circuit”) vacated certain portions of the TRO and remanded to the FCC for further proceedings.
In December 2004, the FCC issued an Order on Remand of the TRO (“TRRO”), which became effective on March 11, 2005. The TRRO further modified the unbundling obligations of ILECs. Under certain circumstances, the FCC removed the ILECs’ unbundling obligations with regard to high capacity local loops and dedicated transport and eliminated the obligation to provide local switching. Under the FCC’s new rules, the availability of high capacity loops and transport depends upon new tests based on the capacity of the facility, the business line density of incumbent wire centers, and the existence of colocated fiber providers in incumbent wire centers. Subsequent to the release of the TRRO, we entered into commercial agreements with Verizon, under which we continued to have access to local switching from Verizon during the terms of the agreements. We have replaced delisted UNE-Ls and transport with special access, generally at prices significantly higher than UNE rates, unless we have been able to find alternative suppliers offering more favorable rates.
FCC rules implementing the local competition provisions of the Telecommunications Act permit CLECs to lease UNEs at rates determined by state public utility commissions employing the FCC’s Total Element Long Run Incremental Cost forward-looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the Total Element Long Run Incremental Cost (“TELRIC”) methodology and wholesale pricing rules for communications services made available for resale by ILECs in accordance with the Telecommunications Act. This proceeding, which is ongoing, will consider whether the TELRIC pricing model produces unpredictable pricing inconsistent with appropriate economic signals; fails to adequately reflect the real-world attributes of the routing and topography of an ILEC’s network; and creates disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions.
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

On September 16, 2005, the FCC partially granted Qwest’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Omaha, Nebraska Metropolitan Statistical Area. The FCC granted Qwest the requested relief in nine of its 24 Omaha central offices where it determined that competition from intermodal (cable) service providers was “extensive.” Although the FCC required that Qwest continue to make UNEs available in the nine (9) specified central offices, Qwest will only have to do so at non-Total Element Long Run Incremental Cost rates. The FCC did not grant Qwest the requested relief regarding its colocation and interconnection obligations. On January 30, 2007, the FCC partially granted ACS of Anchorage, Inc.’s petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Anchorage, Alaska local exchange carrier study area. The FCC granted ACS the requested relief in five of its 11 Anchorage central offices where it determined that “competition by the local cable operator . . . ensures that market forces will protect the interests of consumers.” Although the FCC required that ACS continue to make UNEs available in the five (5) central offices in which the requested relief was granted, ACS will only have to do so at commercially negotiated rates. Because we do not operate in either the Omaha, Nebraska or Anchorage, Alaska Metropolitan Statistical Areas, these decisions did not have a direct impact on us.
In December 2007, the FCC denied a Verizon petition for relief comparable to that accorded Qwest and ACS - forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements - in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington-Baltimore PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area - three of our largest markets. On June 19, 2009, the D.C. Circuit remanded the Verizon forbearance decision to the FCC for further consideration and explanation. On August 20, 2009, the FCC initiated a proceeding to address the remand of the Verizon forbearance decision, as well as the remand of another order denying Qwest UNE-forbearance relief in four of its largest markets. Both Verizon and Qwest withdrew their UNE-forbearance petitions following denial by the FCC of Qwest’s Phoenix UNE-forbearance request. In denying the Qwest Phoenix UNE-forbearance petition, the FCC established a new market-power analytical framework for assessing future forbearance petitions. Qwest has appealed the FCC’s denial of its Phoenix UNE-forbearance petition.
On September 23, 2005, the FCC issued an order that largely deregulates “wireline broadband Internet access service.” The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both next generation fiber-to-the-premises services and all digital subscriber lines. This decision by the FCC follows the decision by the United States Supreme Court in the Brand X case, issued June 27, 2005, in which the Court held that cable systems are not legally required to lease access to competing providers of Internet access service. Consistent with the FCC’s previous classification of cable modem service as an information service, the FCC classified broadband Internet access service as an information service because it intertwines transmission service with information processing and is not, therefore, a “pure” transmission service such as frame relay or ATM, which remain classified as communications services. The FCC required that existing transmission arrangements between broadband Internet access service providers and their customers be made available for a one-year period from the effective date of this decision. This decision did not affect CLECs’ ability to obtain UNEs, but does relieve the ILECs of any duty to offer DSL transmission services subject to regulatory oversight.
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

The FCC is currently evaluating a number of additional forbearance petitions or forbearance-like petitions. AT&T and the National Telephone Cooperative Association have requested that the FCC initiate a proceeding to guide the transition of the public switched telephone network from TDM to IP technology, offering proposals that could jeopardize CLEC access to network interconnection and last mile access. The U.S. Telecom Association has requested that the FCC forebear from, among other things, a large number of reporting, structural separation and network interconnection requirements, as well as declare the ILECs “nondominant” in the provision of switched access services, an action which would relieve the ILECs of their tariffing obligations, among other requirements. Not all new petitions, however, have sought further forbearance or other relief from existing regulations. The FCC is also currently considering a petition filed by multiple carriers asking that the forbearance granted, in FCC action to Verizon from the application of the FCC’s Computer II and Title II requirements to Verizon’s Broadband service offerings be reversed and a petition by a competitive carrier seeking reversal of a prior Commission order denying CLECs unbundled access to the packetized bandwidth of hybrid fiber-copper loops, fiber-to-the-home loops and fiber-to-the-curb loops at the same rates that incumbent LECs charge their own retail customers, for the purpose of serving small business customers. And the FCC is considering a petition filed by a number of competitive carriers seeking access to all of Section 271’s “Checklist Elements.” Finally, the FCC has announced the formation of an agency-wide “Technology Transitions Policy Task Force” to empower and protect consumers, promote competition, and ensure network resiliency and reliability.
Special Access. The FCC has undertaken a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules that permit these carriers to offer volume and term discounts and contract tariffs (Phase I pricing flexibility) and/or remove from price caps regulation special access service in a defined geographic area (Phase II pricing flexibility) based on showings of competition. In a Notice of Proposed Rulemaking (“NPRM”), the FCC tentatively concluded that it would continue to permit pricing flexibility where competitive market forces would be sufficient to constrain special access prices, but undertook an examination of whether the current triggers for pricing flexibility have accurately gauged competition levels and worked as intended. The FCC also requested comments on whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts) are unreasonable. By public notice dated July 9, 2007, the FCC invited parties to update the record in its special access rulemaking to address, among other things, the impact of industry consolidation on the availability of alternative facilities. In the summer of 2012, the FCC suspended its special access pricing flexibility rules and committed to undertake an extensive analysis of the special access market. As part of this market analysis, has proposed to engage in a comprehensive data collection process.
The FCC is also considering a petition filed by large corporate users and competitive carriers seeking to reverse the forbearance from dominant carrier regulation and certain Computer Inquiry requirements granted to Verizon, AT&T, legacy Embarq, Frontier, and legacy Qwest in their provision of non-TDM-based special access services.
Interconnection Agreements. Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with ILECs to obtain access to UNE services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Verizon for, among others, New York, Massachusetts, New Jersey, Pennsylvania, Maryland, Virginia, Delaware, Rhode Island and Washington, D.C. In the states of Vermont, New Hampshire and Maine, we have interconnection agreements with FairPoint following its acquisition of Verizon’s network assets in these states. We have entered into a multi-state interconnection agreement with AT&T and are currently negotiating agreements with other ILECs to support our nationwide service offering outside the Northeast and Mid-Atlantic service areas. Our agreements will be amended to reflect recent FCC orders, but whether these changes will be affected by state public utility commission order, tariff, negotiation or arbitration is uncertain.
We are in the process of renegotiating our interconnection agreement with Verizon in New York. If the negotiation process does not produce, in a timely manner, an interconnection agreement that we find acceptable, we may petition the New York public utility commission to arbitrate any disputed issues. Arbitration decisions in turn may be appealed to federal courts. We cannot predict how successful we will be in negotiating terms critical to our provision of local network services in New York, and we may be forced to arbitrate certain provisions of our New York agreements. Interconnection agreement arbitration proceedings before other state commissions may result in decisions that could affect our business, but we cannot predict the extent of any such. As an alternative to negotiating an interconnection agreement, we may adopt, in its entirety, another carrier’s approved agreement.
Colocation. FCC rules generally require ILECs to permit competitors to colocate equipment used for interconnection and/or access to UNEs. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to colocate multifunctional equipment and require ILECs to provision crossconnects between colocated carriers.

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
Network Management and Internet Neutrality. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the Internet. The FCC, the Obama Administration and Congress have expressed interest in imposing these so-called “net neutrality” requirements on broadband Internet access providers, which address whether, and the extent to which, owners of network infrastructure should be permitted to engage in network management practices that prioritize data packets on their networks through commercial arrangements or based on other preferences. The FCC in 2005 adopted a policy statement expressing its view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. The FCC’s decision adopting these rules was vacated and remanded to the agency for further consideration. It is not possible to determine what specific broadband network management techniques or related business arrangements may be deemed reasonable or unreasonable in the future.
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
The RBOCs have a continuing obligation to comply with the 14-point competitive checklist, and are subject to continuing oversight by the FCC and state public utility commissions. Each RBOC must provide unbundled access to UNEs at just and reasonable rates and comply with state-specific Performance Assurance Plans pursuant to which a RBOC that fails to provide access to its facilities in a timely and commercially sufficient manner must provide to affected CLECs compensation in the form of cash or service credits. Our ability to obtain adequate interconnection and access to UNEs on a timely basis and at cost effective rates could be adversely affected by an RBOC’s failure to comply with its Section 271 obligations.
Detariffing. The FCC has largely eliminated carriers’ obligations to file with the FCC tariffs containing prices, terms and conditions of service and has required carriers to withdraw all of their federal tariffs other than those relating to access services. Our interstate and international rates nonetheless must still be just and reasonable and nondiscriminatory. Our state tariffs remain in place. Detariffing precludes our ability to rely on filed rates, terms and conditions as a means of providing notice to customers of prices, terms and conditions under which we offer services, and requires us instead to rely on individually negotiated agreements with end-users. We have, however, historically relied primarily on our sales force and marketing activities to provide information to our customers regarding the rates, terms, and conditions of service and expect to continue to do so. Further, in accordance with the FCC’s orders we maintain a schedule of our rates, terms and conditions for our domestic and international private line services on our web site.

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
The FCC has stated that existing intercarrier compensation rules constitute transitional regimes and has promised to reform them. On March 3, 2005, the FCC released a further NPRM seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. In connection with the FCC’s rulemaking proceeding, a number of industry groups attempted to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. The FCC called for public comment on one such plan designated the Missoula Plan. In November 2008, the FCC issued a further NPRM, setting forth various proposals for the reform of its intercarrier compensation regime. In its National Broadband Plan, released on March 16, 2010, the FCC recommended that per-minute intercarrier compensation charges be eliminated over time: first, by moving intrastate switched access charges to interstate levels over a period of two to four years; second, by moving switched access charge rates to reciprocal compensation levels; and third, by phasing out per-minute intercarrier compensation rates altogether.
In November 2011, the FCC adopted policy changes that over time will reduce carriers’ access rates. Under the FCC’s intercarrier compensation regime, a uniform “bill-and-keep” framework for both intrastate and interstate access traffic will be applicable for all telecommunications traffic exchanged with a local exchange carrier. The reforms required by the FCC’s new rules will be phased in over a multi-year transition. Specifically, effective December 29, 2011, the following rates were capped: (1) all interstate access rate elements and reciprocal compensation rates; (2) for price cap carriers and CLECs operating in their areas, all intrastate access rates; and (3) for rate-of-return carriers and CLECs operating in their areas, terminating access rates only. In addition, competitive carriers must reduce their intrastate tariffed access charges by July 2013 to those no greater than the incumbent carriers with which they compete, as is currently required with CLEC’s interstate access charges. From 2013 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with a “bill-and-keep” framework applicable for all charges. These new rules significantly alter the manner in which all carriers, including carriers such as us that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic and the rates that we pay for these services. The FCC new intercarrier compensation regime is currently under appeal in the U.S. Court of Appeals for the Tenth Circuit. In their current form, these new rules will result in a loss of revenues and could potentially increase our volume of carrier disputes. However, the FCC has authorized carriers such as us to recover lost revenue attributable to the FCC action through price increases and charges to the end user customer.
On April 18, 2001, the FCC issued a new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the FCC established a new intercarrier compensation mechanism for ISP-bound traffic with declining rates over a three-year period. In addition to establishing a new rate structure, the FCC capped the amount of ISP-bound traffic that would be “compensable” and prohibited payment of intercarrier compensation for ISP-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit. On May 3, 2002, the D.C. Circuit found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the court let the FCC’s rules stand. In November 2008, the FCC issued revised rules governing the intercarrier compensation regime that would govern ISP-bound traffic. These rules have been upheld on appeal. On October 8, 2004, the FCC issued an order in response to a July 2003 Petition for Forbearance filed by Core Communications (the “Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the remanded April 2001 order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Core Petition as to the rate caps and mirroring rules.
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

CPNI. FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC’s initial CPNI rules initially prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an opt-in approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and recordkeeping. Recently, the FCC further modified its CPNI requirements to, among other things, extend CPNI regulations to interconnected VoIP providers, require annual carrier certifications and to impose additional limitations on the release of CPNI without express customer approval. We use our subscribers’ CPNI in accordance with applicable regulatory requirements. However, if a federal or state regulatory body determines that we have implemented those guidelines incorrectly, we could be subject to fines or penalties. In addition, correcting our internal customer systems and CPNI processes could generate significant administrative expenses.
Universal Service. Section 254 of the Communications Act and the FCC’s implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the USF (“USF”). The USF supports several programs administered by the Universal Service Administrative Company with oversight from the FCC, including: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs, (iv) basic telephone services for low-income consumers, and (v) interstate access support. Based on the total funding needs for these programs, the FCC determines a contribution factor, which it applies to each contributor’s interstate and international end-user communications revenues. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true-up. USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item.
In its National Broadband Plan, the FCC offered a series of ambitious proposals to transform the current universal voice service mandate into one directly supporting universal access to broadband services, phasing out support for voice-only telephone services and replacing it with support for voice-enabled broadband platforms. To accomplish this, the FCC proposes to replace the USF with a new Connect America Fund (“CAF”) over the next ten years and to fund the CAF by broadening the universal service contribution base. The FCC has recently issued an NPRM by which it proposes to effect these changes. We cannot predict the outcome of any of these initiatives or their impact on our business.
In November 2011, the FCC expanded the USF to include broadband services as part of the CAF. The new fund also includes a Mobility Fund, making mobile broadband an independent universal service objective. Further, FCC reform of the USF contribution methodology is expected to be addressed in 2012. The application and effect of these changes, and similar state requirements, on the telecommunications industry generally and on certain of our business activities cannot be predicted.
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
Slamming. A customer’s choice of local or long distance communications company is encoded in the customer’s record, which is used to route the customer’s calls so that the customer is served and billed by the desired company. A customer may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. Slamming occurs when these specific procedures are not followed, such as when a customer’s service provider is changed without proper authorization or as a result of fraud. The FCC has levied substantial fines for slamming. The risk of financial damage from Slamming, in the form of fines, penalties, legal fees and costs and loss of business reputation is significant. We maintain internal procedures designed to ensure that our new subscribers are switched to us and billed in accordance with federal and state regulations. Because of the volume of service orders that we may process, it is possible that some carrier changes inadvertently may be processed without authorization. Therefore, we cannot guarantee that we will not be subject to slamming complaints in the future.
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
The Internet Tax Non-Discrimination Act, which is in effect through November 2014, places a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states’ taxes are being contested on a variety of bases. If these state tax laws are not successfully contested, or if future state and federal laws imposing taxes or other regulations on Internet access and electronic commerce are adopted, our cost of providing Internet access services could be increased and our business could be adversely affected.
State Regulation
The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll calls, we are subject to the jurisdiction of the public utility commission and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity (“CPCN”) or similar authorization before we may commence the provision of communications services in a state. We have obtained CPCNs to provide facilities-based service and have resold competitive local and interexchange service throughout the Northeast and Mid-Atlantic service areas. We are currently engaged in an initiative to obtain authority to provide competitive local and interexchange service throughout the contiguous United States and have secured authority in all but a handful of states.
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
We also are subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. These rules could substantially increase the cost of doing business in any particular state. State commissions have issued or proposed substantial fines against CLECs for slamming or cramming. The risk of financial damage from slamming, in the form of fines, penalties, legal fees and costs and loss of business reputation is significant. A slamming complaint before a state commission could generate substantial litigation expenses. In addition, state law enforcement authorities may use their consumer protection authority against us if we fail to meet applicable state law requirements.

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

Rates for intrastate switched access services, which we provide to long-distance companies to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and/or terminated. Such regulation by states could have a material adverse affect on our revenues and business opportunities within that state. State public utility commissions also regulate the rates ILECs charge for interconnection, access to network elements, and resale of services by competitors. State public utility commissions may initiate cost cases to re-price UNEs and to establish rates for wholesale services that are no longer required to be provided as UNEs under the TRRO. Any such proceedings may affect the rates, terms, and conditions contained in our interconnection agreements or in other wholesale agreements with ILECs. We cannot predict the outcome of these proceedings. The pricing, terms and conditions under which the ILECs in each of the states in which we currently operate offers such services may preclude or reduce our ability to offer a competitively viable and profitable product within these and other states on a going forward basis.
State regulators establish and enforce wholesale service quality standards that Regional Bell Operating Companies must meet in providing network elements to CLECs like us. These plans sometimes require payments from the ILECs to the CLECs if quality standards are not met. Verizon is asking various state commissions in states where we operate to modify the state wholesale quality plans in ways that would reduce or eliminate certain wholesale quality standards. Changes in performance standards could result in a diminution of the service quality we receive.
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
On February 12, 2004, the FCC adopted an NPRM to address, in a comprehensive manner, the future regulation of services and applications making use of Internet protocols, including VoIP. In the absence of federal legislation, we expect that through this proceeding, which is still pending, the FCC will resolve certain regulatory issues relating to VoIP services and develop a regulatory framework that is unique to IP telephony providers or that subjects VoIP providers to minimal regulatory requirements. We cannot predict when, or if, the FCC may take such actions. The FCC may determine that certain types of Internet telephony should be regulated like basic interstate communications services. The FCC’s pending review of intercarrier compensation policies (discussed above) also may have an adverse impact on enhanced service providers.

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
In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. Effective as of December 29, 2011, default rates for toll VoIP-PSTN traffic will be equal to interstate access rates applicable to non-VoIP traffic both in terms of rate level and rate structure; default rates for other VoIP-PSTN traffic will be reciprocal compensation rates. In addition, VoIP-PSTN traffic will be subject to the same phase-down of access rates as will be applied to traditional voice traffic, as discussed below. We expect these new rules to result in a loss of revenues and to potentially increase our volume of carrier disputes. In addition, because the new rules regarding payment obligations for VoIP traffic are prospective only and do not address any intercarrier compensation payment obligations for VoIP traffic for any prior periods, we cannot predict how existing disputes regarding treatment of this traffic for prior periods will be resolved. The FCC also issued a further NPRM which asks for further input on many of the issues, including IP-to-IP interconnection. While the FCC states an “expectation that parties will negotiate in good faith” toward IP-to-IP interconnection agreements, questions have been raised regarding under what legal framework these interconnection arrangements should proceed, which creates uncertainty regarding whether these arrangements will be economically viable.
Other Domestic Regulation
We are subject to a variety of federal, state, local, and foreign environmental, safety and health laws, and governmental regulations. These laws and regulations govern matters such as the generation, storage, handling, use, and transportation of hazardous materials, the emission and discharge of hazardous materials into the atmosphere, the emission of electromagnetic radiation, the protection of wetlands, historic sites, and endangered species and the health and safety of employees. We also may be subject to laws requiring the investigation and cleanup of contamination at sites we own or operate or at third-party waste disposal sites. Such laws often impose liability even if the owner or operator did not know of, or was not responsible for, the contamination. We operate numerous sites in connection with our operations. We are not aware of any liability or alleged liability at any operated sites or third-party waste disposal sites that would be expected to have a material adverse effect on our business, financial condition or results of operations. Although we monitor our compliance with environmental, safety and health laws and regulations, we cannot give assurances that we have been or will be in complete compliance with these laws and regulations. We may be subject to fines or other sanctions by federal, state and local governmental authorities if we fail to obtain required permits or violate applicable laws and regulations.
Federal and state governments have adopted consumer protection laws and undertaken enforcement actions to address advertising and user privacy. As part of these efforts, the Federal Trade Commission (“FTC”) and certain state Attorneys General have conducted investigations into the privacy practices of companies that collect information about individuals using the Internet. The FTC and various state agencies, as well as individuals, have investigated and asserted claims against, or instituted inquiries into, ISPs in connection with marketing, billing, customer retention, cancellation and disclosure practices.

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
We have experienced significant net losses. We recorded net losses of $8.5 million, $35.3 million, and $12.2 million in 2013, 2012 and 2011, respectively. We expect to continue to have losses for the foreseeable future. We cannot assure you that our revenues will grow or that we will become profitable in the future.
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
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $5.1 million as of December 31, 2013. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or the wrong tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes. For more information regarding our billing disputes, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources - Disputes.”
Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition.
Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing that a statutory provision or a regulation is unnecessary to ensure that rates and practices remain just, reasonable and non-discriminatory and to otherwise protect consumers and that forbearance is generally in the public interest and would promote competition. Pursuant to Section 10, the FCC has effectively deregulated Verizon provision of certain broadband services provided to enterprise customers and has extended similar relief to other ILECs. Exercising its forbearance authority, the FCC has also relieved certain ILECs in certain markets of their obligation to provide CLECs with unbundled access to network elements at rates mandated by state regulatory commissions. Although we do not provide service in any of the impacted markets and hence are not directly affected by these latter rulings, Verizon has sought, albeit without success, forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements in six Metropolitan Statistical Areas, including the New York-Northern New Jersey-Long Island, NY-NJ-PA Metropolitan Statistical Area, the Philadelphia-Camden-Wilmington PA-NJ-DE-MD Metropolitan Statistical Area and the Boston-Cambridge-Quincy, MA-NH Metropolitan Statistical Area - three of our largest markets. A number of other petitions seeking relaxation or elimination of regulatory requirements are currently pending at the FCC, grant of any of which could have an adverse impact on our business and operations.

FCC rules currently allow Verizon and other ILECs to unilaterally retire copper loop facilities that provide the “last-mile” connection to certain customers with limited regulatory oversight. Verizon has filed hundreds of notices of copper plant retirement with the FCC and has announced its intention to retire its copper network over the next several years. While we, in conjunction with CLECs, have petitioned the FCC to strengthen the rules governing copper plant retirement, there are no assurances that we will be successful in this effort. Because it would limit the availability of facilities necessary to provide certain services to our customers, including EoC, and would substantially impact our cost of service, wide scale retirement of copper loops by Verizon could have an adverse impact on our business and operations.
A discussion of legal and regulatory developments is included in the section entitled “Business - Regulation.”
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
In recent years, the Northeast and Mid-Atlantic states have been struck by multiple catastrophic storms, including Hurricanes Sandy and Irene and the recent Noreaster Nemo. These storms have, in some cases, demolished the network infrastructure of our principal facilities provider in key areas. They have also caused substantial damage to our network infrastructure. Such natural disasters have, and in the future may again, materially harm our operating results and financial condition.

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

During 2013, we amended and extended our commercial agreement with Verizon pursuant to which we will continue to purchase a product called Verizon Wholesale Advantage Service at UNE-P rates.

If our commercial agreement were to be terminated or expire, we would be required to convert all of the lines thereunder to resale, which would be substantially less favorable to us in terms of cost and service. We cannot assure you that our commercial agreement with Verizon will be renewed at the end of its term or that it will not be terminated before the end of its term.
We have also entered into interstate contract tariffs with Verizon that allow us to purchase high capacity loops and transport at discounted rates. Our current contract tariffs will all expire at the end of this year. Our interstate contract tariffs require us to maintain a certain number of channel terminations on a “take-or-pay” basis. We have entered into five- and seven-year interstate contract tariffs for Verizon’s southern and northern territories, as well as an additional five-year interstate contract tariff, which further incentivizes our use of Verizon special access services. If we fail to maintain the requisite number of channel terminations under our contract tariffs, we could be penalized a substantial amount of money. Moreover, if our contract tariff were to be terminated or expire, our cost of service could rise substantially. We cannot assure you that we will execute a new contract tariff with Verizon or that any new contract tariff, once executed, will be renewed at the end of its term or that it will not be terminated before the end of its term.
We have also entered into a commercial agreement with AT&T, pursuant to which we serve a significant percentage of our customers in Connecticut, as well as customers in other AT&T ILEC markets. This agreement will expire at the end of 2014. If our AT&T commercial agreement were to expire, we would be required to convert all of the lines thereunder to resale, which would likely be incrementally less favorable to us. We cannot assure you that our commercial agreement with AT&T will be renewed at the end of its term.
We have entered into amendments of our various interconnection and commercial agreements with Verizon, which provide for assurance of timely payment. Under these amendments, we could be compelled to provide letters of credit in an amount of up to two months’ anticipated billings if, in any two months of a consecutive 12-month period, we fail to pay when due undisputed amounts that in total exceed 5% of the total amount invoiced by Verizon during the month and fail to cure such nonpayment within five business days of Verizon’s written notice of nonpayment. The provision of such letters of credit could adversely impact our liquidity position. The amendments also substantially limit the time period within which both we and Verizon can (i) backbill for services rendered to the other and (ii) dispute charges for services rendered to the other.
We are also currently involved in a variety of disputes with vendors relating to billings of approximately $5.1 million as of December 31, 2013. For more information, see the risk factor entitled “Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness.”
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
The FCC’s Triennial Review Order, subsequent Triennial Review Remand Order and related decisions have reduced our ability to access certain elements of ILEC telecommunications platforms in several ways that have affected our operations. First, we no longer have the right to require ILECs to sell us unbundled network platforms. Because of this, we entered into commercial agreements with Verizon to purchase a product called Verizon Wholesale Advantage Services at UNE-P rates subject to a surcharge, which increased over time. We are currently party to a commercial agreement with Verizon pursuant to which we will continue to purchase Verizon Wholesale Advantage Service at UNE-P rates.. Expiration or termination of our current amended and restated commercial agreement would result in a substantial increase in our cost of service. Second, in certain central offices, we no longer have the right to require ILECs to sell to us as UNEs, or have limited access rights to UNE high capacity circuits that connect our central switching office locations to customers’ premises. Third, we no longer have the right to require ILECs to sell to us UNE transport between our switches and ILEC switches. Fourth, we have only limited or no access to UNE DS1 or DS3 transport on certain interoffice routes. Petitions currently pending before the FCC could, if granted, further reduce our access to UNE-Ls and transport. In these instances where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the ILEC as special access, which increases our costs. Finally, our access to certain broadband elements of the ILEC network has been limited or eliminated in certain circumstances and our access to the ILEC’s copper infrastructure could be eliminated if the ILECs elect to retire their copper facilities. Inability to access copper facilities would eliminate or reduce our ability to provide EoC and interfere with our ability to provide cost-effective broadband service.

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

A discussion of legal and regulatory developments is included in the section entitled “Business - Regulation.”
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
Our interconnection agreements allow ILECs to decrease order processing, disconnect customers and increase our security deposit obligations for delinquent payments. If an ILEC makes an enforceable demand for an increased security deposit, we could have less cash available for other expenses. If an ILEC were to cease order processing or disconnect customers, our business and operations would be materially and adversely affected.
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
Continued industry consolidation could further strengthen our competitors and could adversely affect our prospects.
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

Advanced services, such as our “cloud” and hosted IP services, may generate claims of intellectual property infringement.
We provide a variety of advanced services, such as our “cloud” and hosted IP services. These services rely on patents and other intellectual property that third parties may claim infringes their intellectual property. Such claims may materially and adversely affect our ability to continue to sell or provide advanced services to retail and wholesale customers.

We license certain intellectual property to certain other carriers for the provision of hosted IP service. We are often contractually bound to indemnify these other carriers in the event that a third party alleges that our intellectual property infringes its intellectual property rights. If our licensees’ provision of hosted IP services were the subject of intellectual property infringement claims, our financial position could be adversely impacted.
The communications industry faces significant regulatory uncertainties and the adverse resolution of these uncertainties could harm our business, results of operations and financial condition.
If current or future regulations change, we cannot assure you that the FCC or state regulators will grant us any required regulatory authorization or refrain from taking action against us if we are found to have provided services without obtaining the necessary authorizations, or to have violated other requirements of their rules and orders. Delays in receiving required regulatory approvals or the enactment of new adverse regulations or regulatory requirements may slow our growth and have a material adverse effect upon our business, results of operations and financial condition. The Telecommunications Act remains subject to judicial review and ongoing proceedings before the FCC and state regulators, including proceedings relating to interconnection pricing, access to and pricing for UNEs and special access services and other issues that could result in significant changes to our business and business conditions in the communications industry generally. Recent decisions by the FCC have eliminated or reduced our access to certain elements of ILEC telecommunications platforms that we use to serve our customers and increased the rates that we pay for such elements. Other recent decisions have reduced our intercarrier compensation revenues and raised our contributions to the USF. Other proceedings are pending before the FCC that could potentially further limit our access to these network elements or further increase the rates we must pay for such elements. Likewise, proceedings before the FCC could impact the availability and price of special access facilities. Other proceedings before the FCC could result in increases in the cost of regulatory compliance. A number of states also have proceedings pending that could impact our access to and the rates we pay for network elements. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts, or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services or adversely impacted the revenues we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Telecommunications Act or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
The FCC has recently revamped its intercarrier compensation mechanism and its USF program. The changes implemented by the FCC in its intercarrier compensation mechanism could reduce our high margin carrier revenue and limit or eliminate our ability to provide and charge for certain access services. The changes implemented by the FCC in its USF program could increase our program costs.
A discussion of legal and regulatory developments is included in the section entitled “Business - Regulation.”
Declining prices for communications services could reduce our revenues and profitability.
We may fail to achieve acceptable profits due to pricing. Prices in telecommunication services have declined substantially in recent years, a trend which continues. Accordingly, we cannot predict to what extent we may need to reduce our prices to remain competitive or whether we will be able to sustain future pricing levels as our competitors introduce competing services or similar services at lower prices. Our ability to meet price competition may depend on our ability to operate at costs equal to or lower than those of our competitors or potential competitors.

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
Customers, whether on “month-to-month” arrangements or long-term contracts, periodically terminate their contracts, with or without penalties. If a significant percentage of customers or a significant number of key customers should terminate their service agreements with us, our business, results of operations and financial condition could be adversely affected.
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
Our customers are impacted by conditions in the economy as a whole. If conditions in the economy worsen, our customers may experience increasing business downturns or bankruptcies. Such adverse economic impacts could result in reduced sales, higher churn and greater bad debt for us. Reduced sales and higher churn could also result from concerns that we may not be able to repay our indebtedness. Any combination of these factors could adversely impact our operating results and financial performance.
The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technologies we use. We may fail to anticipate and keep up with such changes.
The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. If we fail to anticipate and keep up with such changes, we could lose market share, which could reduce our revenue. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unanticipated upgrades or additional communications products that could be time consuming to integrate into our business and could cause us to lose customers and impede our ability to attract new customers. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even though we utilize new technologies, such as VoIP, we may not be able to implement them as effectively as other companies with more experience with those new technologies. In addition, while we have recently purchased and deployed new technology, including VoIP softswitches, EoC and MPLS, core and edge routers, we may not be able to implement new technology as effectively as other companies with more experience with new technology.
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

If we fail to maintain effective internal controls, our financial reporting could be inaccurate.
Internal control systems are intended to provide reasonable assurance regarding the preparation and fair presentation of published financial statements. During 2012, we identified a material weakness in our internal control over financial reporting with respect to our historical methodology for calculating deferred revenue and concluded that our internal control over financial reporting was not effective as of December 31, 2012. We have recorded appropriate adjustments so that the Consolidated Financial Statements appearing in this report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented. In addition, we have taken appropriate actions to remediate the identified material weakness in order to improve our internal controls over financial reporting. We cannot assure you that our actions will be effective or that we will not discover other material weaknesses in our controls. If we fail to maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected, our business and financial condition could be harmed, and investors may lose confidence in our reported financial information. For more information, see Notes 4 and 17 in the Notes to Consolidated Financial Statements.
Our substantial indebtedness may restrict our operating flexibility as the indenture governing the Notes and the credit agreement governing the Revolving Credit Facility contain certain restrictive covenants.
Our substantial indebtedness may restrict our operating flexibility, which could adversely affect our financial health and could prevent us from fulfilling our financial obligations. The indenture governing the Notes and the credit agreement governing the Revolving Credit Facility contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

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
We cannot assure you that we will be able to meet these requirements or satisfy these covenants in the future. If we fail to do so, our indebtedness thereunder could become accelerated and payable at a time when we are unable to pay such indebtedness. This could adversely affect our ability to carry out our business plan and would have a negative effect on our financial condition.
While the “pre-packaged” plan (On August 22, 2012 (the “Petition Date”), the Company, and each of its direct and indirect subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of title 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Code”) in the U.S. Bankruptcy court for the Southern District of New York (the “Court”) with respect to a “pre-packaged” plan (the “Plan”)) has substantially de-levered us, we will still have significant long-term debt obligations. At December 31, 2013, we had $151.0 million of total outstanding indebtedness. Our substantial indebtedness could:

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

Although the credit agreement governing the Revolving Credit Facility and the indenture governing the Notes limits our ability to incur additional indebtedness, these restrictions will be subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the credit agreement governing the Revolving Credit Facility and the indenture governing the Notes will not prevent us from incurring obligations that do not constitute indebtedness. For more information, see the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.” To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including the possible inability to service our debt, would increase.
To service our indebtedness, we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.
Our ability to repay or to refinance obligations with respect to our indebtedness, including the Notes, the Revolving Credit Facility and the funding of planned capital expenditures, depends on our future financial and operating performance. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. These factors could include operating difficulties, diminished access to necessary network facilities, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.
There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. As of December 31, 2013, we required approximately $63.0 million in cash to service the interest due on the Notes throughout their remaining life. We may need to refinance all or a portion of our indebtedness, including the Notes and the Revolving Credit Facility, at or before maturity. There can be no assurances that we will be able to refinance any of our indebtedness, including the Notes and the Revolving Credit Facility, on commercially reasonable terms or at all.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters is located in Rye Brook, New York. We do not own any facilities. The table below lists our current material leased facilities.

Location	Lease Expiration	Approximate Square Footage

Offices:
King of Prussia, PA	January 2022	57,209
New York, NY	September 2019	28,567
Rye Brook, NY	April 2019	22,680
New York, NY	April 2015	21,111
Quincy, MA	October 2018	10,811
Melville, NY	October 2018	9,348
Switches:
New York, NY	December 2022	38,500
Philadelphia, PA	July 2023	16,617
Long Island City, NY	October 2019	12,144
Charlestown, MA	April 2020	10,464
Philadelphia, PA	Month to month	21,000
Syracuse, NY	October 2019	8,000
Philadelphia, PA	January 2023	5,928
Herndon, VA	June 2020	5,000

Item 3.	Legal Proceedings
We are party to certain legal actions arising in the ordinary course of business. We are also involved in certain billing and contractual disputes with our vendors. We do not believe that the ultimate outcome of any of the foregoing actions will result in any liability that would have a material adverse effect on our financial condition, results of operations or cash flows.
For more information regarding our contractual disputes with our vendors, see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors - Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness” and “Risk Factors - Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements.”

Item 4.	Mine Safety Disclosures
Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
There is no established public trading market for our common stock. We have not declared or paid cash dividends for the past two fiscal years and we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. The following table lists the number of record holders by each class of stock as of March 31, 2014:

Class of Equity Security	Holders of Record
Common stock	221
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2013, 2012 and 2011 and as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2010 and 2009 and as of December 31, 2011, 2010 and 2009 have been derived from our audited consolidated financial statements not included elsewhere in this report.
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

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statements of operations data:
Revenues	$315,363	$340,907	$377,989	$407,740	$455,298
Operating expenses:
Cost of revenues (1)	147,505	164,232	178,292	193,842	226,233
Selling, general and administrative (2)	124,001	130,777	132,997	149,245	154,513
Depreciation and amortization	32,839	36,382	39,508	43,938	49,922
Total operating expenses	304,345	331,391	350,797	387,025	430,668
Income from operations	11,018	9,516	27,192	20,715	24,630
Reorganization items (3)	(1,072)	(8,415)	—	—	—
Interest expense	(17,196)	(35,200)	(38,302)	(38,379)	(39,853)
Interest income	33	50	70	73	112
Other income	—	—	183	—	16
Loss before provision for income taxes	(7,217)	(34,049)	(10,857)	(17,591)	(15,095)
Provision for income taxes	(1,264)	(1,224)	(1,347)	(1,288)	(1,179)
Net loss	$(8,481)	$(35,273)	(12,204)	$(18,879)	$(16,274)

Statements of cash flow data:
Cash flows provided by (used in):
Operating activities	$22,898	$12,760	$27,907	$30,369	$37,211
Investing activities	(22,545)	(6,631)	(29,800)	(20,886)	(33,238)
Financing activities	(1,946)	(19,317)	(387)	(6,254)	(4,175)

	December 31,
	2013	2012	2011	2010	2009
Balance Sheet data:
Cash and cash equivalents	$8,143	$9,736	$22,924	$25,204	$21,975
Investment securities	—	—	13,567	13,554	23,549
Property and equipment, net	61,070	68,381	80,488	85,144	86,219
Goodwill	98,238	98,238	98,238	98,238	98,238
Total assets	209,222	226,411	276,588	294,442	326,810
Total debt, including current portion	150,952	152,898	322,555	324,088	331,366
Total stockholders’ equity (deficiency)	8,212	16,693	(114,177)	(101,973)	(83,153)
___________________________

(1)	Exclusive of depreciation and amortization.

(2)	Includes share-based compensation of zero for each of the years ended December 31, 2013, 2012, and 2011, and $59 and $233 for the years ended December 31, 2010 and 2009, respectively.

(3)	Expenses that result from reorganization activities and restructuring are reported as reorganization items in our consolidated statement of operations for the years ended December 31, 2013 and 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview

We are a leading cloud-based service provider of communications and information technology solutions to SMB and enterprise customers nationwide. After several years of development, we began providing cloud-based UCaaS in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a full suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide and have more than 100,000 active licenses on our flagship product OfficeSuite® Phone and an additional 80,000 licenses sold through other service providers. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream.
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
As of December 31, 2013, we provided our services to approximately 25,000 business customers nationwide. For the year ended December 31, 2013, approximately 89% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 11% of our total revenue was generated from wholesale, carrier access and other market channels. For the year ended December 31, 2013, we generated revenues of $315.4 million, and Adjusted EBITDA of $44.1 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.

For the years ended December 31, 2013, 2012 and 2011, we recorded operating income of $11.0 million, $9.5 million and $27.2 million, respectively. For the years ended December 31, 2013, 2012 and 2011, we recorded net losses of $8.5 million, $35.3 million and $12.2 million, respectively. The reduction in operating income and larger net loss in 2012 was primarily the result of approximately $18.2 million of expenses incurred in connection with the restructuring and refinancing of our indebtedness and equity. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.

Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators CLECs and newer entrants such as cloud, wireless and other service providers. These factors are partially mitigated by several positive factors.  These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our cloud services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services.  Although our overall revenue has declined, we have partially mitigated the impact of the revenue decline on our overall operating results by various price increases, revenue assurance efforts, reducing costs of revenue and selling, general and administrative (“SG&A”) costs, by the achievement of certain operating efficiencies throughout the organization and the reduced interest on the Notes.
As of December 31, 2013, we had approximately 190 sales, sales management and sales support employees, including approximately 150 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through our agents, VARs/nationwide distributors/strategic partners and web channels.
We focus our sales efforts on selling cloud-based services to communications intensive multi-location business customers who purchase multiple products. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates.
For the year ended December 31, 2013, revenue from these products and services represented 78% of our retail revenue with 21% of retail revenue generated by cloud-based communications services, 42% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the same period, T-1- and IP-based products represented approximately 83% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 44% of new retail sales while other T-1- and IP-based products represented 39% of new retail sales. Since 2009, cloud-based products and services have grown at a 20% CAGR.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, VPNs and complex multi-location services, on a cost effective basis. Our network topology incorporates metro EOC access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of December 31, 2013, approximately 77% of our total installed lines were provisioned on-net.
In August 2012, we filed for reorganization under Chapter 11 of the Code in the Court in order to effectuate a pre-packaged financial restructuring (the “Restructuring”). In accordance with the plan of reorganization, we issued the Notes in an aggregate principal amount of $150.0 million and canceled approximately $316.2 million of our 11 3/8% notes, including accrued interest. In addition, holders of our then outstanding 11 3/8% notes received their pro rata share of (i) 97.5% of 9,999,945 shares of newly issued common stock (subject to dilution by the exercise of warrants and equity pursuant to a future management incentive plan and board compensation) and (ii) the Notes. Holders of our then-existing preferred stock received their pro rata share of (i) 2.5% of 9,999,945 shares of newly issued common stock (subject to dilution by the exercise of warrants and equity pursuant to a future management incentive plan and board compensation) and (ii) two tranches of eight-year warrants to acquire shares of newly issued common stock representing, in the aggregate, up to 15.0% of the Company’s outstanding capital stock following the Restructuring. Under the Plan, general unsecured creditors, vendors, customers and employees were not negatively impacted and our obligations to these groups were paid in full in accordance with their original terms. We successfully concluded the bankruptcy and emerged from Chapter 11 on November 13, 2012.
Company projections prior to the reorganization assumed that we would have limited excess liquidity and financial flexibility to invest in new growth initiatives. The final result of the Restructuring provided additional liquidity and we are investing in various revenue growth initiatives, including our direct sales force, channel partners and software development for our hosted VoIP product offering. The total cost of these initiatives in 2013 compared to 2012 is substantial and represents several million dollars of incremental spending. These investments and others commenced in a more significant manner in early 2013 and will continue to accelerate for the foreseeable future as we focus on various growth initiatives. In addition, we have a history of non-organic initiatives including mergers and acquisitions, and continue to evaluate these options.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Year Ended December 31,
	2013	2012	2011
Revenues:
Voice and data services:
Cloud	18.3%	14.8%	11.1%
NonCloud	68.2%	71.7%	73.6%
Ancillary	2.7%	2.4%	1.9%
Voice and data services	89.2%	88.9%	86.6%
Wholesale	7.3%	6.8%	6.1%
Carrier access	2.1%	2.4%	5.2%
Total network services	98.6%	98.1%	97.9%
Other	1.4%	1.9%	2.1%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Network services	46.3%	47.5%	46.3%
Other cost of revenues	0.5%	0.6%	0.8%
Selling, general and administrative	39.3%	38.4%	35.2%
Depreciation and amortization	10.4%	10.7%	10.5%
Total operating expenses	96.5%	97.2%	92.8%
Income from operations	3.5%	2.8%	7.2%
Reorganization items	(0.3)%	(2.5)%	—%
Interest expense	(5.5)%	(10.3)%	(10.1)%
Loss before provision for income taxes	(2.3)%	(10.0)%	(2.9)%
Provision for income taxes	(0.4)%	(0.3)%	(0.3)%
Net loss	(2.7)%	(10.3)%	(3.2)%
Key Components of Results of Operations
Revenues

Our revenues, as detailed in the table above, consist primarily of network services revenues, which consists primarily of voice and data managed and cloud-based services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, cloud-based services, and transport services provided to other carriers, as well as data colocation services provided to end users and other carriers. Similar to our retail revenue, approximately 20% of our wholesale revenue stream consists of cloud-based services. Carrier access services include carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.

For the year ended December 31, 2013 approximately 89% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline has been 3.6% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from 2009 to 2013 at a 20% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease of $1.6 million in 2013 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 21% of our retail revenue and approximately 44% of new retail sales in 2013. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.
Cost of Revenues (exclusive of depreciation and amortization)
Our network services cost of revenues consists primarily of both the cost of operating our network facilities and the costs related to our off-net customers. Determining our cost of revenues requires significant estimates. The network components for our facilities-based business include the cost of:

•	leasing local voice grade loops and digital lines which connect our customers to our network;

•	leasing high capacity digital lines that connect our switching equipment to our colocations;

•	leasing high capacity digital lines and related trunking that interconnect our network with the ILECs and other carrier partners;

•	leasing space, power and terminal connections in the ILEC central offices for colocating our equipment;

•	signaling system network connectivity;

•	leasing space and purchasing power to support our various switch site locations; and

•	Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.
The costs to obtain local loops, digital lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state, are governed by our various ILEC interconnection agreements and other ILEC contracts and tariffs and are regulated under federal and state laws. Within our footprint we often obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We also obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in many cases, the ILECs are our only source for local loops and T-1 lines. We have entered into agreement with cable providers as another alternative for local loops
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Fairpoint and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. During 2013, we entered into an extension of our Verizon commercial agreement which expires in 2016. Our AT&T commercial agreement expires in December 2014.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income (loss) from operations as income from operations is calculated in accordance with GAAP:

	Year Ended December 31,
	2013	2012	2011
Income from operations	$11,018	$9,516	$27,192
Add back non-gross profit items included in income from operations:
Depreciation and amortization	32,839	36,382	39,508
Selling, general and administrative	124,001	130,777	132,997

Gross profit	$167,858	$176,675	$199,697
Percentage of total revenue	53.2%	51.8%	52.8%

Gross profit as used by the Company is not a financial measurement prepared in accordance with GAAP. Gross profit is a measure of the general efficiency of our network costs in comparison to our revenue. As we expense the current cost of our network against current period revenue, we use this measure as a tool to monitor our progress with regard to network optimization and other operating metrics.
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
Our management compensates for these limitations by relying primarily on our GAAP results to evaluate our operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in gross profit. As a result of these limitations, gross profit should not be considered as an alternative to income from operations, as calculated in accordance with GAAP, as a measure of operating performance.
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
During the latter part of 2012, and continuing at an increasing level in 2013, we launched several new initiatives directed at supporting our revenue growth initiatives. These included recruiting expenses for new sales personnel, new quota-bearing sales personnel and sales management, purchasing lead generation data bases, increasing support for channel sales, increasing software and systems development teams for OfficeSuite® and costs associated with a new sales and customer relationship management software package implementation.
Depreciation and Amortization
Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, third party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
Reorganization Items
Our expenses that result from Chapter 11 reorganization activities and Restructuring are reported as reorganization items in our consolidated statements of operations. Our reorganization expenses consisted entirely of a transaction bonus and professional fees associated with the Restructuring, including the preparation of the Registration Statement and subsequent amendments on Form S-1 filed with the Commission in 2013.

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

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Year Ended December 31,
	2013	2012	2011
Net loss	$(8,481)	$(35,273)	$(12,204)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	32,839	36,382	39,508
Interest expense, net of interest income	17,163	35,150	38,232
Provision for income taxes	1,264	1,224	1,347

EBITDA	42,785	37,483	66,883
Costs associated with early termination of lease	—	—	1,656
Severance and related separation costs	241	376	295
Professional fees related to strategic initiatives(1)	—	9,787	595
Reorganization items (1)	1,072	8,415	—
Costs associated with carrier settlement	—	2,800	—
Costs associated with legal settlement	—	400	—
Costs associated with Hurricane Sandy	—	914	—
Other income	—	—	(183)
Adjusted EBITDA	$44,098	$60,175	$69,246
Percentage of total revenues	14.0%	17.7%	18.3%
(1)     During 2012, management determined that costs associated with refinancing efforts should be written off. These costs, totaling $1,630, were included in other assets on our consolidated balance sheet at December 31, 2011. The remaining $8,157 represents professional fees incurred in connection with the reorganization prior to the Petition Date. The reorganization items in 2012 and 2013 represent professional fees incurred in connection with the reorganization after the Petition Date. The total costs incurred in connection with the restructuring and refinancing of indebtedness and equity were approximately $19.3 million.
Management uses Adjusted EBITDA to enhance its understanding of our operating performance, which represents management’s views concerning our performance in the ordinary, ongoing and customary course of operations. Management historically has found it helpful, and believes that investors have found it helpful, to consider an operating measure that excludes items that are not reflective of our core operations. Accordingly, the exclusion of these items in our non-GAAP presentation should not be interpreted as implying that these items are non-recurring, infrequent or unusual. Management believes that, for the reasons discussed below, our use of a supplemental financial measure, which excludes these expenses, facilitates an assessment of our fundamental operating trends and addresses concerns of management and of our investors that these expenses may obscure such underlying trends. Management notes that each of these expenses is presented in our financial statements and discussed in the management’s discussion and analysis section of our reports filed with the SEC, so that investors have complete information about the expenses.

The information about our operating performance provided by this financial measure is used by management for a variety of purposes. Management regularly communicates its Adjusted EBITDA results to our board of directors and discusses with the board management’s interpretation of such results. Management also compares our Adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, primarily because management believes that this measure is indicative of how the business is performing and is being managed. In addition, our management uses Adjusted EBITDA to evaluate our performance relative to that of our competitors. This financial measure permits a comparative assessment of operating performance, relative to our performance based on our GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to operating performance.
Our management believes that Adjusted EBITDA is a particularly useful comparative measurement within our industry. The communications industry has experienced recent trends of increased merger and acquisition activity and financial restructurings. These activities have led to significant charges to earnings, such as those resulting from integration costs and debt restructurings, and to significant variations among companies with respect to capital structures and cost of capital (which affect interest expense) and differences in taxation and book depreciation of facilities and equipment (which affect relative depreciation expense), including significant differences in the depreciable lives of similar assets among various companies. Adjusted EBITDA facilitates company-to-company comparisons in the communications industry by eliminating some of the foregoing variations. Management believes that because of the variety of equity awards used by companies, the varying methodologies for determining share-based compensation among companies and from period to period, and the subjective assumptions involved in those determinations, excluding share-based compensation from Adjusted EBITDA enhances company-to-company comparisons over multiple fiscal periods. By permitting investors to review both the GAAP and non-GAAP measures, companies that customarily use similar non-GAAP measures facilitate an enhanced understanding of historical financial results and enable investors to make more meaningful company-to-company comparisons.
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
Our management compensates for these limitations by relying primarily on our GAAP results to evaluate operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in Adjusted EBITDA. As a result of these limitations, Adjusted EBITDA should not be considered as an alternative to net loss as calculated in accordance with GAAP, as a measure of operating performance or as an alternative to any other GAAP measure of operating performance.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2013 and 2012.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$310,916	98.6%	$334,476	98.1%	(7.0)%
Other	4,447	1.4%	6,431	1.9%	(30.9)%
Total revenues	$315,363	100.0%	$340,907	100.0%	(7.5)%

Cost of revenues:
Network services	$145,981	46.3%	$161,993	47.5%	(9.9)%
Other	1,524	0.5%	2,239	0.7%	(31.9)%
Total cost of revenues	$147,505	46.8%	$164,232	48.2%	(10.2)%

Gross profit:
Network services	$164,935	52.3%	$172,483	50.6%	(4.4)%
Other	2,923	0.9%	4,192	1.2%	(30.3)%
Total gross profit	$167,858	53.2%	$176,675	51.8%	(5.0)%
Revenues
Revenues for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013		2012
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$57,697	18.3%	$50,602	14.8%	14.0%
NonCloud	215,073	68.2%	244,289	71.7%	(12.0)%
Ancillary	8,417	2.7%	8,019	2.4%	5.0%
Voice and data services	281,187	89.2%	302,910	88.9%	(7.2)%
Wholesale	22,977	7.3%	23,033	6.8%	(0.2)%
Carrier access	6,752	2.1%	8,533	2.5%	(20.9)%
Total network services	310,916	98.6%	334,476	98.1%	(7.0)%
Other	4,447	1.4%	6,431	1.9%	(30.9)%
Total revenues	$315,363	100.0%	$340,907	100.0%	(7.5)%

Revenues from voice and data services decreased $21.7 million or 7.2% between 2012 and 2013. Within voice and data services, revenues from cloud-based services increased $7.1 million, or 14.0%; revenues from core voice and data services, excluding cloud-based services, decreased $29.2 million, or 12%; and ancillary voice and data revenues increased by $0.4 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues were virtually unchanged. Carrier access revenues decreased $1.8 million or 20.9%, which reflects a one-time settlement that occurred in 2012. Excluding the nonrecurring access settlement, carrier access revenues decreased due to several factors, including: decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, lower average per-minute rates charged to carriers as a result of FCC-mandated rate decreases and traffic jurisdiction classifications. Our other revenues decreased $2.0 million or 30.8% between 2012 and 2013. Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $147.5 million for the year ended December 31, 2013, a decrease of 10.2% from $164.2 million for the same period in 2012 primarily due to the overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $112.0 million, or 75.9% of our total cost of revenues for the year ended December 31, 2013 and $125.6 million, or 76.4%, in the year ended December 31, 2012. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, UNE-L costs and T-1 costs, which totaled $24.2 million, $13.9 million and $38.9 million, respectively, for the year ended December 31, 2013. Combined, these costs decreased by 11.5% between 2012 and 2013. These costs totaled $27.4 million, $16.2 million and $43.2 million, respectively, for the year ended December 31, 2012.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $167.9 million for the year ended December 31, 2013, a decrease of 5.0% from $176.7 million for the same period in 2012. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.2% in 2013 from 51.8% in 2012. This increase in gross profit as a percentage of revenue in 2013 is partially due to a settlement of disputed access revenue that occurred in 2012 that resulted in lower revenue without a corresponding reduction in cost of revenue. The impact of the settlement reduced gross profit by 0.5% in 2012. The increase is also due to a shift toward T-1 and cloud-based services and our focus on customer and network optimization. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative
SG&A expenses were $124.0 million, 39.3% of revenues, for the year ended December 31, 2013, a decrease of $6.8 million, or 5.2% from $130.8 million, 38.4% of revenues, for the same period in 2012. This decrease is primarily due to the net effect of i) decreased professional fees in connection with the restructuring of $9.8 million, $1.6 million of which consisted of write-offs of discontinued refinancing costs and $8.2 million of other professional fees incurred in connection with the ongoing restructuring in 2012, ii) increased expenses in 2013 due to a one time settlement of a tax audit of $1.0 million covering the years 2004 through 2012, and iii) increased expenses in 2013 for several new initiatives directed at supporting our revenue growth initiatives.

We continue to look for additional cost savings in various categories.

Depreciation and Amortization
Depreciation and amortization costs were $32.8 million for the year ended December 31, 2013, a decrease of 9.9% from $36.4 million for the same period in 2012. This decrease in depreciation and amortization expense is the result of certain property and equipment fully depreciating during 2013 and a reduction in the monthly amortization expense of our customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the year ended December 31, 2013 was $2.2 million, a decrease of $1.3 million from $3.5 million during the same period in 2012.

Interest
Interest expense was $17.2 million for the year ended December 31, 2013, a decrease of 51.1% from $35.2 million for the same period in 2012. This decrease is primarily the result of the reduced principal and related interest on the Notes. Our effective annual interest rates for the year ended December 31, 2013 and 2012 are as follows:

	Year Ended December 31,
	2013	2012
Interest expense	$17,196	$35,200
Weighted average debt outstanding	$152,011	$308,138
Effective interest rate	11.3%	11.4%

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2012 and 2011.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$334,476	98.1%	$369,966	97.9%	(9.6)%
Other	6,431	1.9%	8,023	2.1%	(19.8)%
Total revenues	$340,907	100.0%	$377,989	100.0%	(9.8)%

Cost of revenues:
Network services	$161,993	47.5%	$175,198	46.4%	(7.5)%
Other	2,239	0.7%	3,094	0.8%	(27.6)%
Total cost of revenues	$164,232	48.2%	$178,292	47.2%	(7.9)%

Gross profit:
Network services	$172,483	50.6%	$194,768	51.5%	(11.4)%
Other	4,192	1.2%	4,929	1.4%	(15.0)%
Total gross profit	$176,675	51.8%	$199,697	52.9%	(11.5)%
Revenues
Revenues for the years ended December 31, 2012 and 2011 were as follows:

	Year Ended December 31,
	2012		2011
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	50,602	14.8%	41,864	11.1%	20.9%
NonCloud	244,289	71.7%	278,306	73.6%	(12.2)%
Ancillary	8,019	2.4%	7,192	1.9%	11.5%
Voice and data services	$302,910	88.9%	$327,362	86.6%	(7.5)%
Wholesale	23,033	6.8%	23,046	6.1%	(0.1)%
Carrier access	8,533	2.5%	19,558	5.2%	(56.4)%
Total network services	334,476	98.1%	369,966	97.9%	(9.6)%
Other	6,431	1.9%	8,023	2.1%	(19.8)%
Total revenues	$340,907	100.0%	$377,989	100.0%	(9.8)%
Revenues from voice and data services decreased $24.5 million or 7.5% between 2011 and 2012. Within voice and data services, revenues from cloud-based services increased $8.7 million, or 20.9%; revenues from core voice and data services, excluding cloud-based services, decreased $34.0 million, or 12.2%; and ancillary voice and data revenues increased by $0.8 million. The decrease in non-cloud core services was due to: i) line churn which, while improving in recent quarters, still exceeds line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers. Wholesale revenues were virtually unchanged. Carrier access revenues decreased $11.0 million or 56.4%, which is partially due to one-time settlements that occurred in 2012 and 2011. In addition, carrier access revenues decreased due to several factors, including decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic; and lower per-minute revenue rates charged to carriers as a result of FCC-mandated rate decreases and traffic jurisdiction classifications. Our other revenues decreased $1.6 million or 19.8% between 2011 and 2012. Other revenues include data cabling, service installation and wiring and phone systems sales and installation, which continued to decline due to the economic environment.
Cost of Revenues (exclusive of depreciation and amortization)
Cost of revenues were $164.2 million for the year ended December 31, 2012, a decrease of 7.9% from $178.3 million for the same period in 2011 primarily due to the overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $125.6 million, or 76.5% of our total cost of revenues for the year ended December 31, 2012 and $137.2 million, or 76.9%, in the year ended December 31, 2011. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, UNE-L costs and T-1 costs, which totaled $27.4 million, $16.2 million and $43.2 million, respectively, for the year ended December 31, 2012. Combined, these costs decreased by 11.1% between 2011 and 2012. These costs totaled $31.1 million, $18.4 million and $48.3 million, respectively, for the year ended December 31, 2011
Gross Profit (exclusive of depreciation and amortization)
Gross profit was $176.7 million for the year ended December 31, 2012, a decrease of 11.5% from $199.7 million for the same period in 2011. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit decreased to 51.8% in 2012 from 52.8% in 2011. This decrease in gross profit as a percentage of revenue in 2012 is primarily due to the decrease in carrier access revenues. The overall carrier access revenue decrease is partially due to a settlement of access revenue that occurred in 2012 that resulted in lower revenue and a settlement of access revenue that occurred in 2011 that resulted in additional revenue, neither of which had a corresponding impact on cost of revenue. The impact of the settlement in 2011 increased gross profit by 0.2%. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we anticipate that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative
SG&A expenses were $130.8 million, 38.4% of revenues, for the year ended December 31, 2012, a decrease of $2.2 million, or 1.7% from $133.0 million, 35.2% of revenues, for the same period in 2011. This decrease is primarily due to the net effect of i) increased professional fees of $9.3 million, which includes $1.6 million of non-recurring write-offs of discontinued refinancing costs and $8.2 million of other professional fees incurred in connection with the Restructuring, ii) decreased employee costs of $5.4 million that is primarily a result of reduced employee headcount compared to the same period in 2011, and iii) decreased commissions of $2.8 million that is a result of reduced quota-bearing representatives and decreased new sales activity.
Depreciation and Amortization
Depreciation and amortization costs were $36.4 million for the year ended December 31, 2012, a decrease of 7.8% from $39.5 million for the same period in 2011. This decrease in depreciation and amortization expense is a result of network equipment fully depreciating at the end of 2011 and a reduction in the monthly amortization expense of our customer base assets. Amortization expense included in our results of operations for customer base intangible assets for the year ended December 31, 2012 was $3.5 million, a decrease of $1.6 million from $5.1 million during the same period in 2011.

Interest
Interest expense was $35.2 million for the year ended December 31, 2012, a decrease of 8.1% from $38.3 million for the same period in 2011. The decrease was due to lower debt outstanding and a reduced rate of interest on the 11 3/8% Senior Secured Notes due 2012 (the “Old Notes”). Upon entering into Chapter 11, we incurred interest on our notes at a rate of 10.5% rather than at the historical rate of 11.375%. The Notes bear interest at 10.5%. Our effective annual interest rates for the years ended December 31, 2012 and 2011 are as follows:

	Year Ended December 31,
	2012	2011
Interest expense	$35,200	$38,302
Weighted average debt outstanding	$308,138	$321,924
Effective interest rate	11.4%	11.9%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.
We previously maintained standby letters of credit under our former Revolving Credit Facility. During 2012, we collateralized those letters of credit with cash.

Liquidity and Capital Resources
Sources and uses of liquidity
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand, our capital lease line and a revolving credit facility. Our Revolving Credit Facility has a current maximum availability of $25.0 million subject to certain borrowing base limitations. This facility was undrawn as of December 31, 2013. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of December 31, 2013 we had $0.6 million of capital lease obligations outstanding under our capital lease lines. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of December 31, 2013, we will require approximately $63.0 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the year ended December 31, 2013, the Company incurred capital expenditures of $22.4 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to expected new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $5.1 million as of December 31, 2013. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Credit Facility

On November 13, 2012, we entered into our new $25,000 Revolving Credit Facility. Any outstanding amounts under the Revolving Credit Facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The borrowing base eligibility calculation exceeds the amount required to draw on the entire Revolving Credit Facility; therefore the remaining availability under the Revolving Credit Facility and the letter of credit sublimit are fully available for borrowing to the extent they have not already been drawn upon. In addition, we are subject to an unused line fee equal to the applicable percentage, as defined, on the average daily unused portion of the revolving credit commitment, as defined. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at our option. Interest on the LIBOR loans is paid at the end of the applicable LIBOR interest period, and, in any event, at least every three months; interest on the base rate loans is paid on a quarterly basis. At December 31, 2013, we had no outstanding borrowings or letters of credit under our revolving credit facility.
The Revolving Credit Facility is subject to certain specified mandatory reductions in the event future of debt issuances, asset dispositions, and insurance or condemnation events as a result of theft or destruction to our property and assets. The Revolving Credit Facility includes a number of affirmative and negative covenants, which could restrict our operations. If we were to be in default the lenders could accelerate our obligation to pay all outstanding amounts.

We are required to pay certain on-going fees in connection with the Revolving Credit Facility, including letter of credit fees on any letters of credit issued under the facility at a per annum rate of 3.00% of the average undrawn amount of such letter of credit, including issuance fees in respect thereof and commitment fees on the unused revolving commitments at a per annum rate of 0.75%. In the event that the Revolving Credit Facility is completely terminated or availability thereunder is permanently reduced prior to the maturity date, with respect to LIBOR loans, we are restricted as to timing to such reductions or terminations and are required to cover any costs in connection with the termination, reduction or repayment of such LIBOR or base rate commitment.
Subject to the terms of an intercreditor agreement, indebtedness under the Revolving Credit Facility is guaranteed by all of our direct and indirect domestic subsidiaries (other than certain immaterial subsidiaries) that are not borrowers thereunder and is secured by a security interest in all of our domestic subsidiaries’ tangible and intangible assets (including, without limitation, intellectual property, real property, licenses, permits and all of our and our subsidiaries’ capital stock (other than voting capital stock of our subsidiaries that exceeds 65% of such voting capital stock) and all funds and investment property on deposit therein or credited thereto and certain other excluded assets.
The Revolving Credit Facility contains financial, affirmative and negative covenants and requirements affecting us and our subsidiaries. In general, the financial covenants provide for, among other things, delivery of financial statements and other financial information to the lenders and notice to the lenders upon the occurrence of certain events. The affirmative covenants include, among other things, standard covenants relating to our operations and our subsidiaries’ businesses and compliance with all applicable laws, material applicable provisions of ERISA and material agreements. The Revolving Credit Facility contains negative covenants and restrictions on our actions and our subsidiaries, including, without limitation, incurrence of additional indebtedness, restrictions on dividends and other restricted payments, prepayments of debt, liens, sale-leaseback transactions, loans and investments, hedging arrangements, mergers, transactions with affiliates, changes in business and restrictions on our ability to amend the indenture governing the Notes.
The Revolving Credit Facility contains customary representations and warranties and events of default, including, without limitation, payment defaults, cross-payment defaults and cross events of default, covenant defaults, certain events of bankruptcy, certain events under ERISA, loss of assets, loss or expiry of license, failure to comply with certain rules and regulations, material judgments, actual or asserted invalidity of the guarantees, change in nature of business and change in control. Upon the occurrence of an event of default, the Revolving Credit Facility may be terminated, any amounts due thereunder may be automatically due and payable and the borrowers shall deposit in a cash collateral account an amount equal to 105% of the aggregate then undrawn and unexpired amount of all outstanding letters of credit.
As of December 31, 2013, we were in compliance with all restrictive covenants set forth in the credit agreement governing the Revolving Credit Facility.

Notes
In connection with the Plan, on November 13, 2012, we issued Notes with an aggregate principal amount of $150 million. Under the Notes, interest accrues at 10.5% per annum, calculated using a 360-day year, and is payable semi-annually in cash in arrears on May 15 and November 15 of each year, beginning on May 15, 2013. We are required to pay interest on overdue principal at 2% per annum in excess of the rate per annum set forth in the Notes, and also pay interest on overdue installments of interest at the same rate to the extent lawful.
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of our existing and future domestic restricted subsidiaries. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of us and our subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of ours and our subsidiaries.

The Notes and the guarantees are secured by a lien on substantially all of our assets provided, however, that pursuant to the terms of an intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures the our Revolving Credit Facility and certain other permitted indebtedness.
We may redeem the Notes, at our option, in whole or in part at any time prior to November 15, 2017, upon not less than 30 days or more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) set forth below:

Period	Percentage
Prior to six months following the Issue Date	100%
Six months to 18 months following the Issue Date	105%
18 months to 30 months following the Issue Date	104%
30 months to 42 months following the Issue Date	103%
42 months to 54 months following the Issue Date	102%
54 months to 60 months following the Issue Date	100%
In addition, we must pay accrued and unpaid interest on the aggregate principal amount of the Notes redeemed.
The indenture governing the Notes contains covenants limiting our ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. If an event of default shall occur and be continuing and has not been waived, The Bank of New York Mellon, as trustee, or the holders of at least 25% in principal amount of outstanding Notes may declare the principal of and premium, if any, and accrued interest on all of the Notes to be due and payable. We were in compliance with all covenants at December 31, 2013 .

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012
Cash Flows from Operating Activities
Cash provided by operating activities was $22.9 million for the year ended December 31, 2013, compared to $12.8 million for the same period in 2012. Our increase in cash flow from operating activities was primarily due to lower interest costs associated with the Notes along with improvement in ordinary business operating activities.
Cash Flows from Investing Activities
Cash used in investing activities was $22.5 million for the year ended December 31, 2013, compared to $6.6 million for the same period in 2012. The change in cash flow from investing activities was due to: i) cash paid of $0.9 million for the acquisition of Common Voices, Inc., ii) an increase in capital expenditures of $1.6 million and iii) the redemption of $13.7 million of investment securities converted into cash and cash equivalents for the same period in 2012. In addition, during 2012 we collateralized several letters of credit with cash that were previously maintained as standby letters of credit under our former revolving credit facility
Cash Flows from Financing Activities
Cash used in financing activities was $1.9 million for the year ended December 31, 2013, compared to $19.3 million for the same period in 2012. The change in cash flows from financing activities was primarily due to repayments on the Revolving Credit Facility, net of borrowings under our former Senior Revolving Debtor in Possession Credit Facility, of $17.1 million, which occurred during 2012.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Cash Flows from Operating Activities
Cash provided by operating activities was $12.8 million for the year ended December 31, 2012, compared to $27.9 million for the same period in 2011. Our decline in cash flow from operating activities was due to a reduction in our revenues and higher costs incurred in connection with the restructuring, offset by lower interest costs. During the year ended December 31, 2012, we paid $24.3 million in interest expense on our senior notes compared to $34.1 million during the same period in 2011.
Cash Flows from Investing Activities
Cash used in investing activities was $6.6 million for the year ended December 31, 2012, compared to $29.8 million for the same period in 2011. The $23.2 million change in cash flow from investing activities was due to the $13.7 million decrease in activities of buying and selling investment securities and a $9.5 million decrease in the purchases of capital equipment.
Cash Flows from Financing Activities
Cash used in financing activities was $19.3 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively. The change in cash flows from financing activities was primarily due to repayments of $17.1 million on the Revolving Credit Facility and net repayments of $1.7 million on our capital lease financings in 2012.

Contractual Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2013. The following numbers are presented in thousands.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
10 1/2 senior secured notes due 2017	$150,000	$—	$—	$150,000	$—
Cash interest for notes	63,000	15,750	31,500	15,750	—
Capital lease obligations	951	676	233	43	—
Operating leases	52,244	7,370	13,880	13,949	17,045
Total contractual obligations	$266,196	$23,796	$45,613	$179,742	$17,045

New Accounting Standards
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  Under this new guidance, companies must present this unrecognized tax benefit in the consolidated financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the consolidated financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have any impact on the Company’s operating results and financial position.
Application of Critical Accounting Policies and Estimates
The preparation of the consolidated financial statements in accordance with GAAP requires us to make judgments, estimates and assumptions regarding uncertainties that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses. We use historical experience and all available information to make these judgments and estimates and actual results could differ from those estimates and assumptions that are used to prepare our financial statements at any given time. Despite these inherent limitations, management believes that Management’s Discussion and Analysis of Financial Condition and Results of Operations and the accompanying audited Consolidated Financial Statements and Notes to audited Consolidated Financial Statements provide a meaningful and fair perspective of our financial condition and our operating results.
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
Revenue Recognition
Our revenues consist primarily of network services revenues, which primarily include voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided. Revenues for charges that are billed in advance of services being rendered are deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided, but subject to our conclusion that realization of that revenue is reasonably assured. Revenues and direct costs related to up-front service installation fees are deferred and amortized over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer turnover from which it was determined that our monthly turnover was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in a change in the amount of revenue recognized on an annual basis of between $0.4 million and $0.6 million.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive customer balances are reserved at 50%. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $0.6 million. We reflect all carrier related receivables on our consolidated balance sheet at the amount we expect to realize in cash.
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
Goodwill and Other Intangible Assets
We perform impairment tests at least annually on all goodwill and indefinite-lived intangible assets, which are conducted at the reporting unit level. We have one reporting unit. Goodwill and indefinite-lived intangible assets are tested for impairment using a consistent measurement date, which for us is the fourth quarter of each year, or more frequently if impairment indicators arise. The evaluation of goodwill and indefinite-lived intangibles for impairment is primarily based on a discounted cash flow model that includes estimates of future cash flows. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Based on the goodwill impairment test we conducted, the fair value of our reporting unit exceeded its carrying value.
Disputes
We are, in the ordinary course of business, billed certain charges from other carriers that we believe are erroneous. We carefully review our vendor invoices and frequently dispute inaccurate or inappropriate charges. In cases where we dispute certain charges, we frequently pay only undisputed amounts on vendor invoices. The amount of disputed charges may remain outstanding for some time pending resolution or compromise.
Management does not believe a payment of the entire amount of disputed charges will occur. We therefore account for our disputed billings from carriers based on the estimated settlement amount of disputed balances. The settlement estimate is based on a number of factors including historical results of prior dispute settlements. We consistently review the outstanding disputes and reassess the likelihood of success in the event of the resolution of these disputes. We believe we have accrued an amount appropriate to settle all remaining disputed charges. However, it is possible that the actual settlement of any remaining disputes may differ from our reserves and that we may settle at amounts greater than the estimates.
Income Taxes
We recognize deferred income taxes using the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. At December 31, 2013, we had net operating loss carryforwards (“NOLs”) available totaling approximately$167.0 million which will begin to expire in 2019. We have provided a full valuation allowance against the net deferred tax asset as of December 31, 2013 because we do not believe it is more likely than not that this asset will be realized. To the extent that our ability to use these NOLs against any future taxable income is limited, our cash flow available for operations and debt service would be reduced. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.
Reorganizations
For the period subsequent to the Petition Date, our consolidated financial statements have been prepared in accordance with Accounting Standards Codification (“ASC”) 852, “Reorganizations.” ASC 852 requires that our pre-petition liabilities that are subject to compromise be reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Court.
Pursuant to ASC 852, the objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations are reflected separately as reorganization items in the consolidated statements of operations. Cash used for reorganization items is disclosed separately in the consolidated statements of cash flows. Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount.

In accordance with ASC 852, we did not adopt fresh-start accounting as of the effective date of the Plan. Fresh-start accounting requires that the reporting entity allocate the reorganization value to its assets and liabilities in relation to their fair values upon emergence from Chapter 11 if (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. We did not qualify for fresh start reporting under ASC 852 as upon emergence from Chapter 11 the value of our assets was greater than the total of all post-petition liabilities and allowed claims. Reorganization items are expense items that were incurred or realized as a result of the bankruptcy and are presented separately in the accompanying consolidated statements of operations. These expenses include professional fees and transaction bonuses incurred and directly related to the bankruptcy filing. We have not recorded any income from reorganization activities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of the Notes with a fixed interest rates and the Revolving Credit Facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of the Restructuring or the current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of December 31, 2013. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at December 31, 2013 was approximately $146.6 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase. For more information, see Note 15 to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and testing, we have concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index to Consolidated Financial Statements. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, NY
March 31, 2014

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,143	$9,736
Certificates of deposit	1,820	1,805
Accounts receivable, less allowance for doubtful accounts of $6,037 and $7,460	24,450	28,811
Other current assets	7,753	9,300
Total current assets	42,166	49,652
Property and equipment, net	61,070	68,381
Goodwill	98,238	98,238
Intangible assets, net	4,068	6,261
Other assets	3,680	3,879
Total assets	$209,222	$226,411
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,749	$4,433
Accrued expenses and other current liabilities	14,442	20,361
Taxes payable	7,413	8,820
Deferred revenues	10,100	10,567
Current portion of capital lease obligations	676	1,818
Total current liabilities	37,380	45,999
10.5% senior secured notes	150,000	150,000
Deferred rent payable	4,879	4,822
Deferred revenues	1,103	1,077
Capital lease obligations, net of current portion	276	1,080
Deferred income taxes payable	6,917	5,948
Other	455	792
Total liabilities	201,010	209,718
Stockholders’ equity:
Common stock — $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(298,680)	(290,199)
Total stockholders’ equity	8,212	16,693
Total liabilities and stockholders’ equity	$209,222	$226,411
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Revenues	$315,363	$340,907	$377,989
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	147,505	164,232	178,292
Selling, general and administrative	124,001	130,777	132,997
Depreciation and amortization	32,839	36,382	39,508
Total operating expenses	304,345	331,391	350,797
Income from operations	11,018	9,516	27,192
Reorganization items	(1,072)	(8,415)	—
Interest expense	(17,196)	(35,200)	(38,302)
Interest income	33	50	70
Other income	—	—	183
Loss before provision for income taxes	(7,217)	(34,049)	(10,857)
Provision for income taxes	(1,264)	(1,224)	(1,347)
Net loss	$(8,481)	$(35,273)	$(12,204)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency)
(in thousands, except share amounts)

	Year Ended December 31,
	2013		2012		2011
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock (New)
Balance at beginning of year	9,999,945	$100	—	$—	—	$—
Issuance of common stock in connection with reorganization	—	—	9,999,945	100	—	—
Balance at end of year	9,999,945	100	9,999,945	100	—	—
Preferred stock (New)
Balance at beginning of year	—	—	—	—	—	—
Balance at end of year	—	—	—	—	—	—
Series A common stock (Old)
Balance at beginning of year	—	—	9,333,680	107	9,333,680	107
Cancellation of shares in connection with Reorganization	—	—	(9,333,680)	(107)	—	—
Balance at end of year	—	—	—	—	9,333,680	107
Series B common stock (Old)
Balance at beginning of year	—	—	360,050	4	360,050	4
Cancellation of shares in connection with Reorganization	—	—	(360,050)	(4)	—	—
Balance at end of year	—	—	—	—	360,050	4
Series A Preferred stock (Old)
Balance at beginning of year	—	—	87,254	1	87,254	1
Cancellation of shares in connection with Reorganization	—	—	(87,254)	(1)	—	—
Balance at end of year	—	—	—	—	87,254	1
Series A-1 Preferred Stock (Old)
Balance at beginning of year	—	—	100,702	1	100,702	1
Cancellation of shares in connection with Reorganization	—	—	(100,702)	(1)	—	—
Balance at end of year	—	—	—	—	100,702	1
Series B Preferred Stock (Old)
Balance at beginning of year	—	—	91,187	1	91,187	1
Cancellation of shares in connection with Reorganization	—	—	(91,187)	(1)	—	—
Balance at end of year	—	—	—	—	91,187	1
Series B-1 Preferred Stock (Old)
Balance at beginning of year	—	—	64,633	1	64,633	1
Cancellation of shares in connection with Reorganization			(64,633)	(1)	—	—
Balance at end of year	—	—	—	—	64,633	1
Series C Preferred Stock (Old)
Balance at beginning of year	—	—	14,402	—	14,402	—
Cancellation of shares in connection with Reorganization	—	—	(14,402)	—	—	—
Balance at end of year	—	—	—	—	14,402	—
Additional paid-in capital
Balance at beginning of year		306,792		140,811		140,811
Cancellation of warrants and stock		—		(243)		—
Issuance of Common Stock and warrants in connection with Reorganization		—		166,224
Balance at end of year		306,792		306,792		140,811
Accumulated deficit
Balance at beginning of year		(290,199)		(254,926)		(242,722)
Net loss		(8,481)		(35,273)		(12,204)
Balance at end of year		(298,680)		(290,199)		(254,926)
Treasury stock
Balance at beginning of year		—		(177)		(177)
Cancellation of treasury stock in connection with Reorganization		—		177		—
Balance at end of year		—		—		(177)
Total stockholders’ equity (deficiency)		$8,212		$16,693		$(114,177)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities
Net loss	$(8,481)	$(35,273)	$(12,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	30,646	32,896	34,200
Amortization of deferred financing costs	—	2,320	2,706
Amortization of intangible assets	2,193	3,486	5,306
Amortization of bond premium	—	(840)	(1,146)
Provision for doubtful accounts	1,276	1,289	2,335
Write off of costs associated with discounted refinancing	—	1,630	—
Write-off of leasehold improvements	—	—	237
Deferred income taxes	969	969	969
Other	(343)	(181)	207
Changes in operating assets and liabilities (exclusive of assets acquired and liabilities assumed):
Accounts receivable	3,090	3,155	481
Other current assets	801	342	1,004
Other assets	199	(1,071)	(890)
Accounts payable	316	(3,672)	(4,326)
Accrued expenses, other current liabilities and taxes payable	(7,326)	7,864	(1,970)
Deferred revenues	(499)	(449)	(443)
Deferred rent payable	57	295	1,441
Net cash provided by operating activities	22,898	12,760	27,907
Cash flows from investing activities
Purchases of property and equipment	(22,411)	(20,789)	(30,290)
Cash paid to acquire Common Voices	(871)	—	—
Purchases of investment securities	—	(41,034)	(49,248)
Sales of investment securities	—	54,601	49,240
Other	737	591	498
Net cash used in investing activities	(22,545)	(6,631)	(29,800)
Cash flows from financing activities
Repayments of revolving credit facility	(5,000)	(17,122)	—
Proceeds from revolving credit facility	5,000	—	—
Proceeds from DIP credit facility	—	15,900	—
Repayments of DIP credit facility	—	(15,900)	—
Proceeds from capital lease financing	208	191	2,348
Payments on capital lease obligations	(2,154)	(1,886)	(2,735)
Other	—	(500)	—
Net cash used in financing activities	(1,946)	(19,317)	(387)
Net decrease in cash and cash equivalents	(1,593)	(13,188)	(2,280)
Cash and cash equivalents at beginning of year	9,736	22,924	25,204
Cash and cash equivalents at end of year	$8,143	$9,736	$22,924
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$16,863	$25,347	$36,004
Cash paid during the year for taxes	295	255	378
Cancellation of 11 3/8% senior secured notes (Old Notes) and accrued interest	—	316,209	—
Issuance of 10 1/2% senior secured notes (New Notes)	—	150,000	—
Issuance of new common stock	—	166,324	—
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(in thousands, except share information)
1. Organization and Description of Business
Broadview Networks Holdings, Inc. (the “Company”) is a leading cloud-based service provider of communications and information technology solutions to small and medium sized business and enterprise customers nationwide. After several years of development, the Company began providing cloud-based unified communication services in 2005 and later introduced into its product portfolio a variety of cloud-based computing solutions. Today, the Company offers a full suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide. The Company has one reportable segment.
On August 22, 2012 (the “Petition Date”), the Company, and each of its direct and indirect subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of title 11 (“Chapter 11”) of the U.S. Bankruptcy Code (the “Code”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Court”) with respect to a “pre-packaged” plan (the “Plan”) to effectuate a financial restructuring of the Company and each of its direct and indirect subsidiaries (the “Restructuring”). The Plan was confirmed by the Court on October 3, 2012, contingent upon the fulfillment or waiver of certain conditions contained therein. Final regulatory approvals for the Plan were received on October 25, 2012 (see Note 2 for additional information on the Plan).

2. Voluntary Reorganization Under Chapter 11
Bankruptcy Proceedings
On August 22, 2012, the Company filed voluntary petitions for reorganization under Chapter 11 of the Code.
On October 3, 2012, the Court entered an order confirming the Plan and the Company emerged from bankruptcy protection on November 13, 2012. In connection with its emergence, the Plan was effectuated and included, among other things, the following provisions:

•	cancellation of all existing equity interests including capital stock, options, warrants or other rights to purchase the Company’s existing capital stock;

•	recapitalization of the Company with the authorization of 19,000,000 shares of Common Stock and 1,000,000 shares of Preferred Stock;

•
holders of the Company's then outstanding 11 3/8% Senior Secured Notes due 2012 (the “Old Notes”) received their pro rata share of 97.5% of newly issued Common Stock (subject to dilution by the exercise of warrants and equity pursuant to a future management incentive plan and board compensation) and $150,000 of newly issued 10.5% Senior Secured Notes due 2017 (the “New Notes”);

•
holders of the Company’s then existing Preferred Stock received their pro rata share of (i) 2.5% of newly issued New Common Stock (subject to dilution by the exercise of warrants and equity pursuant to a management incentive plan and board compensation), and (ii) two tranches of eight-year warrants to acquire shares of newly issued Common Stock representing, in the aggregate, up to 15.0% of the Company’s outstanding Common Stock following the restructuring (subject to dilution as described above);

•	execution of a new $25,000 revolving credit facility;

•	repayment of $15,900 of principal and accrued interest under the Senior Revolving Debtor in Possession Credit Facility (the “DIP Credit Facility”); and

•	cancellation of the Old Notes totaling approximately $316,209 which included accrued interest.
The Plan did not contain any compromise or settlement agreements, other than those described above. Under the Plan, general unsecured creditors, vendors, customers and employees were not negatively impacted and the Company’s obligation to these groups were paid in full in accordance with their original terms.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

For the period subsequent to the Petition Date through November 13, 2012, the Company's financial statements were prepared in accordance with Accounting Standards Codification (“ASC”) 852, Reorganizations. ASC 852 requires that the Company's pre-petition liabilities that are subject to compromise be reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Court.
Pursuant to ASC 852, the objective of financial statements issued by an entity in Chapter 11 is to reflect its financial evolution during the proceeding. For that purpose, the financial statements for periods including and subsequent to filing the Chapter 11 petition should distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Certain expenses, realized gains and losses and provisions for losses not directly related to ongoing operations are reflected separately as reorganization items in the consolidated statements of operations. Cash used for reorganization items is disclosed separately in the notes to consolidated financial statements. Additionally, pre-petition debt that is subject to compromise must be recorded at the allowed claim amount.
Contemporaneous with the Petition Date, the Company entered into the DIP Credit Facility. Borrowings under the DIP Credit Facility were used to purchase $13,898 of investments in U.S. Treasury notes. As part of the Plan, the Company agreed to continue to pay interest on the Old Notes at 10.5%.
Registration Rights Agreement
Pursuant to the New Notes Indenture Agreement, the Company entered into a Registration Rights Agreement on November 13, 2012 which required the Company to file a registration statement with the Securities and Exchange Commission (“SEC”) by March 29, 2013 and to use commercially reasonable efforts to have the registration statement declared effective by the SEC by July 15, 2013. On June 5, 2013 the Company filed Amendment #2 to the registration statement and on June 6, 2013, the SEC issued its notice of effectiveness.
Reorganization Items
Pursuant to ASC 852, expenses that resulted from the Restructuring are reported as reorganization items in the Company's consolidated statements of operations. For the year ended December 31, 2013, the Company recorded reorganization items of $1,072, which consisted entirely of professional fees. For the year ended December 31, 2012, the Company recorded reorganization items of $8,415, which consisted of professional fees and a transaction bonus paid to key employees which was approved by the Court. As of December 31, 2012, $5,550 of the reorganization expenses were paid and $2,865 were included in accrued expenses and other current liabilities in the Company’s consolidated balance sheet. Professional fees incurred during 2012 prior to the Petition Date and associated with the restructuring, totaling approximately $9,787, are included in selling, general and administrative expenses.
For the years ended December 31, 2013 and 2012, the Company did not record any income from reorganization activities.
Emergence From Bankruptcy
Under ASC 852, companies must, apply “fresh-start” accounting rules upon emergence from Chapter 11 reorganization, if certain conditions are met. In accordance with ASC 852, the reporting entity must allocate the reorganization value of the company to its assets in relation to their fair values upon emergence from Chapter 11 if: (i) the value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all post-petition liabilities and allowed claims; and (ii) holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity. The Company did not qualify for fresh start reporting under ASC 852 as upon emergence from Chapter 11 the reorganized value of the Company's assets was greater than the total of all post-petition liabilities and allowed claims.

The reorganization value was determined by combining the equity value, as negotiated in the Plan, the interest bearing debt and non-interest bearing liabilities as of the date when all material conditions precedent to the Plan becoming binding were resolved. The equity value was within the range of values included in the Disclosure Statement approved by the Court.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews such estimates and assumptions as circumstances dictate. Actual results could differ from those estimates.
Fair Value of Financial Instruments
The Company measures and discloses the fair value of financial assets and liabilities in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements.
ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Revenue Recognition
The Company’s revenue is derived primarily from the sale of telecommunication services, consisting of local and long distance voice services, Internet, and data services to commercial and residential customers in the northeast United States. In addition, the Company offers certain services on a nationwide basis.
Subscriber usage fees consist of fees paid by customers for each call made, access fees paid by carriers for long distance calls that the Company originates and terminates, and fees paid by the incumbent carriers as reciprocal compensation when the Company terminates local calls made by their customers. Revenue related to usage fees is recognized when the service is provided. Usage fees are billed in arrears. The Company’s ability to generate access fee revenue, including reciprocal compensation revenue, is subject to numerous regulatory and legal proceedings. Until these proceedings are ultimately resolved, the Company’s policy is to recognize access fee revenue, including reciprocal compensation revenue, only when it is concluded that realization of that revenue is reasonably assured.
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

3. Significant Accounting Policies (continued)
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
The Company reports taxes imposed by governmental authorities on revenue-producing transactions between it and its customers on a net basis.
Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $1,833 and $2,381 as of December 31, 2013 and 2012, respectively.
Cost of Revenues
Cost of revenues include direct costs of sales and network costs. Direct costs of sales include the costs incurred with telecommunication carriers to render services to customers. Network costs include the costs of fiber and access, points of presence, repairs and maintenance, rent and utilities of the switch locations, Internet data network, as well as salaries and related expenses of network personnel. Network costs are recognized during the month in which the service is utilized. The Company accrues for network costs incurred but not billed by carriers.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are being held in several large financial institution, which are members of the Federal Deposit Insurance Corporation (“FDIC”), although most of our balances do exceed the FDIC insurance limits.
Investment Securities
Investment securities represented the Company’s investment in short-term U.S. Treasury notes. The Company’s primary objectives for purchasing these investment securities were liquidity and safety of principal. The Company considered these investment securities to be available-for-sale. During the year ended December 31, 2012, the Company fully redeemed the investment securities.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. Allowances for doubtful accounts are recorded as selling, general and administrative expenses. The Company writes off accounts deemed uncollectible after efforts to collect such accounts are not successful. The Company also requires security deposits in the normal course of business if customers do not meet the criteria established for offering credit.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
Inventory
Inventory consists primarily of equipment and supplies used in connection with installing phone systems to new and existing customers’ locations. The cost of inventory comprises the purchase and other costs incurred in bringing the inventories to their present location. The cost of inventory is determined using the weighted average method. There are no estimated losses due to obsolescence due to the short period of time between the purchase of the equipment and the installation to the customer. The Company reviews other inventory for potential obsolescence each reporting period and makes adjustments as management deems necessary. There was no material adjustments for obsolescence during the years ended December 31, 2013 or 2012.
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
Impairment of Long-Lived Assets
Long-lived assets, including finite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying amount of an asset (or asset group) may not be recoverable. In analyzing potential impairments, projections of future cash flows from the asset group are used to estimate fair value. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset group, a loss is recognized for the difference between the estimated fair value and carrying value of the asset group. The Company did not record any impairments of long-lived assets for the years ended December 31, 2013 or 2012.
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment annually on or about October 1 or when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. There were no impairment charges recorded during 2013 or 2012. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is based on projections of discounted cash flows (income approach) and the fair value of comparable telecommunication companies and recent transactions in the telecommunications industry (market approach). The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step impairment test. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of a terminal value. We believe these assumptions and estimates provide a reasonable basis for our conclusion. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy.
Third Party Conversion Costs
The Company currently capitalizes third party conversion costs incurred to provision customers to its network as part of property and equipment. These costs include external vendor charges and costs incurred internally. The Company amortizes conversion costs over four years.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
Debt Issuance Costs
The costs related to the issuance of long-term debt are deferred and amortized into interest expense, using the effective interest method, over the life of each debt issuance. There were no debt issuance costs incurred during the year ended ended December 31, 2013. For December 31, 2012, all deferred issuance costs associated with previous debt financings were expensed. Financing costs associated with the reorganization were expensed as incurred in accordance with ASC 852.
Significant Vendor
The Company purchased approximately 66%, 67% and 68% of its telecommunication services from one vendor during the years ended December 31, 2013, 2012 and 2011, respectively. Accounts payable in the accompanying consolidated balance sheets include approximately $3,550 and $3,209 and $6,646 as of December 31, 2013, 2012 and 2011, respectively, due to this vendor.
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
Uncertainty in Income Taxes
The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. Only tax positions that meet the more likely than not recognition threshold at the reporting date may be recognized. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits as income tax expense.
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for uncertain income tax positions are required in the Company’s financial statements as of December 31, 2013 and 2012. The Company currently has no federal or state income tax examinations in progress. As a result of the applicable statutes of limitations, the Company’s federal and state income tax returns for tax years before December 31, 2009 are no longer subject to examination by the Internal Revenue Service or state departments of revenue.
Software Development Costs
The Company capitalizes the cost of internal use software. Costs incurred during the preliminary stage are expensed as selling, general and administrative expenses as incurred while costs incurred during the application stage are capitalized. The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life of two years, when it is ready for its intended use. The Company incurred software development expenses of $703, $807 and $1,121 for the years ended December 31, 2013, 2012 and 2011, respectively.
During the years ended December 31, 2013, 2012 and 2011, the Company capitalized approximately $3,146, $2,927 and $2,798 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $2,928, $2,839 and $2,745 for the years ended December 31, 2013, 2012 and 2011, respectively. The unamortized balance of capitalized software development costs as of December 31, 2013 and 2012 is $3,098 and $2,881 respectively.
Advertising
The Company expenses advertising costs in selling, general and administrative expenses in the period incurred. Advertising expenses totaled $2,862, $2,690 and $1,728 for the years ended December 31, 2013, 2012 and 2011, respectively.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
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

4. Acquisition

On March 28, 2013, the Company closed on an agreement to acquire software, related intellectual property and certain other assets of Common Voices, Inc. for $871. The transaction was accounted for as a business combination. The purchase price was predominately capitalized software costs within property and equipment. This acquisition consolidates the proprietary technology underlying OfficeSuite®, providing the opportunity to further differentiate the Company’s services and reduce licensing, operating and support costs.

5. Recent Accounting Pronouncements
During the first quarter of 2013, the Company adopted the accounting standard on evaluating the realizable value of indefinite-lived intangible assets other than goodwill. The update was issued to allow an organization to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is “more likely than not” that the asset is impaired. The adoption of this standard update did not have a significant impact on the Company's consolidated financial statements.
During the first quarter of 2013, the Company adopted the accounting standard update regarding reclassifications out of accumulated other comprehensive income. This standard update requires companies to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in our consolidated statements of operations if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. The adoption of this standard update did not have a significant impact on the Company’s consolidated financial statements.

6. Other Assets
Other current assets consist of the following at December 31:

	December 31,
	2013	2012
Deferred carrier charges	$3,125	$2,817
Prepaid expenses	2,120	2,173
Inventory	1,356	2,211
Deferred credits	520	607
Other	632	1,492
Total other current assets	$7,753	$9,300

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

Other non-current assets consist of the following at December 31:

	December 31,
	2013	2012
Lease security and carrier deposits	$3,080	$3,134
Other	600	745
Total other non-current assets	$3,680	$3,879
The Company incurred deferred financing costs of $500 in 2012 related to the amendment of the Company’s Revolving Credit Facility. Amortization of deferred financing costs amounted to $2,320 for the year ended December 31, 2012. During 2012 the Company wrote off $1,630 of discontinued deferred financing costs when it began the reorganization process.

7. Property and Equipment
Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2013	2012
Network equipment	$240,305	$222,309
Computer and office equipment	22,052	21,243
Capitalized software costs	11,920	8,736
Furniture and fixtures and other	9,114	8,714
Leasehold improvements	7,287	6,913
	290,678	267,915
Less accumulated depreciation and amortization	(229,608)	(199,534)
	$61,070	$68,381
Property and equipment includes amounts acquired under capital leases of approximately $3,757 and $5,718, net of accumulated depreciation of approximately $13,474 and $11,347 at December 31, 2013 and 2012, respectively. Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

8. Identifiable Intangible Assets
The Company’s customer relationship intangible assets were obtained in connection with previous acquisitions. The multi-period excess earnings method, a variant of the income approach, was utilized to value the customer relationship intangibles.
The components of intangible assets at December 31 are as follows:

	December 31,
	2013			2012
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$50,400	$(46,332)	$4,068	$50,400	$(44,139)	$6,261
The customer relationship intangibles are amortized on an accelerated method over their useful lives in proportion to the expected benefits to be received. Amortization of intangible assets for the years ended December 31, 2013, 2012 and 2011 amounted to $2,193, $3,486 and $5,306 respectively.
Future projected amortization expense for the years ending December 31 is as follows:

2014	$1,569
2015	1,123
2016	802
2017	574

$4,068

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2013	2012
Recurring network costs	$1,670	$3,739
Recurring operating accruals	5,760	10,007
Accrued interest	2,029	2,075
Payroll-related liabilities	4,315	2,742
Other	668	1,798
Total accrued expenses and other current liabilities	$14,442	$20,361

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

10. Obligations Under Capital and Operating Leases
Capital Leases
The Company leases network equipment under a capital lease arrangement. The equipment capital lease facility allows the Company to finance $5,000 of equipment. The Company is obligated to repay the borrowings in twelve quarterly installments. The Company's lease facilities specify that at the end of the final installment period, the Company has the option of renewing, returning or purchasing the equipment at a mutually agreed fair value. The Company had borrowings of $952 outstanding on the existing facilities at December 31, 2013.
The future minimum lease payments under all capital leases at December 31, 2013 are as follows:

2014	$1,014
2015	168
2016	86
2017	45
1,313
Less amounts representing interest	(361)
952
Less current portion	(676)
Capital lease obligations, net of current portion	$276

Operating Leases
The Company rents office space, switch locations and equipment under various operating leases. Some of the Company’s operating leases have free or escalating rent payment provisions. The future minimum lease payments under operating leases at December 31, 2013 are as follows:

2014	$7,370
2015	6,937
2016	6,943
2017	6,977
2018	6,972
Thereafter	17,045

Total minimum lease payments	$52,244
Total rent expenses under these operating leases totaled $7,988, $8,179 and $8,012 for the years ended December 31, 2013, 2012 and 2011, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

11. Debt

New Notes

On November 13, 2012 (the “issue date”), the Company issued the New Notes. In connection with the Plan, as discussed in Note 2, the New Notes were issued as partial consideration for the principal and unpaid interest outstanding under the Old Notes as of the Petition Date. Under the New Notes, interest accrues annually at 10.5% and is payable semi-annually on May 15 and November 15 and commenced in May 2013.

The New Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of December 31, 2013. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The New Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.

The New Notes and the guarantees are secured by a lien on substantially all of the Company's assets provided, however, that pursuant to the terms of the intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the notes and the guarantees are contractually subordinated to a lien thereon that secures the Company's Credit Facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness.

The New Notes are due in full on November 15, 2017. The Company may redeem the New Notes, at its option, in whole or in part at any time prior to November 15, 2017, upon not less than 30 days' or more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) set forth below:

Year	Percentage
Prior to six months following the Issue Date	100%
Six months to 18 months following the Issue Date	105%
18 months to 30 months following the Issue Date	104%
30 months to 42 months following the Issue Date	103%
42 months to 54 months following the Issue Date	102%
54 months to 60 months following the Issue Date	100%

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

11. Debt (continued)

The New Notes Indenture Agreement contains covenants limiting the Company's ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2013.

Revolving Credit Facility

Credit Facility

On November 13, 2012, the Company entered into a new $25,000 Senior Revolving Credit Facility (“Credit Facility”), maturing 2017. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The borrowing base eligibility calculation exceeds the amount required to draw on the entire Credit Facility; therefore the remaining availability under the Credit Facility and the letter of credit sublimit are fully available for borrowing. In addition, the Company is subject to an unused line fee equal to the applicable percentage on the average daily unused portion of the revolving credit commitment. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly basis, and interest on the base rate loans is paid on a quarterly basis. There were no outstanding borrowings under the Credit Facility at December 31, 2013.
The Credit Facility is subject to mandatory reductions in the event future debt issuances, asset dispositions, and insurance or condemnation events as a result of theft or destruction to the Company’s property and assets. The facility includes a number of affirmative and negative covenants, which could restrict the Company’s operations. If the Company were to be in default the lenders could accelerate the Company’s obligation to pay all outstanding amounts.
Indebtedness under the Credit Facility is guaranteed by all of the Company’s direct and indirect subsidiaries that are not borrowers there under and is secured by a security in all of the Company’s and its subsidiaries’ tangible and intangible assets. Certain of the Company’s assets have been pledged to the holders of the New Notes pursuant to the indenture governing the New Notes and the related collateral and security agreements. Each of the Company’s subsidiaries has guaranteed the outstanding debt. The parent company of these subsidiaries has no independent assets or operations and the guarantees are full and unconditional and joint and several.

DIP Credit Facility

On August 22, 2012, the Company entered into the DIP Credit Facility which in effect refinanced the Company's then-existing Revolving Credit Facility. Borrowings of $15,900 under the DIP Credit Facility were used to purchase $13,898 in investments, with the remaining amount used for general operating purposes. Unused portions of the DIP Credit Facility were subject to availability under a borrowing base and compliance with certain covenants. The DIP Credit Facility bore interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans was paid on a monthly or quarterly basis, and interest on the base rate loans was paid on a quarterly basis.

The Company paid a one-time fee of $125 in connection with obtaining the DIP Credit Facility. Indebtedness under the DIP Credit Facility was guaranteed by all of the Company's direct and indirect subsidiaries that were not borrowers there under and was secured by a security interest in all of the Company's and its subsidiaries' tangible and intangible assets. During the year ended December 31, 2012, the Company fully repaid the DIP Credit Facility prior to emergence. During the year ended December 31, 2012, the Company recorded interest expense of $241 on borrowings obtained under the DIP Credit Facility.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

11. Debt (continued)

Troubled Debt Restructuring

A troubled debt restructuring ("TDR") is a formal restructure of a loan where a creditor, for economic or legal reasons related to the borrower's financial difficulties, grants a concession to the borrower. The concessions may be granted in various forms, including but not limited to a reduction in the stated interest rate, reduction in the loan balance or accrued interest, or extension of the maturity date. TDR's are evaluated in accordance with ASC Topic 470-60, Troubled Debt Restructurings by Debtors. Accounting for a TDR is applicable only when the borrower is experiencing financial difficulties and the creditor grants a concession. The recognition and measurement guidance for a modification of terms in a TDR is based upon whether the future undiscounted cash flows specified by the new terms are greater than or less than the carrying value of the debt.

The Company concluded that it was experiencing financial difficulties and determined that a concession had been granted by the holders of the Old Notes. The Company did not record a gain in connection with the TDR since the future maximum undiscounted cash payments on the New Notes (including principal and interest) exceed the adjusted carrying value of the Old Notes. The Company has reflected the debt on its consolidated balance sheet at its face amount of $150,000 as this amount is not significantly different from the net carrying amount of the Old Notes after the reorganization, and will record interest expense in its consolidated financial statements based upon the coupon rate of interest of 10.5%. No fees have been paid to the creditors as part of this arrangement, therefore there have been no costs capitalized as part of the troubled debt restructuring. All third party fees have been expensed to reorganization items in the Company’s consolidated statement of operations.

Revolving Credit Facility

On August 23, 2006, the Company entered into the five-year Revolving Credit Facility. The Revolving Credit Facility was amended on November 12, 2010, December 8, 2011, and again on July 19, 2012 to extend the maturity date to September 5, 2012. The loans bore interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. The applicable margin percentage increased by 25 basis points after each amendment under both the base rate and LIBOR methods. Interest on the LIBOR loans was paid on a monthly or quarterly basis, and interest on the base rate loans was paid on a quarterly basis. Contemporaneous with the Petition Date, the Company entered into the DIP Credit Facility which in effect refinanced the Company’s then-existing Revolving Credit Facility.

Old Notes

On August 23, 2006, the Company issued $210,000 principal amount of the Old Notes. The net proceeds from the Senior Secured Notes were used to fund an acquisition, repay indebtedness under the Company’s senior secured credit facility and senior unsecured subordinated notes due 2009, and for general corporate purposes. On May 14, 2007, the Company completed an additional offering of $90,000 aggregate principal amount of the Old Notes at an issue price of 1053/4%, generating gross proceeds of $95,175. The unamortized bond premium of $840 became fully amortized during the year ended December 31, 2012.

On November 13, 2012, the Company emerged from bankruptcy protection as discussed in Note 2. In connection with the Company's emergence from bankruptcy, the holders of the Old Notes received $150,000 in New Notes and 97.5% of New Common Stock of the Company.

12. Stockholders' Equity

Recapitalization
In connection with the approved Plan, as discussed in Note 2, the Company completed a recapitalization whereby all previous equity interests, including stock options or other rights to purchase the Company's existing Common Stock, were cancelled. Cancellations included Common Stock A and B as well as Series A, A-1, B, B-1 and C Preferred Stock. The Company authorized 19,000,000 shares of New Common Stock and 1,000,000 shares of New Preferred Stock. As of December 31, 2013 and 2012, the Company had 9,999,945 shares of Common Stock outstanding.
Holders of the Old Notes received their pro rata share of 97.5% of New Common Stock and $150,000 of New Notes.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

12. Stockholders' Equity (continued)

Holders of the previous Preferred Stock received their pro rata share of (i) 2.5% of New Common Stock, and (ii) two tranches of eight-year warrants to acquire shares of New Common Stock representing, in the aggregate, up to 15.0% of the Company's outstanding Common Stock following the restructuring.

Common Stock
Common Stock confers upon its holders voting rights, the right to receive cash and stock dividends, if declared, and the right to share in excess assets upon liquidation of the Company. The holders of Common Stock are entitled to one vote per share.
Preferred Stock
Preferred Stock confers upon its holders voting rights, designations, preferences, participation, qualifications, limitations, as expressed through resolutions adopted by the board of directors.

Warrants
Holders of the previous Preferred Stock received their pro rata share of the two tranches of warrants to acquire shares of new Common Stock representing, in the aggregate, up to 15.0% of the Company’s outstanding Common Stock. The Series A-1 Warrants entitle the holders to purchase 1,235,895 shares of New Common Stock at an exercise price of $17.14, while the Series A-2 Warrants entitle the holders to purchase 468,105 shares of New Common Stock at an exercise price of $19.65. Both series of warrants are exercisable in whole or in part at any time prior to November 13, 2020.
13. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2013, 2012 and 2011 consist of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
State	$265	$193	$324
Foreign	30	62	54
	295	255	378
Deferred:
Federal	843	843	843
State	126	126	126
	969	969	969
	$1,264	$1,224	$1,347
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	(3.5)%	(0.6)%	(2.7)%
Permanent items	(6.4)%	(7.2)%	(0.7)%
Valuation allowance	(42.6)%	(30.8)%	(44.0)%
Effective income tax rate	(17.5)%	(3.6)%	(12.4)%
Permanent items in 2013 and 2012 relate primarily to non-deductible restructuring costs incurred in connection with the restructuring.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

13. Income Taxes (continued)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2013 and 2012:

	December 31,
	2013	2012
Deferred tax assets:
Current
Accounts receivable	$2,562	$5,016
Deferred revenue	3,863	4,042
Other	1,035	403

Total deferred tax assets-current	7,460	9,461
Noncurrent
Net operating loss carry forwards	63,879	59,559
Customer lists	5,715	6,545
Trademark	1,384	1,562
Other	4,861	4,156
Total deferred tax assets-noncurrent	75,839	71,822

Total deferred tax assets	$83,299	$81,283
Deferred tax liabilities:
Current:
Other Current Liabilities	$198	$231
Total Deferred tax liabilities - Current	$198	$231
Noncurrent
Customer Lists	$1,556	$2,395
Other Non-current liabilities	73	90
Goodwill	6,917	5,948
Accelerated Depreciation	5,599	6,590

Total deferred tax liabilities-noncurrent	$14,145	$15,023
Net deferred tax assets — current:
Total Deferred tax assets-Current	$7,460	$9,461
Total Deferred tax liabilities - Current	198	231
Valuation allowance	(7,262)	(9,230)

Net current deferred tax assets	$—	$—
Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$75,839	$71,822
Deferred tax liabilities-noncurrent	14,145	15,023
Valuation allowance	(68,611)	(62,747)

Net noncurrent deferred tax liabilities	$(6,917)	$(5,948)
The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2013 and 2012 because management does not believe it is more likely than not that this asset will be realized. The net change in the Company's valuation allowance was an increase of $3,896 between 2013 and 2012. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.
At December 31, 2013, the Company had net operating loss carryforwards available totaling $167,003 which begin to expire in 2019.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

14. Employee Savings and Retirement Plan
The Company has an active contributory defined contribution plan under Section 401(k) of the Code covering all qualified employees. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the years ended December 31, 2013, 2012 and 2011, the Company did not make any contributions to the plan.
15. Fair Values of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2013 and 2012 are deemed to approximate fair value because of their liquidity and short-term nature.

The Company had no outstanding borrowings on its Credit Facility as of December 31, 2013 and 2012. The fair value of the Company’s New Notes was $146,588 and $137,567 as of December 31, 2013 and 2012, respectively, which was based on publicly quoted prices of the notes on that date. These are considered to be Level 1 inputs.

16. Commitments and Contingencies
The Company has employment agreements with certain key executives as of December 31, 2013. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $1,268, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2013 was $5,069. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at December 31, 2013. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. During 2013, the Company entered into an extension of a commercial agreement with its principal vendor expiring in 2016.

The Company is, in the ordinary course of business, under audit with several state and local taxing authorities. Any estimated liabilities are included in taxes payable at December 31, 2013. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

17. Unaudited Quarterly Results of Operations
The following are the unaudited quarterly results of operations for the years ended December 31, 2013 and 2012. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of full year results.

	2013
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$80,801	$80,458	$78,589	$75,515
Cost of revenues	38,177	36,908	36,693	35,727
Income from operations	3,072	4,471	3,152	323
Reorganization items	(666)	(80)	(326)	—
Net loss	(2,367)	(516)	(1,405)	(4,193)

	2012
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$88,529	$86,874	$82,657	$82,847
Cost of revenues	42,764	40,526	40,753	40,189
Income (loss) from operations	4,954	1,923	(1,466)	4,105
Reorganization items	—	—	(1,428)	(6,987)
Net loss	(4,973)	(8,071)	(12,703)	(9,526)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
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

(d) Changes in Internal Control Over Financial Reporting
During our fourth fiscal quarter of 2013, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Set forth below are the names, ages and positions of our executive officers and directors as of March 31, 2014. Each of the directors were appointed pursuant to resolutions duly adopted by the board of directors of Broadview and each of its subsidiaries on November 6, 2012. All directors are elected to serve until their successors are elected and qualified, until such director’s death, or until such director shall have resigned or shall have been removed.

Name	Position
Michael K. Robinson	Chief Executive Officer and President; Director
Brian P. Crotty	Chief Operating Officer
Corey Rinker	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary
Charles C. Hunter	Executive Vice President, General Counsel and Secretary
Kenneth A. Shulman	Chief Technology Officer and Chief Information Officer
Terrence J. Anderson	Executive Vice President - Corporate Development
Anthony M. Abate	Director
John R. Brecker	Director
Jeffrey A. Brodsky	Director
James N. Chapman	Director
James V. Continenza	Director
Richard J. Santagati	Director
Biographies of Executive Officers
Michael K. Robinson, President and Chief Executive Officer; Director (57). Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Prior to this, Mr. Robinson had been with US LEC Corp. (now part of Windstream), a publicly traded communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson was appointed to our board of directors on January 8, 2009. Mr. Robinson also serves on the boards of directors of FairPoint and Lumos Networks Corp. (“Lumos”). In addition, Mr. Robinson serves on various committees of such boards, including audit (FairPoint and Lumos), regulatory (Fairpoint) and nominating/governance (Lumos). Mr. Robinson participates in various industry associations. Mr. Robinson holds a masters degree in business administration from Wake Forest University.
Brian P. Crotty, Vice President (43). Mr. Crotty, Chief Operating Officer, has over 15 years of senior management experience in the telecom industry. In his role with Broadview, he is responsible for all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s Chief Operating Officer prior to its merger with Broadview. Prior to joining Bridgecom in 2000, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd., through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first CLECs in the state of Wisconsin. In addition, Mr. Crotty has also served in a managerial position with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.

Corey Rinker, Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (55). Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker also possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Secretary and Treasurer of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.
Charles C. Hunter, Executive Vice President, General Counsel and Secretary (60). Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 25-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly two decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.
Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (60). Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services, including the development of the software, systems and technology underlying our flagship OfficeSuite® Phone platform. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and CRM systems, software and IT infrastructure. Mr. Shulman has over 37 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.E. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on the advisory board of Baker Capital.
Terrence J. Anderson, Executive Vice President - Corporate Development (47). Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital and offered financial direction. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.

Biographies of Directors
Antony M. Abate (49). Mr. Abate is currently serving as both Chief Operating Officer and Chief Financial Officer of Echo360, Inc, a SaaS active learning solutions provider for higher education and corporate training. Prior to joining Echo360, Mr. Abate spent several years as an investor at Battery Ventures and Whitney & Company. From 1991 to 1996, Mr. Abate served as a consultant at McKinsey & Company, advising several leading publicly traded companies in the digital mobile, consumer broadband and Internet telephony sectors. Previously, Mr. Abate served as an officer in the U.S. Air Force as a product manager. Mr. Abate served on the board of directors of Looking Glass Networks, Informio, Novaxess, Usinternetworking, RelevantKnowledge and Cbeyond Communications. Mr. Abate holds a B.S.E. in Electrical Engineering from Duke University with honors and an M.B.A. with honors from Harvard Business School. Mr. Abate has served as one of our directors since November 13, 2012.
John R. Brecker (50). From 1999 to 2012, Mr. Brecker served as Principal and Co-founder of Longacre Fund Management specializing in distressed debt and credit investing. From 2005 to 2012, Mr. Brecker also served as Principal and Co-founder of Longacre Special Equities Fund Management. Prior to 1999, Mr. Brecker spent over 10 years in various positions as a trader at firms such as Bear, Stearns & Co. and Angel & Frankel. Mr. Brecker holds a B.A. from American University and a J.D. from St. John’s University School of Law. Mr. Brecker serves on the board of directors for Dune Energy, Inc. and Catalyst Paper, Inc. In additional Mr. Brecker serve on the audit committee of Catalyst Paper, Inc. Mr. Brecker has served as one of our directors since November 13, 2012.
Jeffrey A. Brodsky (55). Mr. Brodsky is currently serving as Managing Director of Quest Turnaround Advisors, LLC, a financial advisory and restructuring firm. Mr. Brodsky co-founded Quest in 2000. Previously, Mr. Brodsky served as a member of senior management of Integrated Resources, Inc., a diversified financial services firm. Mr. Brodsky holds a B.S. from New York University College of Business and Public Administration and an M.B.A. from New York University Graduate School of Business. Mr. Brodsky is a Certified Public Accountant. Mr. Brodsky also serves on the board of directors of Euramax Holdings, Inc., Horizon Lines, Inc. and Her Justice. Mr. Brodsky has served as one of our directors since November 13, 2012.

James N. Chapman (51). Mr. Chapman is non-executive Advisory Director of SkyWorks Capital, LLC, an aviation and aerospace management consulting services company based in Greenwich, Connecticut, which he joined in December 2004. Prior to SkyWorks, Mr. Chapman was affiliated with Regiment Capital Advisors, an investment advisor based in Boston specializing in high yield investments, which he joined in January 2003. Prior to Regiment, Mr. Chapman was a capital markets and strategic planning consultant and worked with private and public companies as well as hedge funds (including Regiment) across a range of industries. Mr. Chapman has over 28 years of investment banking experience across a wide range of industries including aviation/airlines, metals/mining, natural resources/energy, automotive/general manufacturing, financial services, real estate, telecommunications and healthcare. Presently, Mr. Chapman serves as a member of the board of directors of AerCap, NV, Tembec Inc. and Tower International, Inc., as well as a number of private companies. Mr. Chapman received an MBA with distinction from Dartmouth College and was elected as an Edward Tuck Scholar. He received his BA, with distinction, magna cum laude, from Dartmouth College and was elected to Phi Beta Kappa, in addition to being a Rufus Choate Scholar. Mr. Chapman has served as one of our directors since November 13, 2012.
James V. Continenza (51). Mr. Continenza is a senior executive who specializes in businesses across a variety of industries. Mr. Continenza has served in senior leadership roles at a number of companies, Mr. Continenza currently services on the boards of directors of The Berry Company, LLC, Blaze Recycling, LLC, Neff Rental, LLC, Portola Packaging, Inc., Southwest Georgia Ethanol, LLC, Aventine Renewable Energy, Inc and Tembec Inc. and previously served on the boards of directors of Anchor Glass Container Corp, Inc., Arch Wireless, Inc., Hawkeye Renewables, LLC, MAXIM Crane Works, Inc., Microcell Telecommunications, Inc., Rath Gibson, Inc., Rural Cellular Corp, Inc., Teligent, Inc and U.S. Mobility, Inc. Mr. Continenza has served as one of our directors since November 13, 2012.

Richard J. Santagati (70). From 1994 to 2008, Mr. Santagati served as President of Merrimack College. Previously, Mr. Santagati served as President and Chief Executive Officer of Artel Communications Corporation, a communications systems provider to the New York metropolitan area. Prior 1991, Mr. Santagati spent over 20 years in various management positions at AT&T and Nynex. Mr. Santagati holds a B.S. from Merrimack College and an M.S. from the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Santagati also serves on the board of directors of Revlon and as a member on each of its Nominating, Governance and Compensation Committees. Mr. Santagati has served as one of our directors since November 13, 2012.
Code of Ethics
We have adopted a code of ethics that is applicable to our principal executive officer and principal financial and accounting officer, as well as all our other employees. A copy of the code of ethics may be found on our website at www.broadviewnet.com. Our website is not incorporated by reference into this report.
Board Committees
Audit committee
The audit committee of our board of directors appoints, determines the compensation for and supervises our independent auditors, reviews our internal accounting procedures, systems of internal controls and financial statements, reviews and approves the services provided by our independent auditors, including the results and scope of their audit, and resolves disagreements between management and our independent auditors. The current members of the audit committee are Messrs. Brodsky, Abate and Santagati. Mr. Brodsky serves as the chairman of the audit committee.
Compensation committee
The compensation committee of our board of directors reviews and recommends to the board of directors the compensation and benefits of all of our executive officers, administers our equity incentive plan and establishes and reviews general policies relating to compensation and benefits of our employees. The current members of the compensation committee are Messrs. Chapman, Continenza and Brecker. Mr. Chapman serves as the chairman of the compensation committee.

Nominating and corporate governance committee
The role of the nominating and corporate governance committee of our board of directors is to identify individuals qualified to become members of the board of directors, to recommend that the board of directors select director nominees for the next annual meeting of stockholders and to develop and recommend to the board of directors a set of corporate governance principles applicable to the company. All of our current directors serve on the nominating and corporate governance committee.
Strategy Committee
We currently have a strategy committee. The current members of the strategy committee are Messrs. Continenza, Brodsky, Abate and Santagati. Mr. Continenza serves as the chairman of the strategy committee.
Finance Committee
We currently have an ad hoc finance committee. The current members of the ad hoc finance committee are Messrs. Brecker, Chapman and Abate. Mr. Brecker serves as the chairman of the ad hoc finance committee.

Compensation Committee Interlocks and Insider Participation
None of our executive officers has served as a member of a compensation committee (or other committee serving an equivalent function) of any other entity whose executive officers serve as a director of our company.
Indemnification
Our amended and restated certificate of incorporation and amended and restated bylaws include provisions limiting the liability of directors and officers and indemnifying them under certain circumstances. We have entered into director and officer indemnification agreements with each of our (i) former directors (since 2010) and (ii) executive officers, and we intend to enter into indemnification agreements with each of our current directors. The indemnification agreements provide that the Company will indemnify, defend and hold harmless the indemnitees, to the fullest extent permitted or required by the laws of the State of Delaware, against certain expenses, judgments, penalties, fines, liabilities and amounts paid in settlement of any proceeding or claim by reason of the indemnitee’s status as a director, officer, employee, agent or fiduciary of the Company or any direct or indirect wholly owned subsidiary of the Company or any other entity when serving in a similar capacity at the written request of the Company. The indemnification agreements provide that the indemnitee shall have the right to advancement by the Company prior to the final disposition of any indemnifiable claim of any and all actual and reasonable expenses relating to, arising out of or resulting from any indemnifiable claim paid or incurred by the indemnitee.
We also maintain a directors and officers insurance policy pursuant to which our directors and officers are insured against liability for actions in their capacity as directors and officers.
Compensation Committee Report
The compensation committee has reviewed and discussed the Compensation discussion and Analysis with the Company’s management. Based on this review and these discussions, the compensation committee recommended that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K.
The Compensation Committee
John R. Brecker
James N. Chapman (Chairman)
James V. Continenza.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Compensation evaluations and decisions with respect to our named executive officers have primarily been based on the goals of recruiting, retaining and motivating executive leaders who can help us meet and exceed our strategic, financial and operational goals, and encouraging alignment with our stakeholders. We evaluate the amount of total compensation paid to each of our named executive officers during any fiscal year and primarily consider corporate, financial and operating goals, individual performance and industry trends in setting individual compensation levels for our named executive officers. As such, our compensation programs (including those pertaining to our named executive officers) have historically been weighted toward market-driven base salaries and performance-based cash compensation.
Determination of Compensation
Our compensation committee consists of Messrs. Chapman (the chairman), Continenza and Brecker. The compensation committee, together with our board, is responsible for establishing and making decisions with respect to the compensation and benefit programs applicable to our named executive officers. This compensation discussion and analysis discusses the compensation philosophy and decisions of our board and compensation committee. Our general goal has always been, and continues to be, to provide a total compensation package (irrespective of the individual components) that is competitive with our peer companies. The compensation committee, based partially on input from Lyons, Benenson and Company Inc., established a target aggregate cash compensation (base salary plus annual bonuses) between the 25th and 50th percentiles of our peer group.
After being elected to the board on November 13, 2012, the members of the compensation committee conducted a review of our executive compensation policies and practices, which included the engagement of the compensation consulting firm of Lyons, Benenson and Company Inc. to assist with (i) structuring a management (long-term equity) incentive plan, (ii) creating a 2013 annual cash-bonus plan, and (iii) formulating a cash- and equity-based compensation structure for its non-employee directors. Additionally, Lyons, Benenson and Company Inc. conducted a benchmarking analysis and proposed a list of peer companies. The compensation committee reviewed this proposal, and after discussion with management and the board, adopted the following as peer companies for 2013: 8x8, Inc., Adtran, Inc., Cbeyond, Inc., Cogent Communications Group, Inc., Consolidated Communications Holdings, Inc., Dialogic, Inc., Earthlink, Inc., Hickory Tech Corporation, Iridium Communications, Inc., j2 Global, Inc., Lumos Networks Corp., Mitel Networks Corporation, Network Engines, Inc., Premiere Global Services, Inc., Primus Telecommunications Group, Inc., ShoreTel, Inc., Sonus Networks, Inc., TeleCommunications Systems, Inc., tw telecom, Inc. and Vonage Holdings Corporation. These companies were chosen based on a combination of revenue, EBITDA and comparability to our business model.
With regard to a long term equity incentive program, the compensation committee will work with Lyons, Benenson and Company Inc., to finalize and recommend a program in 2014 comprised of a combination of restricted stock units, enterprise value stock options and a cash pool. The vesting of any long term incentive awards will be based, in part, on time along with performance threshold achievements.
Components of Compensation
During 2013, the compensation provided to our named executive officers consisted of base salary, annual bonus, participation in our defined contribution retirement plan and other employee benefits, and certain severance benefits and perquisites, each of which is described in more detail below.
Base Salary
The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, we intend to be competitive with our peer companies and within the telecommunications sector generally. During 2013, the base salary of each of our named executive officers was reviewed by our compensation committee and with our Chief Executive Officer (other than with respect to his compensation). Based on this review and taking into consideration the report from our compensation consultant, our named executive officers did not receive an increase in their base salaries during 2013.

Annual Bonuses
Annual bonuses are intended to compensate executives (including our named executive officers) for achieving our annual financial and strategic goals, including overall Company performance standards, new product revenue growth, achievement of synergies from acquisitions, and exceptional individual performance during 2013. In furtherance of these goals, and based, in part, on the recommendation of Lyons, Benenson and Company Inc. the compensation committee established a cash-based annual incentive plan linked to the Company’s financial goals for 2013.
The compensation committee determined that the key metrics for determining a payout under the 2013 plan were Adjusted EBITDA (50% weighting), unlevered free cash flow (20% weighting), total revenue (20% weighting) and a discretionary component (10% weighting). Company-wide minimum, target and maximum thresholds were established for each such metric. For 2013, (i) the Adjusted EBITDA minimum, target and maximum thresholds were set at $39.7 million, $46.7 million and $56.0 million, respectively, (ii) the unlevered free cash flow minimum, target and maximum thresholds were set at $11.9 million, $14.0 million and $16.8 million, respectively, and (iii) the total revenue minimum, target and maximum thresholds were set at $277.9 million, $326.9 million and $392.3 million, respectively. Additionally, the plan required that the minimum threshold for Adjusted EBITDA for 2013 be satisfied before any payments are made under the plan (irrespective of whether other metrics for 2013 are satisfied). Based on actual performance for revenue (which was $315.4 million), Adjusted EBITDA (which was $44.1 million), free cash flow (which was $21.7 million), and the discretionary component, the weighted average payout was 95.9% of each NEO’s target bonus (40% of base salary for each NEO except for Mr. Crotty, whose target is 70% and Mr. Robinson whose target is 100%).

401(k) Savings Plan
We maintain a tax-qualified, defined contribution employee savings and retirement (401(k)) plan covering all of our full-time employees, including our named executive officers. Under our 401(k) plan, full-time employees may elect to reduce their current compensation to the statutorily prescribed annual limit and have the amount of such reduction contributed to the plan. From time to time, we can make discretionary matching contributions, up to certain pre-established limits, made by our employees (no such contributions were made in 2013). Our named executive officers participate in our 401(k) plan on the same basis as our other employees, except for rules that govern 401(k) plans generally with regard to highly compensated employees, which may limit our named executive officers from achieving the maximum amount of contributions under our 401(k) plan.
Perquisites and Other Employee Benefits
Our named executive officers are eligible to receive the same employee benefits, including life and health insurance benefits, that are available to all our full-time employees. Our Chief Executive Officer receives certain reimbursements for temporary housing near our headquarters and transportation to and from his principal place of residence or location of his family, and is made whole for any tax liability associated with these perquisites. In 2005, the then-current board determined that these benefits were necessary to attract our Chief Executive Officer to join the Company and our prior board believed that these benefits continue to be essential elements of his compensation package and provided our Chief Executive Officer with the contractual right to these benefits in his new employment agreement (described below). The current compensation committee and board reviewed and confirmed this agreement.

Severance Benefits
On July 5, 2012, our prior board executed new employment agreements with each of the named executive officers, pursuant to which they are entitled to receive severance benefits upon certain qualifying terminations of employment. The prior board approved the new employment agreements, primarily to retain our named executive officers and based, in part, on the recommendation of Towers Watson (the prior compensation consultant), to provide severance benefits that were more aligned with current market practices. These severance benefits apply if a named executive officer is terminated without cause and upon a termination by our named executive officers for good reason. Other than with respect to Mr. Robinson’s employment agreement, the “good reason” definitions include a double trigger requiring a change of control (which was deemed to have occurred in connection with the Restructuring) in addition to one of several other triggering events. See the summary of employment agreements under the “Narrative Disclosure Related to Summary Compensation Table and Grant of Plan-Based Award Table” below.
Compensation Risk Management
We reviewed our employee compensation policies and practices. After considering the risk implications of each element of our overall compensation policies and practices, we concluded that such policies and practices are not reasonably likely to have a material adverse effect on the Company.

SUMMARY COMPENSATION TABLE
The following table provides information regarding the total compensation earned during the fiscal years ended December 31, 2013, 2012 and 2011 by our named executive officers (our Chief Executive Officer, our Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2013).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Michael K. Robinson	2013	450,000	—	431,415	119,655	1,001,070
Chief Executive Officer	2012	450,000	—	677,569	103,780	1,231,349
	2011	450,000	—	—	101,445	551,445

Corey Rinker	2013	270,000	—	103,540	—	373,540
Chief Financial Officer	2012	270,000	—	185,117	—	455,117
	2011	270,000	—	—	—	270,000

Brian P. Crotty	2013	335,000	—	224,815	—	559,815
Chief Operating Officer	2012	335,000	—	382,672	1,797	719,469
	2011	335,000	—	—	—	335,000

Charles C. Hunter	2013	270,000	—	103,540	—	373,540
Executive Vice President, General Counsel and Secretary	2012	270,000	—	185,117	15	455,132
	2011	270,000	—	—	—	270,000

Terrence J. Anderson	2013	270,000	—	103,540	—	373,540
Executive Vice President, Corporate Development	2012	270,000	—	185,117	88	455,205
	2011	270,000	—	—	—	270,000

Kenneth A. Shulman	2013	270,000	—	103,540	—	373,540
Chief Technology Officer and Chief Information Officer	2012	270,000	—	185,117	—	455,117
	2011	270,000	—	—	—	270,000

(1)
Amounts listed in the 2013 rows represent payments to Messrs. Anderson, Crotty, Hunter, Rinker, Robinson and Shulman under the 2013 annual bonus plan. Amounts listed in the 2012 rows represent payments to Messrs. Anderson, Crotty, Hunter, Rinker, Robinson and Shulman (i) under the transaction bonus program related to the 2012 restructuring in the amounts of $112,500, $225,000, $112,500, $112,500, $375,000 and $112,500, respectively, and (ii) under the 2012 annual bonus plan in the amounts of $72,617, $157,672, $72,617, $72,617, $302,569 and $72,617, respectively.

(2)
Represents, in part, Company paid travel expenses and lodging expenses of $60,713 and a tax gross-up payment of $58,942, in order to make Mr. Robinson whole for taxes he was required to pay with respect to such expenses.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan Name	Threshold ($)	Target ($)	Maximum ($)
Michael K. Robinson	Annual Bonus Plan	$337,500	$450,000	$562,500

Brian P. Crotty	Annual Bonus Plan	175,875	234,500	293,125

Corey Rinker	Annual Bonus Plan	81,000	108,000	135,000

Charles C. Hunter	Annual Bonus Plan	81,000	108,000	135,000

Terrence J. Anderson	Annual Bonus Plan	81,000	108,000	135,000

Kenneth A. Shulman	Annual Bonus Plan	81,000	108,000	135,000
Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Award Table
Chief Executive Officer Employment Agreement
On July 5, 2012, we entered into a restated employment agreement with Mr. Robinson, pursuant to which he agreed to serve as our President and Chief Executive Officer and a director of the Company for a one-year term with automatic one-year renewals; provided, that, the employment agreement may be terminated if either party provides 60 days’ written notice prior to the expiration of the then-current term. Mr. Robinson is entitled to a minimum annual base salary of $450,000 and is eligible to receive an annual bonus, as determined by our then-current board (other than Mr. Robinson), with a target bonus of 100% of his annual base salary. If Mr. Robinson’s employment is terminated by us other than for “cause” (as defined in his employment agreement), by Mr. Robinson for “good reason” (as defined in his employment agreement), or if we fail to renew the employment agreement, upon execution and non-revocation of a release of claims in favor of the Company and its affiliates as reflected in the employment agreement, Mr. Robinson will be entitled to (i) an amount equal to 200% of the sum of (a) his highest annual base salary paid during the 12-month period immediately preceding such termination and (b) his annual target bonus with respect to the year of such termination, such amount to be paid in a lump sum, (ii) immediate vesting of any unvested equity awards (or other awards) granted under the management incentive plan, (iii) with respect to the fiscal year of such termination, a pro-rated annual bonus based on his length of service and (iv) continuation of, or reimbursements for, all employee benefits during the 24-month period immediately following such termination. Additionally, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay.
Under his new employment agreement, Mr. Robinson has agreed to a non-compete provision pursuant to which he cannot compete with us for a period of 24 months immediately following termination of his employment. Mr. Robinson is also subject to a non-solicit covenant that prohibits him from soliciting, among others, our officers and other employees for a period of 24 months immediately following the termination of his employment. The employment agreement also contains customary indefinite confidentiality and non-disparagement provisions.

Employment Agreements with Other Named Executive Officers
On July 5, 2012, we also entered into new employment agreements with each of our other named executive officers for a one-year term with automatic one-year renewals; provided, that, each such employment agreements may be terminated if any of the parties thereto provides 60 days’ written notice prior to the expiration of the then-current term. Each such named executive officer is entitled to a minimum annual base salary of $270,000 (or $335,000 with respect to Mr. Crotty) and is eligible to receive an annual target bonus of 40% of his annual base salary (or 70% of Mr. Crotty’s annual base salary), with the actual cash bonus amount to be determined by our then-current board. Upon a termination of employment (i) by us other than for “cause” (as defined in the applicable employment agreement), or (ii) as a result of our failure to renew his employment agreement, or for “good reason” (as defined in the applicable employment agreement), the named executive officer will be entitled to receive: (1) an amount equal to 150% of the sum of (a) his highest annual base salary paid during the 12-month period immediately preceding such termination and (b) his annual target bonus with respect to the year of such termination, such amount to be paid in a lump sum, (2) immediate vesting of any unvested equity awards (or other awards) granted under the management incentive plan, (3) with respect to the fiscal year of such termination, a pro-rated annual bonus based on his length of service and (4) continuation of, or reimbursements (including tax gross-up payments) for, all employee benefits during the 18-month period immediately following such termination.

Messrs. Anderson, Crotty, Hunter, Rinker and Shulman are prohibited from competing with us for a period of 18 months immediately following any termination of employment. Each employment agreement also contains non-solicit provisions that prohibit each such named executive officer from soliciting, among others, our officers and employees for a period of 18 months immediately following the termination of his employment. The employment agreements also contain customary indefinite confidentiality and non-disparagement provisions.

Potential Payments Upon Termination or Change in Control
Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above under the caption “Narrative Disclosure Relating to the Summary Compensation Table,” upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, without good reason prior to a change in control (“Voluntary Termination”), (ii) termination other than for cause or by the named executive officer with good reason at any time (“Involuntary Termination”), (iii) termination by reason of an executive’s death or disability (“Death or Disability Termination”), and (iv) an Involuntary Termination following a change in control (“Change in Control Termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2013, and therefore are estimates of the amounts that would have been paid to the named executive officers upon the occurrence of such triggering event.

Name	Event	Cash Severance ($)	Value of Other Benefits ($)(1)	Value of Tax Gross Up	Total ($)
Michael K. Robinson	Voluntary Termination	0		-	0
	Involuntary Termination	1,800,000	24,000	—	1,824,000
	Death or Disability Termination	0		0
	Change in Control Termination	1,800,000	24,000	0	1,824,000
Corey Rinker	Voluntary Termination	0		0
	Involuntary Termination	567,000	18,000	0	585,000
	Death or Disability Termination	0		0	0
	Change in Control Termination	567,000	18,000	0	585,000
Brian P. Crotty	Voluntary Termination	0		0	0
	Involuntary Termination	854,000	18,000	0	872,000
	Death or Disability Termination	0		0	0
	Change in Control Termination	854,000	18,000	0	872,000
Charles C. Hunter	Voluntary Termination	0		0	0
	Involuntary Termination	567,000	18,000	0	585,000
	Death or Disability Termination	0		0	0
	Change in Control Termination	567,000	18,000	0	585,000
Terrence J. Anderson	Voluntary Termination	0		0	0
	Involuntary Termination	567,000	18,000	0	585,000
	Death or Disability Termination	0		0	0
	Change in Control Termination	567,000	18,000	0	585,000
Kenneth A. Shulman	Voluntary Termination	0		0	0
	Involuntary Termination	567,000	18,000	0	585,000
	Death or Disability Termination	0		0	0
	Change in Control Termination	567,000	18,000	0	585,000

(1)
Pursuant to the terms of their employment agreements, upon an Involuntary Termination or a Change in Control Termination, the named executive officers are each entitled to continuation of all employee benefits for 18 months (or for 24 months with respect to Mr. Robinson).

(2)
As discussed above, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay, however, the Company has determined that Mr. Robinson would not have been entitled to any such gross-up payment had such termination of employment occurred on December 31, 2012.

DIRECTOR COMPENSATION
The following table summarizes the compensation received by our directors for the year ended December 31, 2013.

Name	Fees earned or paid in cash ($)	Total ($)
Anthony M. Abate (1)	$90,000	$90,000
John R. Brecker (1)	90,000	90,000
Jeffrey A. Brodsky (1)	112,500	112,500
James N. Chapman (1)	90,000	90,000
James V. Continenza (1)	97,500	97,500
Richard J. Santagati (1)	90,000	90,000

(1)	Term as director began as of November 13, 2012.
Narrative Disclosure Relating to Director Compensation Table

Director compensation reflects each director’s respective board membership and/or board leadership roles in accordance with the director compensation policy based, in part, on the recommendation of Lyons, Benenson & Company Inc. as discussed above. In the event that new directors are elected to the Company’s board who are neither executives, nor represent significant shareholders, the Company may compensate such individuals for their role on the board and board committees. It is anticipated that the compensation for such members of the board would be approved by the board that may be in place at that time. The Company’s directors are reimbursed for normal and customary expenses submitted in association with their participation at board meetings and committee meetings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters - Anderson to update
The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of March 31, 2014 for:

•	each person who we know beneficially owns more than 5% of our outstanding shares of Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and named executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the Commission. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below is based on 9,999,945 shares of our Common Stock outstanding as of May 14, 2013 and the shares underlying warrants held by such person that are exercisable within 60 days of May 14, 2013, but excludes shares underlying warrants held by any other person. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned by them. Unless otherwise indicated, the principal address for each of the stockholders is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573.

	Common Stock Ownership	Common Stock Percent of Class Beneficial Ownership
Michael K. Robinson (1)	2.584	0.2%
Brian P. Crotty (2)	1.875	0.1%
Terrence J. Anderson (3)	1.609	0.1%
Kenneth A. Shulman (4)	1.025	0.1%
Corey Rinker (5)	0.763	0.1%
Charles C. Hunter (6)	714	0.1%
Antony M. Abate	—	—%
John R. Brecker	—	—%
Jeffrey A. Brodsky	—	—%
James N. Chapman	—	—%
James V. Continenza	—	—%
Richard J. Santagati	—	—%

Directors and Executive
Officers as a Group (7)	8,570	0.7%

Fidelity (8)	3,620,498	36.2%
MSD Credit Opportunity Fund, L.P. (9)	1,660,577	16.6%
High River (10)	1,654,218	16.5%
MCG (11)	132,779	9.5%
BlackRock (12)	883,150	8.8%

(1)	Mr. Robinson beneficially owns 2,584 shares of Common Stock, a Series A-1 warrant to acquire 12,776 shares of Common Stock and a Series A-2 warrant to acquire 4,839 shares of Common Stock.

(2)	Mr. Crotty beneficially owns 1,875 shares of Common Stock, a Series A-1 warrant to acquire 9,272 shares of Common Stock and a Series A-2 warrant to acquire 3,512 shares of Common Stock.

(3)	Mr. Anderson beneficially owns 1,609 shares of Common Stock, a Series A-1 warrant to acquire 7,954 shares of Common Stock and a Series A-2 warrant to acquire 3,013 shares of Common Stock.

(4)	Mr. Shulman beneficially owns 1,025 shares of Common Stock, a Series A-1 warrant to acquire 5,068 shares of Common Stock and a Series A-2 warrant to acquire 1,919 shares of Common Stock.

(5)	Mr. Rinker beneficially owns 763 shares of Common Stock, a Series A-1 warrant to acquire 3,774 shares of Common Stock and a Series A-2 warrant to acquire 1,429 shares of Common Stock.

(6)	Mr. Hunter beneficially owns 714 shares of Common Stock, a Series A-1 warrant to acquire 3,531 shares of Common Stock and a Series A-2 warrant to acquire 1,337 shares of Common Stock.

(7)
Our Directors and Executive Officers, as a group, beneficially own 8,570 shares of Common Stock, Series A-1 warrants to acquire 42,375 shares of Common Stock and Series A-2 warrants to acquire 16,049 shares of Common Stock.

(8)
Fidelity refers to: Master Trust Bank of Japan Ltd. Re Fidelity US High Yield; Fidelity Funds - US High Income; Fidelity American High Yield Fund; Fidelity Canadian Asset Allocation Fund; Fidelity Advisors Series I: Fidelity Advisor High Income Advantage Fund; IG Investment Management Ltd., as trustee for IG FI Canadian Allocation Fund; Fidelity Canadian Balanced Fund; Fidelity Summer Street Trust: Fidelity Global High Income Fund; Fidelity Puritan Trust: Fidelity Puritan Fund; Fidelity Funds - Global High Yield Focus Pool; Fidelity Global High Yield Fund; Fidelity Summer Street Trust: Fidelity Series High Income Fund; Fidelity Central Investments Portfolios LLC: Fidelity High Income Central Fund 2; Pyramis High Yield Fund, LLC; Fidelity Summer Street Trust: Fidelity High Income Fund. The address of Fidelity is 82 Devonshire Street, Mail Zone E20E, Boston, Massachusetts 02109-3614.

(9)
MSDC Management, L.P. is the investment manager of, and may be deemed to have or share voting and dispositive power over, and/or beneficially own securities owned by, MSD Credit Opportunity Fund, L.P. MSDC Management (GP), LLC is the general partner of, and may be deemed to have or share voting and dispositive power over, and/or beneficially own securities owned by, MSDC Management, L.P. Each of Glenn R. Fuhrman, John C. Phelan and Marc R. Lisker is a manager of MSDC Management (GP) and may be deemed to have or share voting and/or dispositive power over, and beneficially own, the common shares beneficially owned by MSDC Management (GP). Each of Mr. Fuhrman, Mr. Phelan and Mr. Lisker

disclaim beneficial ownership of such common shares, except to the extent of the pecuniary interest of such person in such shares. The address of MSD Credit Opportunity Fund, L.P. is 645 Fifth Avenue, 21st Floor, New York, New York 10022.

(10)
High River refers to High River Limited Partnership. High River is a New York Limited Partnership controlled by Carl Icahn. The address of High River is c/o Icahn Associates Holding LLC, 767 Fifth Avenue, 47th Floor, New York, New York 10153.

(11)
MCG refers to MCG Capital Corporation. MCG beneficially owns 132,779 shares of Common Stock, a Series A-1 warrant to acquire 656,435 shares of Common Stock and a Series A-2 warrant to acquire 248,650 shares of Common Stock. The address for MCG is 1001 19th Street North, 10th Floor, Arlington, Virginia 22209.

(12)
BlackRock refers to: BlackRock Global Funds - US Dollar High Yield Bond Fund; The PNC Financial Services Group, Inc.; National Telecommunications Cooperative Association; MET Investors Series Trust - BlackRock High Yield Portfolio; Blackrock Corporate High Yield Fund V, Inc. Blackrock Corporate High Yield Fund VI, Inc.; Blackrock Corporate High Yield Fund VI, Inc.; BlackRock High Income Shares; BlackRock Global Funds Global High Yield Bond Fund; Blackrock Corporate High Yield Fund III, Inc.; Blackrock Corporate High Yield Fund, Inc.; California State Teachers’ Retirement System; BlackRock High Yield V.I. Fund of BlackRock Variable Series Funds, Inc.; BlackRock High Yield Portfolio of BlackRock Series Funds, Inc.; BlackRock Funds II - BlackRock High Yield Bond Portfolio; BlackRock High Yield Trust; BlackRock Strategic Bond Trust. The address for BlackRock is Park Avenue Plaza, 55 East 52nd Street New York, New York 10055.

(13)	On November 13, 2012, in connection with the Restructuring, up to 10% of the Company’s equity was set aside for issuance of incentive equity to members of our management team.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Agreements Between Certain of the Noteholders and Us
Stockholders’ Agreement
We are party to the Stockholders’ Agreement with certain stockholders of Broadview Networks Holdings, Inc. The Stockholders’ Agreement governs certain rights of such stockholders as set forth below. The following summary of certain provisions of the Stockholders’ Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the Stockholders’ Agreement, which is listed as an exhibit to the registration statement of which this report forms a part.
The Stockholders’ Agreement imposes certain transfer restrictions on our securities and grants certain rights to the parties to such agreement, including, among other things, rights of first offer, drag-along rights, tag-along rights and preemptive rights. Those participation rights, and certain other rights granted under the Stockholders’ Agreement, will terminate upon the earliest of (i) upon the execution of a written agreement of all parties to the Stockholders’ Agreement that beneficially own, with their affiliates, not less than 4% of the outstanding common stock (the “4% Holders”), (ii) upon the pricing of an initial underwritten public offering of common stock, if the common stock so offered nets proceeds to us in excess of $50 million, or (iii) upon (A) any sale, lease, transfer, conveyance or other disposition of all or substantially all of our assets or any merger, reorganization, consolidation, or recapitalization transaction or (B) any transaction in which the holders of our capital stock immediately prior to such transaction do not continue to own more than 50% of the voting power of the entity surviving such transaction. Under the Stockholders’ Agreement, certain shareholders also have a preemptive right to participate in the issuance or sale of shares of our common stock (or other equity equivalents) on a pro-rata basis.
The Company is required to furnish to the 4% Holders (i) all quarterly and annual financial information that would be required to be contained in a filing with the Commission on Forms 10-K and 10-Q and (ii) all current reports that would be required to be filed with the Commission on Form 8-K; provided that such requirements may be satisfied by filing such registration statement within the time period required for such filing as specified in the Registration Rights Agreement. Not later than 15 business days from the time such reports are furnished to the 4% Holders, the Company shall hold a quarterly conference call to discuss the quarterly and annual financial information contained in such reports; no fewer than three (3) business days prior to the date of the conference call, the Company shall issue a press release announcing the date and time of such conference call.
The rights and obligations of each stockholder party to the Stockholders’ Agreement will terminate with respect to such stockholder upon the transfer by such stockholder of all common stock owned by such stockholder.
Registration Rights Agreement
The Registration Rights Agreement provides for certain registration rights for the benefit of each of the holders party thereto and their eligible transferees (in such capacity, a “Note Holder”). The Registration Rights Agreement provides, among other things, as follows:
Registrable Securities
“Registrable Securities” is defined as the Notes; provided, that as to any particular Registrable Securities, once issued such securities will cease to be Registrable Securities when: (i) a registration statement with respect to the sale of such securities shall have become effective under the Securities Act of 1933, as amended (the “Securities Act”) and such securities are sold, transferred, disposed of or exchanged pursuant to such effective registration statement under the Securities Act, (ii) such securities have been otherwise transferred, Notes for them not bearing a legend restricting further transfer has been delivered by the Company and subsequent public distribution does not require registration under the Securities Act (iii) such securities may be sold without limitation under Rule 144 (or any successor rule or regulation then in effect) promulgated under the Securities Act and in such circumstances in which all of the applicable conditions of such Rule 144 (or such successor rule or regulation) are met or (iv) such securities shall have ceased to be outstanding.

Demand Registrations. On or prior to March 31, 2013, the Company was required to file a registration statement under the Securities Act with respect to the Registrable Securities and use its commercially reasonable efforts to have such registration statement declared effective by the Commission by June 26, 2013. The Note Holder or Note Holders, at any time and from time to time, may make a written demand requiring the Company to effect a registration under the Securities Act of all or a part of its Registrable Securities (a “Demand Registration”). The Company is not obligated to (i) effect more than an aggregate of two (2) Demand Registrations, including no more than one (1) Demand Registration in any six-month period registrations, or (ii) effect any Demand Registration where the aggregate price to the public of the Registrable Securities proposed to be sold by a Note

Holder or Note Holders is less than $20 million; provided however, a registration will not count as Demand Registration until the Registration Statement filed pursuant to such demand has been declared effective.
“Automatic Shelf Registration.” the Company shall file a “shelf” registration statement providing for registration and sales on a delayed or continuous basis pursuant to Rule 415 promulgated under the Securities Act by the Note Holders of their Note Registrable Securities; provided that the Company shall not be required to file an automatic shelf registration statement if a registration statement on Form S-3 covering the Registrable Securities is already effective. The Company shall use its commercially reasonable efforts to cause any registration statement to become and remain effective and in compliance with the provisions of the Securities Act until all Registrable Securities and other securities covered by such registration statement have been disposed of in accordance with the method of distribution set forth in such Registration Statement (which period shall not exceed the sum of ninety (90) days in the case of a registration statement filed with respect to and used solely for a single “one-off” underwritten offering plus any period during which any such disposition is interfered with by any stop order or injunction of the Commission or any governmental agency or court or such securities have been withdrawn).
Expenses. Generally, all registrations pursuant to the Registration Rights Agreement will be at the Company’s expense whether or not the registration statement becomes effective, including, without limitation, fees and expenses of one counsel selected by the Holders selling Note Registrable Securities in connection with any such registration. The Company is not obligated to pay underwriters’ discounts and commissions attributable to the Note Registrable Securities being sold by a Note Holder. The Note Holders shall bear any expense of the underwriter required to be borne by the Holders or the Company pursuant to the underwriting agreement pro rata in proportion to the respective amount of Registrable Securities each is selling in such offering.
Indemnification. Generally, the Registration Rights Agreement requires the Company to indemnify selling securityholders and underwriters of the resale of their Note Registrable Securities against certain liabilities in connection with the Note Registrable Securities offered pursuant to the Registration Rights Agreement (including the Notes being offered hereby), including liabilities arising under the Securities Act, or, if such indemnity is unavailable, to contribute towards amounts required to be paid in respect of such liabilities. In addition, each Note Holder whose Note Registrable Securities are included in a registration statement is required to indemnify the Company and underwriters of the resale of their Note Registrable Securities against certain liabilities related to the information provided by such Note Holder with respect to such registration statement. The Registration Rights Agreement also provides for the indemnitors to reimburse the indemnified persons for legal or other expenses reasonably incurred by such persons in connection with investigating or defending claims for which they are entitled to indemnification under the Registration Rights Agreement.
The Registration Rights Agreement also contains customary terms and provisions, including provisions relating to suspension and delay.
The foregoing summary of certain provisions of the Registration Rights Agreement does not purport to be complete and is subject to, and is qualified in its entirety by reference to, all of the provisions of the Registration Rights Agreement, which is listed as an exhibit to the registration statement of which this report forms a part.

Warrant Agreements
On November 13, 2012, we issued two tranches of eight-year warrants to certain holders of our then-existing preferred stock to acquire shares of newly issued common stock representing, in the aggregate, up to 15.0% of the Company’s outstanding capital stock following the Restructuring (subject to dilution by the management equity plan).
Employment Agreements and Indemnification Agreements
We have employment agreements with certain of our executive officers as described in the section of this report entitled “Compensation Discussion and Analysis.”
We have indemnification agreements with certain of our directors and officers as described in the section of this report entitled “Directors, Executive Officers and Corporate Governance - Indemnification.”
Policies and Procedures Regarding Transactions with Related Parties
The board of directors has adopted written policies and procedures for transactions with related persons. As a general matter, the policy requires the audit committee to review and approve or disapprove the entry by us into certain transactions with related persons. The policy contains transactions which are pre-approved transactions. The policy only applies to transactions, arrangements and relationships where the aggregate amount involved could reasonably be expected to exceed $120,000 in any calendar year and in which a related person has a direct or indirect interest. A related person is: (i) any director, nominee for director or executive officer of the Company; (ii) any immediate family member of a director, nominee for director or executive officer;

and (iii) any person, and his or her immediate family members, or entity, including affiliates, that was a beneficial owner of 5% or more of any class of our outstanding equity securities at the time the transaction occurred or existed.
The policy provides that if advance approval of a transaction subject to the policy is not obtained, it must be promptly submitted to the committee for possible ratification, approval, amendment, termination or rescission. In reviewing any transaction, the committee will take into account, among other factors the committee deems appropriate, recommendations from senior management, whether the transaction is on terms no less favorable than terms generally available to a third party in similar circumstances and the extent of the related person’s interest in the transaction. Any member of the audit committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the audit committee that considers the transaction.

Item 14.	Principal Accounting Fees and Services
Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2013	2012
Audit Fees	$856	$856
Reorganization Fees	28	538
All Other Fees	17	14
Total Fees	$901	$1,408
Fees for audit services include fees associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q, accounting consultation and work incurred in connection with the filing of our registrations statements. Audit related fees principally include fees associated with audits and due diligence completed in connection with acquisitions. Reorganization fees include fees associated with the reorganization, including the filing of the registration statement. All fees charged by Ernst & Young LLP, our independent registered public accounting firm, were reviewed and approved by the board of directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charges to Expenses	Other Accounts	Deductions (a)	Balance at End of Period
Allowance for uncollectible accounts receivable:
Year Ended December 31, 2011	$10,664	$2,335	$1,741	$(204)	$14,536
Year Ended December 31, 2012	14,536	1,289	1,627	(9,992)	7,460
Year Ended December 31, 2013	7,460	1,276	1,230	(3,928)	6,037
Valuation allowance for deferred tax assets:
Year Ended December 31, 2011	$87,260	$—	$5,206	$—	$92,466
Year Ended December 31, 2012	92,466	—	(20,489)	—	71,977
Year Ended December 31, 2013	71,977	—	3,896	—	75,873

(a)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.
(b) Exhibits

Exhibit

No._	Description_____________________________________________________________________________________

2.1	Disclosure Statement for Solicitation of Acceptances of a Prepackaged Plan of Reorganization, dated July 13, 2012 (together with the exhibits thereto).(a)

2.2
Restructuring Support Agreement, dated as of July 13, 2012, by and among Broadview Networks Holdings, Inc., each of its direct and indirect subsidiaries, and certain holders of common and preferred stock and notes.(a)

2.3
First Amendment to Restructuring Support Agreement, dated as of July 20, 2012, by and among Broadview Networks Holdings, Inc., each of its direct and indirect subsidiaries, and certain holders of common and preferred stock and notes.(a)

2.4	Confirmation Order, dated October 3, 2012.(a)

3.1	Eleventh Amended and Restated Certificate of Incorporation of Broadview Networks Holdings, Inc.(a)

3.2	Third Amended and Restated Bylaws of Broadview Networks Holdings, Inc.(a)

4.1
Indenture, dated as of November 13, 2012, by and among Broadview Networks Holdings, Inc., the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York Mellon, as trustee and collateral agent.(a)

4.2
Security Agreement, dated as of November 13, 2012, by and among by and among Broadview Networks Holdings, Inc., certain subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York Mellon, as collateral agent.(a)

4.3	Registration Rights Agreement, dated as of November 13, 2012, by and among Broadview Networks Holdings, Inc. and certain holders named therein.(a)

4.4
First Supplemental Indenture, dated as of April 17, 2013, by and among Broadview Networks Holdings, Inc., the subsidiaries of Broadview Networks Holdings, Inc. named therein and The Bank of New York Mellon, as trustee and collateral agent.(a)

10.1	Senior Revolving DIP Facility Commitment Letter, dated as of July 18, 2012.(a)

10.2
Debtor in Possession Amended and Restated Credit Agreement, dated as of August 23, 2012, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., BridgeCom International, Inc., various lenders party thereto from time to time and The CIT Group/Business Credit, inc., as administrative agent.(a)

10.3
Ratification and Amendment Agreement, dated as of August 23, 2012, by and among The CIT Group/Business Credit, Inc., as administrative agent, Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc. and BridgeCom International, Inc., each as borrowers, and the Guarantors named therein.(a)

10.4	Exit Facility Commitment Letter, dated as of September 19, 2012.(a)

10.5
Credit Agreement, dated as of November 13, 2012, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., ARC Networks, Inc., BridgeCom Solutions Group, Inc., various lenders party thereto from time to time and CIT Finance LLC, as administrative agent.(a)

10.6	Guaranty Agreement, dated as of November 13, 2012, by and among certain subsidiaries of Broadview Networks Holdings, Inc. in favor of CIT Finance LLC, as administrative agent.(a)

10.7
Collateral Agreement, dated as of November 13, 2012, by and among Broadview Networks Holdings, Inc. and certain of its subsidiaries, as grantors, in favor of CIT Finance LLC, as administrative agent.(a)

10.8
Intercreditor Agreement, dated as of November 13, 2012 by and among CIT Finance LLC, as administrative agent, The Bank of New York, as trustee, collateral agent and second priority agent, Broadview Networks Holdings, Inc. and the Subsidiary Grantors named therein.(a)

10.9	Stockholders Agreement, dated as of November 13, 2012, by and among Broadview Networks Holdings, Inc. and certain holders named therein.(a)

10.10
Credit Agreement, dated as of August 23, 2006, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)

10.11
Amendment No. 1 to the Credit Agreement, dated as of July 27, 2007, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)

10.12
Amendment No. 2 to the Credit Agreement, dated as of November 12, 2010, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)

10.13
Amendment No. 3 to the Credit Agreement, dated as of December 8, 2011, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)

10.14
Amendment No. 4 to the Credit Agreement, dated as of May 31, 2012, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)

10.15
Amendment No. 5 to the Credit Agreement, dated as of July 19, 2012, by and among Broadview Networks Holdings, Inc., Broadview Networks, Inc., Broadview Networks of Massachusetts, Inc., Broadview Networks of Virginia, Inc., the Lenders named therein, Jefferies & Company, Inc., as syndication agent, and The CIT Group/Business Credit, Inc., as administrative agent, collateral agent and documentation agent.(a)

10.16	COO Employment Agreement, dated as of July 5, 2012, by and between Brian P. Crotty and Broadview Networks Holdings, Inc.(a)

10.17	NEO Employment Agreement, dated as of July 5, 2012, by and between Terrence J. Anderson and Broadview Networks Holdings, Inc.(a)

10.18	NEO Employment Agreement, dated as of July 5, 2012, by and between Charles C. Hunter and Broadview Networks Holdings, Inc.(a)

10.19	CEO Employment Agreement, dated as of July 5, 2012, by and between Michael K. Robinson and Broadview Networks Holdings, Inc.(a)

10.20	NEO Employment Agreement, dated as of July 5, 2012, by and between Corey Rinker and Broadview Networks Holdings, Inc.(a)

10.21	NEO Employment Agreement, dated as of July 5, 2012, by and between Kenneth Shulman and Broadview Networks Holdings, Inc.(a)

10.22	Form of Indemnification Agreement.(a)

12.1	Ratio of Earnings to Fixed Charges.*

21.1	Subsidiaries of Broadview Networks Holdings, Inc.*

31.1	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification pursuant to Exchange Act Rules 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
___________________________

*	Filed herewith.

(a)	Incorporated by reference to Broadview Networks Holdings, Inc.'s Form S-1 filed on March 29, 2013 (File No. 333-187629).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2014.

BROADVIEW NETWORKS HOLDINGS, INC.
By:	/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Robinson	Chief Executive Officer, President, and Director	March 31, 2014
Michael K. Robinson

/s/ Corey Rinker	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary	March 31, 2014
Corey Rinker

/s/ Anthony M.Abate	Director	March 31, 2014
Anthony M. Abate

/s/ John R. Brecker	Director	March 31, 2014
John R. Brecker

/s/ Jeffrey A. Brodsky	Director	March 31, 2014
Jeffrey A. Brodsky

/s/ James N. Chapman	Director	March 31, 2014
James N. Chapman

/s/ James V. Contienza	Director	March 31, 2014
James V. Continenza

/s/ Richard J. Santagati	Director	March 31, 2014
Richard J. Santagati

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.