Form 10-Q
period 2014-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2014-05-08
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2014

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2014
Common Stock, $.01 par value per share	9,999,945

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,536	$8,143
Certificates of deposit	1,220	1,820
Accounts receivable, less allowance for doubtful accounts of $5,956 and $6,037	23,817	24,450
Other current assets	8,787	7,753
Total current assets	44,360	42,166
Property and equipment, net	60,267	61,070
Goodwill	98,238	98,238
Intangible assets, net	3,675	4,068
Other assets	3,667	3,680
Total assets	$210,207	$209,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,324	$4,749
Accrued expenses and other current liabilities	18,225	14,442
Taxes payable	5,616	7,413
Deferred revenues	9,949	10,100
Current portion of capital lease obligations	204	676
Total current liabilities	41,318	37,380
101/2% Senior secured notes	150,000	150,000
Deferred rent payable	4,832	4,879
Deferred revenues	1,061	1,103
Capital lease obligations, net of current portion	235	276
Deferred income taxes payable	7,159	6,917
Other	455	455
Total liabilities	205,060	201,010
Stockholders’ equity:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(301,745)	(298,680)
Total stockholders’ equity	5,147	8,212
Total liabilities and stockholders’ equity	$210,207	$209,222
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Revenues	$77,611	$80,801
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	36,278	38,177
Selling, general and administrative	31,559	31,200
Depreciation and amortization	8,175	8,352
Total operating expenses	76,012	77,729
Income from operations	1,599	3,072
Reorganization items	—	(666)
Interest expense	(4,216)	(4,420)
Interest income	6	8
Loss before provision for income taxes	(2,611)	(2,006)
Provision for income taxes	(454)	(361)
Net loss	(3,065)	(2,367)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net loss	$(3,065)	$(2,367)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	7,782	7,804
Amortization of intangible assets	393	548
Provision for doubtful accounts	236	1,151
Deferred income taxes	242	242
Other	—	(338)
Changes in operating assets and liabilities exclusive of assets and liabilities acquired:
Accounts receivable	397	84
Other current assets	(1,034)	1,732
Other assets	13	58
Accounts payable	2,575	870
Accrued expenses, other current liabilities and taxes payable	1,986	(1,490)
Deferred revenues	(193)	(46)
Deferred rent payable	(47)	10
Net cash provided by operating activities	9,285	8,258

Cash flows from investing activities
Purchases of property and equipment	(6,979)	(5,498)
Cash paid to acquire the assets of Common Voices	—	(546)
Other	600	(2)
Net cash used in investing activities	(6,379)	(6,046)

Cash flows from financing activities
Proceeds from revolving credit facility	—	5,000
Repayments of revolving credit facility	—	(5,000)
Proceeds from capital lease financing	—	73
Payments on capital lease obligations	(513)	(482)
Net cash used in financing activities	(513)	(409)

Net increase in cash and cash equivalents	2,393	1,803
Cash and cash equivalents at beginning of period	8,143	9,736
Cash and cash equivalents at end of period	$10,536	$11,539

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
(dollars in thousands)

1.	Organization and Description of Business
Basis of Presentation
Broadview Networks Holdings, Inc. (the “Company”) is a leading cloud-based service provider of communications and information technology solutions to small and medium sized business and enterprise customers nationwide. After several years of development, the Company began providing cloud-based unified communication services in 2005 and later introduced into its product portfolio a variety of cloud-based computing solutions. Today, the Company offers a full suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide. The Company has one reportable segment providing domestic wireline telecommunication services.
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2013 contained in the Company’s Form 10-K filed with the SEC on March 31, 2014. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $149,871 and $146,588 at March 31, 2014 and December 31, 2013, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

3. Recent Account Pronouncements
In July 2013, the accounting standard on the presentation of an unrecognized tax benefit when a net operating loss carryforward exists was issued.  Under this new guidance, companies must present this unrecognized tax benefit in the consolidated financial statements as a reduction to deferred tax assets created by net operating losses or other tax credits from prior periods that occur in the same taxing jurisdiction. If the unrecognized tax benefit exceeds such credits it should be presented in the consolidated financial statements as a liability. This update is effective for annual and interim reporting periods for fiscal years beginning after December 15, 2013. The adoption of this standard did not have any impact on the Company’s operating results and financial position.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

4.	Commitments and Contingencies
The Company has employment agreements with certain key executives as of March 31, 2014. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $1,268, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2014 was $5,154. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at March 31, 2014. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
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

5.	Debt
In connection with the 2012 financial restructuring, the Company issued 10.5% Senior Secured Notes due 2017 (the “Notes”) in an aggregate principal amount of $150,000.
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
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of the intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness. There were no outstanding borrowings under this credit facility at March 31, 2014.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

6.	Income Taxes
At March 31, 2014, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $169,322 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2013 filed with the SEC. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts included in tables are presented in thousands.

Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based unified communication services (“UCaaS”) in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a full suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide and have more than 100,000 active licenses on our flagship product OfficeSuite® Phone and an additional 80,000 licenses sold through other service providers. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream.
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
As of March 31, 2014, we provided our services to approximately 25,000 business customers nationwide. For the three months ended March 31, 2014, approximately 88% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the three months ended March 31, 2014, we generated revenues of $77.6 million and Adjusted EBITDA of $10.3 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.

For the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, we recorded operating income of $1.6 million, $11.0 million and $9.5 million, respectively. For the three months ended March 31, 2014, and the years ended December 31, 2013 and 2012, we recorded net losses of $3.1 million, $8.5 million and $35.3 million, respectively. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing rapidly which may increase revenues and gross margin.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon Communications, Inc. (“Verizon”) and established cable operators, competitive local exchange carriers and newer entrants such as cloud, wireless and other service providers. These factors are partially mitigated by several positive factors.  These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our cloud services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services.  Although our overall revenue has declined, we have partially mitigated the impact of the revenue decline on our overall operating results by various price increases, revenue assurance efforts, reducing costs of revenue and selling, general and administrative (“SG&A”) costs, by the achievement of certain operating efficiencies throughout the organization and the reduced interest on the Notes.

As of March 31, 2014, we had approximately 190 sales, sales management and sales support employees, including approximately 140 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through our agents, VARs/nationwide distributors/strategic partners and web channels.
We focus our sales efforts on selling cloud-based services to communications intensive multi-location business customers who purchase multiple products. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates.
For the three months ended March 31, 2014, revenue from T-1- and IP-based products and cloud-based communication services represented 79% of our retail revenue with 23% of retail revenue generated by cloud-based communications services, 41% of retail revenue generated by other T-1- and IP-based products, and 15% of retail revenue generated by traditional voice services provided to those T-1- and IP-based accounts. For the same period, T-1- and IP-based products represented approximately 78% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 45% of new retail sales while other T-1- and IP-based products represented 33% of new retail sales. Since 2010, cloud-based products and services have grown at a 20% compounded annual growth rate (“CAGR”).
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching (“MPLS”) platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet Over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, (i.e. bring your own broadband). A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of March 31, 2014, approximately 77% of our total installed lines were provisioned on-net.
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
Company projections prior to the reorganization assumed that we would have limited excess liquidity and financial flexibility to invest in new growth initiatives. The final result of the Restructuring provided additional liquidity and we are investing in various revenue growth initiatives, including our direct sales force, channel partners and software development for our hosted VoIP product offering. The total cost of these initiatives is substantial and represents several million dollars of incremental spending. These investments and others commenced in a more significant manner in early 2013 and will continue to accelerate for the foreseeable future as we focus on various growth initiatives. After several periods of sequential revenue and EBITDA declines, we believe these initiatives have begun to positively impact our results. While revenue and EBITDA in the first quarter of 2014 reflected an increase over the prior quarter, a portion of this increase was due to various timing and non-recurring items. We do not believe the sequential increase in revenue from the 4th quarter of 2013 to the 1st quarter of 2014 represents an inflection point from declining revenues to increasing revenues. However, we believe that we are approaching a period of relative revenue and EBITDA stability. During this transition period from declining results to growth, we do expect some modest volatility in our results.  In addition, we have a history of non-organic initiatives including mergers and acquisition, and continue to evaluate these options.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2014	2013
Revenues:
Voice and data services:
Cloud	19.5%	17.4%
NonCloud	65.5%	70.3%
Ancillary	2.6%	2.2%
Voice and data services	87.6%	89.9%
Wholesale	8.4%	6.8%
Access	2.5%	2.0%
Total network services	98.5%	98.7%
Other	1.5%	1.3%
Total revenues	100.0%	100.0%
Operating expenses:
Network services	46.3%	47.0%
Other cost of revenues	0.4%	0.2%
Selling, general and administrative	40.7%	38.7%
Depreciation and amortization	10.5%	10.3%
Total operating expenses	97.9%	96.2%

Income from operations	2.1%	3.8%
Reorganization items	—%	(0.8)%
Interest expense, net of interest income	(5.5)%	(5.5)%
Loss before provision for income taxes	(3.4)%	(2.5)%
Provision for income taxes	(0.5)%	(0.4)%

Net loss	(3.9)%	(2.9)%

Key Components of Results of Operations
Revenues

Our revenues, as detailed in the table above, consist primarily of network services revenues, which consist primarily of voice and data managed and cloud-based services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, cloud-based services, and transport services provided to other carriers, as well as data colocation services provided to end users and other carriers. Similar to our retail revenue, greater than 20% of our wholesale revenue stream consists of cloud-based services. Carrier access services include carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.
For the three months ended March 31, 2014 approximately 88% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline has been 3.2% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from 2010 to 2014 at a 20% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease of $1.2 million in the four quarters ended March 31, 2014 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. We do not believe the sequential increase in revenue from the 4th quarter of 2013 to the 1st quarter of 2014 represents an inflection point from declining revenues to increasing revenues. Our cloud-based products and services comprised approximately 23% of our retail revenue and approximately 45% of new retail sales in the quarter ended March 31, 2014. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications.
Cost of Revenues (exclusive of depreciation and amortization)
Our network services cost of revenues consists primarily of both the cost of operating our network facilities and the costs related to our off-net customers. Determining our cost of revenues requires significant estimates. The network components for our facilities-based business include the cost of:

•	leasing local loops and digital T-1 lines which connect our customers to our network;

•	leasing high capacity digital lines that connect our switching equipment to our colocations;

•	leasing high capacity digital lines and related trunking that interconnect our network with the Incumbent Local Exchange Carriers (“ILECs”) and other carrier partners;

•	leasing space, power and terminal connections in the ILEC central offices for colocating our equipment;

•	signaling system network connectivity;

•	leasing space and purchasing power to support our various switch site locations; and

•	Internet transit and peering, which is the cost of delivering Internet traffic from our customers to the public Internet.
The costs to obtain local loops, digital lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state, are governed by our various ILEC interconnection agreements and other ILEC contracts and tariffs and are regulated under federal and state laws. Within our footprint we often obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We also obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in many cases, the ILECs are our only source for local loops and T-1 lines. We have entered into agreement with cable providers as another alternative for local loops.
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Fairpoint Communications, Inc. (“Fairpoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. During 2013, we entered into an extension of our Verizon commercial agreement, which expires in 2016. Our AT&T commercial agreement expires in December 2014.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2014	2013
Income from operations	$1,599	$3,072
Depreciation and amortization	8,175	8,352
Selling, general and administrative	31,559	31,200
Gross profit	$41,333	$42,624
Percentage of total revenue	53.3%	52.8%
Gross profit is not a financial measurement prepared in accordance with GAAP. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Result of Operations — Gross Profit (exclusive of depreciation and amortization)” in our Form 10-K for the year ended December 31, 2013 for our reasons for including gross profit data in this quarterly report and for material limitations with respect to the usefulness of this measurement.
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

During the latter part of 2012, and continuing at an increasing level throughout 2013 and 2014, we launched several new initiatives directed at supporting our revenue growth initiatives.  These included recruiting expenses for new sales personnel, new quota bearing sales personnel and sales management, purchasing lead generation data bases, increasing support for channel sales, increasing software and systems development teams for OfficeSuite® and costs associated with a new sales and customer relationship management software package implementation.
Depreciation and Amortization
Our depreciation and amortization expense currently includes depreciation for network related voice and data equipment, fiber, back-office systems, third party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
Reorganization Items
Our expenses that resulted from the Chapter 11 reorganization activities were reported as reorganization items in our consolidated statements of operations. Our reorganization expenses consisted entirely of professional fees associated with the Restructuring, including the preparation of the Registration Statement and subsequent amendments on Form S-1 filed with the SEC in 2013.

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
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,065)	$(2,367)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	8,175	8,352
Interest expense, net of interest income	4,210	4,412
Provision for income taxes	454	361

EBITDA	9,774	10,758
Severance and related separation costs	562	241
Reorganization items	—	666
Adjusted EBITDA	$10,336	$11,665
Percentage of total revenues	13.3%	14.4%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the form 10-K for the year ended December 31, 2013 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2014 and 2013.
The following table provides a breakdown of components of our gross profit for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$76,449	98.5%	$79,753	98.7%	(4.1)%
Other	1,162	1.5%	1,048	1.3%	10.9%
Total revenues	77,611	100.0%	80,801	100.0%	(3.9)%
Cost of revenues:
Network services	35,946	46.3%	38,005	47.0%	(5.4)%
Other	332	0.4%	172	0.2%	93.0%
Total cost of revenues	36,278	46.7%	38,177	47.2%	(5.0)%
Gross profit:
Network services	40,503	52.2%	41,748	51.7%	(3.0)%
Other	830	1.1%	876	1.1%	(5.3)%
Total gross profit	$41,333	53.3%	$42,624	52.8%	(3.0)%

Revenues
Revenues for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$15,130	19.5%	$14,040	17.4%	7.8%
NonCloud	50,819	65.5%	56,811	70.3%	(10.5)%
Ancillary	2,051	2.6%	1,828	2.2%	12.2%
Voice and data services	68,000	87.6%	72,679	89.9%	(6.4)%
Wholesale	6,523	8.4%	5,473	6.8%	19.2%
Access	1,926	2.5%	1,601	2.0%	20.3%
Total network services	76,449	98.5%	79,753	98.7%	(4.1)%
Other	1,162	1.5%	1,048	1.3%	10.9%
Total revenues	$77,611	100.0%	$80,801	100.0%	(3.9)%

Revenues from voice and data services decreased $4.7 million or 6.4% between 2013 and 2014. Within voice and data services, revenues from cloud-based services increased $1.1 million, or 7.8%; revenues from core voice and data services, excluding cloud-based services decreased $6.0 million, or 10.5%; and ancillary voice and data revenues increased $0.2 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues increased by $1.0 million or 19.2%. The increase is attributable to growth from new customers and included some non-recurring revenue. Access revenues increased by $0.3 million or 20.3%, which includes a net positive change in non-recurring amounts. Excluding the non-recurring revenue, core access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases.  Other revenues increased $0.1 million or 10.9% between 2013 and 2014, reflecting growth in data cabling, service installation and wiring and phone systems sales and installation.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $36.3 million for the three months ended March 31, 2014, a decrease of 5.0% from $38.2 million for the same period in 2013, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $27.8 million or 76.6% of our total cost of revenues for the three months ended March 31, 2014 compared to $29.0 million, or 76.0%, for the three months ended March 31, 2013. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, unbundled network element loop costs and T-1 costs, which totaled $5.5 million, $2.9 million and $9.4 million, respectively, for the three months ended March 31, 2014. Combined, these costs decreased by 11.5% between 2013 and 2014. These costs totaled $6.4 million, $3.7 million and $10.0 million, respectively, for the three months ended March 31, 2013.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $41.3 million for the three months ended March 31, 2014, a decrease of 3.0% from $42.6 million for the same period in 2013. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.3% in 2014 from 52.8% in 2013. This increase in gross profit as a percentage of revenue in 2014 is due primarily to a shift toward T-1 and cloud-based services and our focus on customer and network optimization. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve.

Selling, General and Administrative

SG&A expenses were $31.6 million, 40.7% of revenues, for the three months ended March 31, 2014, an increase of 1.2% from $31.2 million, 38.7% of revenues, for the same period in 2013. This increase is primarily due to the net result of i) increased employee costs of $1.0 million that is primarily a result of an increase in certain key personnel and severance payments associated with a reduction of other employees, ii) increased commissions of $0.4 million that is primarily a result of increased quota-bearing representatives, and iii) decreased bad debt expenses of $0.9 million from improved accounts receivable collections and decreased accounts receivable write-offs. In addition, both the three months ended March 31, 2014 and 2013 include the impact of payroll tax expenses that generally reach annual limitations by the end of each such period.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $8.2 million for the three months ended March 31, 2014, a decrease of 2.1% from $8.4 million for the same period in 2013. This decrease in depreciation and amortization expense is primarily the result of a reduction in the monthly amortization expense of our customer base assets.
Interest

Interest expense was $4.2 million for the three months ended March 31, 2014, a decrease of 4.6% from $4.4 million for the same period in 2013. This decrease is primarily the result of reduced principal and related interest on our capital lease line. Our effective annual interest rates for the three months ended March 31, 2014 and 2013 are as follows:

	Three Months Ended March 31,
	2014	2013
Interest expense	$4,216	$4,420
Weighted average debt outstanding	$150,696	$152,693
Effective interest rate	11.19%	11.58%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand, our capital lease line and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million subject to certain borrowing base limitations. This facility was undrawn as of March 31, 2014. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of March 31, 2014 we had no material capital lease obligations outstanding under our capital lease lines. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of March 31, 2014, we will require approximately $63.0 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the three months ended March 31, 2014, the Company incurred capital expenditures of $7.0 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $5.2 million as of March 31, 2014. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
Cash Flows from Operating Activities
Cash provided by operating activities was $9.3 million for the three months ended March 31, 2014, compared to $8.3 million for the same period in 2013. Our increase in cash flow from operating activities was primarily due to improvement in ordinary business operating activities.
Cash Flows from Investing Activities
Cash used in investing activities was $6.4 million for the three months ended March 31, 2014, compared to $6.0 million for the same period in 2013. The change in cash flow from investing activities was due to the net of: i) an increase in capital expenditures of $1.5 million, ii) the redemption of certificate of deposit for $0.6 million in 2014, and iii) cash paid of $0.5 million for the acquisition of Common Voices, Inc., in 2013.
Cash Flows from Financing Activities
Cash flows used in financing activities was $0.5 million for the three months ended March 31, 2014, compared to $0.4 million for the same period in 2013. The modest change in cash flows from financing activities was primarily due to net repayments of $0.1 million on our capital lease financings.

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
For more information, see the section of our Form 10-K for the year ended December 31, 2013 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates”.

Other Matters
At March 31, 2014, we had NOLs available totaling approximately $169.3 million, which begin to expire in 2019. As of March 31, 2014, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2014. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at March 31, 2014, was approximately $149.9 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For more information, see the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2013.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2013, which should be read in conjunction with this report.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

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