Form 10-Q
period 2014-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2014-08-01
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2014

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common Stock, $.01 par value per share	9,999,945

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,308	$8,143
Certificates of deposit	1,272	1,820
Accounts receivable, less allowance for doubtful accounts of $6,632 and $6,037	23,782	24,450
Other current assets	6,577	7,753
Total current assets	40,939	42,166
Property and equipment, net	59,200	61,070
Goodwill	98,238	98,238
Intangible assets, net	3,283	4,068
Other assets	3,682	3,680
Total assets	$205,342	$209,222
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,720	$4,749
Accrued expenses and other current liabilities	17,535	14,442
Taxes payable	5,961	7,413
Deferred revenues	9,730	10,100
Current portion of capital lease obligations	253	676
Total current liabilities	37,199	37,380
101/2% Senior secured notes	150,000	150,000
Deferred rent payable	4,892	4,879
Deferred revenues	1,047	1,103
Capital lease obligations, net of current portion	340	276
Deferred income taxes payable	7,402	6,917
Other	455	455
Total liabilities	201,335	201,010
Stockholders’ equity:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(302,885)	(298,680)
Total stockholders’ equity	4,007	8,212
Total liabilities and stockholders’ equity	$205,342	$209,222
See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$76,412	$80,458	$154,022	$161,259
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	35,182	36,908	71,459	75,085
Selling, general and administrative	31,179	30,810	62,738	62,011
Depreciation and amortization	6,643	8,269	14,817	16,621
Total operating expenses	73,004	75,987	149,014	153,717
Income from operations	3,408	4,471	5,008	7,542
Reorganization items	—	(80)	—	(746)
Interest expense	(4,253)	(4,547)	(8,471)	(8,966)
Interest income	5	9	11	16
Loss before provision for income taxes	(840)	(147)	(3,452)	(2,154)
Provision for income taxes	(299)	(369)	(753)	(731)
Net loss	$(1,139)	$(516)	$(4,205)	$(2,885)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(4,205)	$(2,885)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,033	15,524
Amortization of intangible assets	785	1,097
Provision for doubtful accounts	346	1,216
Deferred income taxes	485	485
Other	—	(337)
Changes in operating assets and liabilities exclusive of assets and liabilities acquired:
Accounts receivable	322	1,597
Other current assets	1,176	3,118
Other assets	(2)	79
Accounts payable	(1,029)	(796)
Accrued expenses, other current liabilities and taxes payable	1,641	(4,943)
Deferred revenues	(426)	(392)
Deferred rent payable	13	(7)
Net cash provided by operating activities	13,139	13,756

Cash flows from investing activities
Purchases of property and equipment	(12,163)	(10,451)
Cash paid to acquire the assets of Common Voices	—	(546)
Other	548	(12)
Net cash used in investing activities	(11,615)	(11,009)

Cash flows from financing activities
Proceeds from revolving credit facility	5,000	5,000
Repayments of revolving credit facility	(5,000)	(5,000)
Proceeds from capital lease financing	255	125
Payments on capital lease obligations	(614)	(946)
Net cash used in financing activities	(359)	(821)

Net increase in cash and cash equivalents	1,165	1,926
Cash and cash equivalents at beginning of period	8,143	9,736
Cash and cash equivalents at end of period	$9,308	$11,662

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
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 are deemed to approximate fair value because of their liquidity and short-term nature.
The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $147,375 and $146,588 at June 30, 2014 and December 31, 2013, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

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
In May 2014, a comprehensive update on the accounting standard for revenue recognition was issued. This update affects any entity that enters into contracts with customers to transfer goods or services. Under this new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual periods beginning on or after January 1, 2017. Early adoption is not permitted. The Company is currently evaluating the potential impact of adopting this standard and cannot yet determine the impact of its adoption on its operating results and financial position. Nor has the Company determined the method of restatement, if required, it will adopt.

4.	Commitments and Contingencies
The Company has employment agreements with certain key executives as of June 30, 2014. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $1,110, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2014 was $5,900. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at June 30, 2014. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into a commercial agreement with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996. During 2013, the Company entered into an extension of this commercial agreement which expires in 2016. The Company has also entered into multiple tariffed agreements with its principal vendor under which it purchases special access services. These tariffed agreements expire at the end of this year.
The Company is, in the ordinary course of business, under audit with several state and local taxing authorities. Any estimated liabilities are included in taxes payable at June 30, 2014. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

5.	Debt
    The $150,000 Notes issued in connection with the 2012 restructuring are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company’s existing and future domestic restricted subsidiaries. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of the intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness. There were no outstanding borrowings under this credit facility at June 30, 2014.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

6.	Income Taxes
At June 30, 2014, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $172,176 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based unified communication services (“UCaaS”) in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a full suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide and have more than 100,000 active licenses on our flagship product OfficeSuite® Phone and an additional approximate 80,000 licenses sold through other service providers. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream.
We benefit from software development expertise, proprietary technology and a strong next-generation network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. Prior to 2009, our focus had been solely on markets across 10 states, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. These markets remain important markets for us and we have the majority of our direct sales efforts focused on these markets. We distribute our products through quota-bearing sales representatives, including a direct sales force primarily based in the Northeast and Mid-Atlantic United States, sales agents nationwide, and by our expanded efforts in wholesale, web marketing, Value Added Resellers and nationwide distributor channels.
As of June 30, 2014, we provided our services to approximately 25,000 business customers nationwide. For the six months ended June 30, 2014, approximately 88% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the six months ended June 30, 2014, we generated revenues of $154.0 million and Adjusted EBITDA of $20.4 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.

For the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012, we recorded operating income of $5.0 million, $11.0 million and $9.5 million, respectively. For the six months ended June 30, 2014, and the years ended December 31, 2013 and 2012, we recorded net losses of $4.2 million, $8.5 million and $35.3 million, respectively. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are growing rapidly that are being sold through new and existing sales channels.
Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon Communications, Inc. (“Verizon”) and established cable operators, competitive local exchange carriers and newer entrants such as cloud, wireless and other service providers. These factors are partially mitigated by several positive factors.  These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our cloud services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services.  Although our overall revenue has declined, we have partially mitigated the impact of the revenue decline on our overall operating results by various price increases, revenue assurance efforts, reducing costs of revenue and certain of our selling, general and administrative (“SG&A”) costs, by the achievement of certain operating efficiencies throughout the organization and the reduced interest on the Notes.

As of June 30, 2014, we had approximately 190 sales, sales management and sales support employees, including approximately 140 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through our agents, VARs/nationwide distributors/strategic partners and web channels.
We focus our sales efforts on selling cloud-based services to communications intensive multi-location business customers who purchase multiple products. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates. Historically, our focus was on providing T-1- and IP-based products as well as our cloud-based services.
For the six months ended June 30, 2014, revenue from customers purchasing T-1- and IP-based products and cloud-based services represented 79% of our retail revenue with the remaining 21% of retail revenue coming from customers purchasing only traditional services. Of the 79% of retail revenue from customers purchasing T-1- and IP-based products and cloud-based services, 23% of retail revenue was generated by cloud-based services, 41% of retail revenue was generated by other T-1- and IP-based products, and 15% of retail revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 83% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 46% of new retail sales while other T-1- and IP-based products represented 37% of new retail sales. Since 2010, cloud-based products and services have grown at a 19% compounded annual growth rate (“CAGR”).
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and Multiprotocol Label Switching (“MPLS”) platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, virtual private networks and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet Over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, (i.e. bring your own broadband). A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of June 30, 2014, approximately 77% of our total installed lines were provisioned on-net.
Since early 2013 we have been investing in various revenue growth initiatives, including our direct sales force, channel partners and software development for our hosted VoIP product offering. The total cost of these initiatives is substantial and represents several million dollars of incremental spending. These investments and others commenced in early 2013 and will continue to accelerate for the foreseeable future as we focus on various growth initiatives. After several periods of sequential revenue and EBITDA declines, we believe these initiatives have begun to positively impact our results. While revenue and EBITDA in the first two quarters of 2014 reflect an increase over the fourth quarter of 2013, a portion of this increase was due to various timing and non-recurring items. We do not believe the increase in revenue from the 4th quarter of 2013 to the 1st and 2nd quarters of 2014 represents an inflection point from declining revenues to increasing revenues. However, we believe that we are approaching a period of relative revenue and EBITDA stability. During this transition period from declining results to growth, we do expect some modest volatility in our results.  In addition, we have a history of non-organic initiatives including mergers and acquisition, and continue to evaluate these options.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Voice and data services:
Cloud	20.3%	17.8%	19.9%	17.6%
NonCloud	64.8%	68.3%	65.1%	69.3%
Ancillary	2.9%	2.8%	2.8%	2.5%
Voice and data services	88.0%	88.9%	87.8%	89.4%
Wholesale	8.2%	7.2%	8.3%	7.0%
Access	2.5%	2.5%	2.5%	2.3%
Total network services	98.7%	98.6%	98.6%	98.7%
Other	1.3%	1.4%	1.4%	1.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	45.6%	45.5%	46.0%	46.3%
Other cost of revenues	0.4%	0.3%	0.4%	0.3%
Selling, general and administrative	40.8%	38.3%	40.7%	38.4%
Depreciation and amortization	8.7%	10.3%	9.6%	10.3%
Total operating expenses	95.5%	94.4%	96.7%	95.3%

Income from operations	4.5%	5.6%	3.3%	4.7%
Reorganization items	—%	(0.1)%	—%	(0.5)%
Interest expense, net of interest income	(5.6)%	(5.7)%	(5.5)%	(5.5)%
Loss before provision for income taxes	(1.1)%	(0.2)%	(2.2)%	(1.3)%
Provision for income taxes	(0.4)%	(0.4)%	(0.5)%	(0.5)%

Net loss	(1.5)%	(0.6)%	(2.7)%	(1.8)%

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
For the six months ended June 30, 2014 approximately 88% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). In recent quarters, we have experienced a reduction in the quarterly rate of decline of our POTS revenues. Since June 30, 2010, our average quarterly rate of decline has been 3.2% as compared to the 5.7% average quarterly rate of decline experienced during the periods from April 1, 2009 to June 30, 2010, when the combined effects of the recession and our shift in product focus most impacted our results. Our cloud-based revenues have grown from 2010 to 2014 at a 19% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease of $1.1 million in the four quarters ended June 30, 2014 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 23% of our retail revenue and approximately 46% of new retail sales in the six months ended June 30, 2014. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of use in product offerings.
Cost of Revenues (exclusive of depreciation and amortization)
Our network services cost of revenues consists primarily of both the cost of operating our network facilities and the costs related to our off-net customers. Determining our cost of revenues requires numerous estimates. The network components for our facilities-based business include the cost of:

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
The costs to obtain local loops, digital lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state, are governed by our various ILEC interconnection agreements and other ILEC contracts and tariffs and are regulated under federal and state laws. Within our footprint we often obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We also obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in many cases, the ILECs are our only source for local loops and T-1 lines. We have entered into agreements with cable providers as another alternative for local loops.
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Fairpoint Communications, Inc. (“Fairpoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. During 2013, we entered into an extension of our Verizon commercial agreement, which expires in 2016. We have also entered into multiple tariffed agreements with Verizon under which we purchase special access services. These tariffed agreements expire at the end of the year. Our current AT&T commercial agreement expires in December 2014. We expect to negotiate an extension to the AT&T agreement as it approaches expiration.  We do not expect the extension to materially impact our future financial condition, results of operations, or cash flows.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Income from operations	$3,408	$4,471	$5,008	$7,542
Depreciation and amortization	6,643	8,269	14,817	16,621
Selling, general and administrative	31,179	30,810	62,738	62,011
Gross profit	$41,230	$43,550	$82,563	$86,174
Percentage of total revenue	54.0%	54.1%	53.6%	53.4%
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

Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations represents net loss before depreciation and amortization, interest income and expense, provision for income taxes, and other non-operational items described in the table below that are not part of our core operations. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net loss, income from operations and revenues, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss	$(1,139)	$(516)	$(4,205)	$(2,885)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	6,643	8,269	14,817	16,621
Interest expense, net of interest income	4,248	4,538	8,460	8,950
Provision for income taxes	299	369	753	731

EBITDA	10,051	12,660	19,825	23,417
Severance and related separation costs	—	—	562	241
Reorganization items	—	80	—	746
Adjusted EBITDA	$10,051	$12,740	$20,387	$24,404
Percentage of total revenues	13.2%	15.8%	13.2%	15.1%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the form 10-K for the year ended December 31, 2013 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2014 and 2013.
The following table provides a breakdown of components of our gross profit for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$75,401	98.7%	$79,366	98.6%	(5.0)%
Other	1,011	1.3%	1,092	1.4%	(7.4)%
Total revenues	76,412	100.0%	80,458	100.0%	(5.0)%
Cost of revenues:
Network services	34,831	45.6%	36,587	45.5%	(4.8)%
Other	351	0.4%	321	0.4%	9.3%
Total cost of revenues	35,182	46.0%	36,908	45.9%	(4.7)%
Gross profit:
Network services	40,570	53.1%	42,779	53.1%	(5.2)%
Other	660	0.9%	771	1.0%	(14.4)%
Total gross profit	$41,230	54.0%	$43,550	54.1%	(5.3)%

Revenues
Revenues for the three months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$15,544	20.3%	$14,305	17.8%	8.7%
NonCloud	49,495	64.8%	54,939	68.3%	(9.9)%
Ancillary	2,195	2.9%	2,252	2.8%	(2.5)%
Voice and data services	67,234	88.0%	71,496	88.9%	(6.0)%
Wholesale	6,284	8.2%	5,788	7.2%	8.6%
Access	1,883	2.5%	2,082	2.5%	(9.6)%
Total network services	75,401	98.7%	79,366	98.6%	(5.0)%
Other	1,011	1.3%	1,092	1.4%	(7.4)%
Total revenues	$76,412	100.0%	$80,458	100.0%	(5.0)%

Revenues from voice and data services decreased $4.3 million or 6.0% between 2013 and 2014. Within voice and data services, revenues from cloud-based services increased $1.2 million, or 8.7%; revenues from core voice and data services, excluding cloud-based services decreased $5.4 million, or 9.9%; and ancillary voice and data revenues decreased $0.1 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.  Wholesale revenues increased by $0.5 million or 8.6%. The increase is attributable to growth from new customers and included some non-recurring revenue. Access revenues decreased by $0.2 million or 9.6%. In general, access revenue has decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases.  Other revenues decreased $0.1 million or 7.4% between 2013 and 2014.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $35.2 million for the three months ended June 30, 2014, a decrease of 4.7% from $36.9 million for the same period in 2013, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues increased modestly to 46.0% in 2014 from 45.9% in 2013. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $26.9 million or 76.4% of our total cost of revenues for the three months ended June 30, 2014 compared to $27.9 million, or 75.7%, for the three months ended June 30, 2013. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, unbundled network element loop costs and T-1 costs, which totaled $5.3 million, $2.8 million and $9.2 million, respectively, for the three months ended June 30, 2014. Combined, these costs decreased by 11.1% between 2013 and 2014. These costs totaled $6.2 million, $3.5 million and $9.8 million, respectively, for the three months ended June 30, 2013.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $41.2 million for the three months ended June 30, 2014, a decrease of 5.3% from $43.6 million for the same period in 2013. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit decreased modestly to 54.0% in 2014 from 54.1% in 2013. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve.

Selling, General and Administrative

SG&A expenses were $31.2 million, 40.8% of revenues, for the three months ended June 30, 2014, an increase of 1.2% from $30.8 million, 38.3% of revenues, for the same period in 2013. This increase is primarily due to the net result of modest fluctuations of several expenses.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $6.6 million for the three months ended June 30, 2014, a decrease of 19.7% from $8.3 million for the same period in 2013. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated during the latter part of 2013.
Interest

Interest expense was $4.3 million for the three months ended June 30, 2014, a decrease of 6.5% from $4.5 million for the same period in 2013. This decrease is primarily the result of reduced principal and related interest on our capital lease line. Our effective annual interest rates for the three months ended June 30, 2014 and 2013 are as follows:

	Three Months Ended June 30,
	2014	2013
Interest expense	$4,253	$4,547
Weighted average debt outstanding	$150,516	$152,283
Effective interest rate	11.30%	11.94%

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2014 and 2013.
The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$151,849	98.6%	$159,119	98.7%	(4.6)%
Other	2,173	1.4%	2,140	1.3%	1.5%
Total revenues	154,022	100.0%	161,259	100.0%	(4.5)%
Cost of revenues:
Network services	70,777	46.0%	74,592	46.3%	(5.1)%
Other	682	0.4%	493	0.3%	38.3%
Total cost of revenues	71,459	46.4%	75,085	46.6%	(4.8)%
Gross profit:
Network services	81,072	52.6%	84,527	52.4%	(4.1)%
Other	1,491	1.0%	1,647	1.0%	(9.5)%
Total gross profit	$82,563	53.6%	$86,174	53.4%	(4.2)%

Revenues
Revenues for the six months ended June 30, 2014 and 2013 were as follows:

	Six Months Ended June 30,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$30,673	19.9%	$28,344	17.6%	8.2%
NonCloud	100,314	65.1%	111,749	69.3%	(10.2)%
Ancillary	4,246	2.8%	4,082	2.5%	4.0%
Voice and data services	135,233	87.8%	144,175	89.4%	(6.2)%
Wholesale	12,807	8.3%	11,261	7.0%	13.7%
Access	3,809	2.5%	3,683	2.3%	3.4%
Total network services	151,849	98.6%	159,119	98.7%	(4.6)%
Other	2,173	1.4%	2,140	1.3%	1.5%
Total revenues	$154,022	100.0%	$161,259	100.0%	(4.5)%

Revenues from voice and data services have decreased $8.9 million or 6.2% between 2013 and 2014. Within voice and data services, revenues from cloud-based services increased $2.3 million, or 8.2%; revenues from core voice and data services, excluding cloud-based services decreased $11.4 million, or 10.2%; and ancillary voice and data revenues increased $0.2 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers.Wholesale revenues increased by $1.5 million or 13.7%. The increase is attributable to growth from new customers and included some non-recurring revenue. Carrier access revenues increased $0.1 million or 3.4%. which includes a net positive change in non-recurring amounts. Excluding the non-recurring revenue, core access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues remained unchanged between 2013 and 2014.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $71.5 million for the six months ended June 30, 2014, a decrease of 4.8% from $75.1 million for the same period in 2013 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 46.4% in 2014 from 46.6% in 2013. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $54.7 million, or 76.5%, of our total cost of revenues for the six months ended June 30, 2014 and $56.9 million, or 75.8%, in the six months ended June 30, 2013. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon wholesale advantage contract, UNE-L costs and T-1 costs, which totaled $10.8 million, $5.7 million and $18.6 million, respectively, for the six months ended June 30, 2014. Combined, these costs decreased by 11.3% between 2013 and 2014. These costs totaled $12.6 million, $7.2 million and $19.8 million, respectively, for the six months ended June 30, 2013.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $82.6 million for the six months ended June 30, 2014, a decrease of 4.2% from $86.2 million for the same period in 2013. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.6% in 2014 from 53.4% in 2013. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative

SG&A expenses were $62.7 million, 40.7% of revenues, for the six months ended June 30, 2014, an increase of 1.2% from $62.0 million, 38.4% of revenues, for the same period in 2013. This increase is primarily due to the net effect of i) increased employee costs of $0.8 million that is primarily a result of an increase in certain key personnel and severance payments associated with a reduction of other employees, ii) increased commissions of $0.8 million that is primarily a result of increased quota-bearing representatives, and iii) decreased bad debt expenses of $0.9 million from improved accounts receivable collections. We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization
Depreciation and amortization costs were $14.8 million for the six months ended June 30, 2014, a decrease of 10.9% from $16.6 million for the same period in 2013. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated during the latter part of 2013.
Interest
Interest expense was $8.5 million for the six months ended June 30, 2014, a decrease of 5.5% from $9.0 million for the same period in 2013. This decrease is primarily the result of the reduced principal and related interest on our capital lease line. Our effective annual interest rates for the six months ended June 30, 2014 and 2013 are as follows:

	Six Months Ended June 30,
	2014	2013
Interest expense	$8,471	$8,967
Weighted average debt outstanding	$150,606	$152,488
Effective interest rate	11.25%	11.76%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million subject to certain borrowing base limitations. This facility was undrawn as of June 30, 2014. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. Our cash and cash equivalents are being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of June 30, 2014, we will require approximately $55.1 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the six months ended June 30, 2014, the Company incurred capital expenditures of $12.2 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $5.9 million as of June 30, 2014. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
Cash Flows from Operating Activities
Cash provided by operating activities was $13.1 million for the six months ended June 30, 2014, compared to $13.8 million for the same period in 2013. This decrease in cash flow from operating activities is primarily due to the timing of ordinary business operating activities.
Cash Flows from Investing Activities
Cash used in investing activities was $11.6 million for the three months ended June 30, 2014, compared to $11.0 million for the same period in 2013. The change in cash flow from investing activities was due to the net of: i) an increase in capital expenditures of $1.7 million, ii) the redemption of certificate of deposit for $0.6 million in 2014, and iii) cash paid of $0.5 million for the acquisition of Common Voices, Inc., in 2013.
Cash Flows from Financing Activities
Cash flows used in financing activities was $0.4 million for the three months ended June 30, 2014, compared to $0.8 million for the same period in 2013. The change in cash flows from financing activities was primarily due to net repayments of $0.4 million on our capital lease financings.

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

Other Matters
At June 30, 2014, we had NOLs available totaling approximately $172.2 million, which begin to expire in 2019. As of June 30, 2014, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of June 30, 2014. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at June 30, 2014, was approximately $147.4 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2014.

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