Form 10-K
period 2014-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2015-03-30
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
Form 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2014
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 30, 2015
Common Stock, $.01 par value per share	9,999,945
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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving the execution of our stated business plan and objectives. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review and update regularly. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

•	highly competitive nature of the communications market;

•	failure to anticipate and keep up with technological changes;

•	governmental regulatory oversight;

•	elimination or relaxation of certain regulatory rights and protections;

•	regulatory uncertainties in the communications industry;

•	continued industry consolidation;

•	failure to manage and expand operations effectively;

•	failure to retain and attract management and key personnel;

•	failure to maintain interconnection and service agreements with incumbent local exchange carriers;

•	difficulties in working with incumbent local exchange carriers;

•	reliance on a limited number of non-ILEC third party service providers;

•	system disruptions or the failure of our information systems to perform as expected;

•	ability to maintain real estate leases at switch sites;

•	loss of a substantial number of customers;

•	failure to successfully integrate future acquisitions;

•	claims of intellectual property infringement;

•	misappropriation of our intellectual property and proprietary rights;

•	liability for information disseminated through our network;

•	our history of net losses;

•	billing disputes with carrier vendors;

•	difficulties collecting payment from carrier and wholesale customers;

•	liability associated with periodic audits conducted by State Taxing and other Authorities;

•	declining prices for communications services;

•	impact of debt facilities on operating flexibility; and

•	our ability to service our substantial indebtedness.

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
Company Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based unified communication services (“UCaaS”) in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide and have more than 100,000 active licenses on our flagship product OfficeSuite® Phone and additional licenses for services delivered through third-party service providers utilizing our proprietary software and technology. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream.
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
We benefit from software development expertise, proprietary technology and a strong next-generation IP network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. For the year ended December 31, 2014, approximately 83% of all new revenue installed during the period was provisioned on our next-generation IP network.
We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. We sell through multiple channels including a direct sales force primarily located in the Northeast and Mid-Atlantic regions, and expanded efforts in wholesale and sales agents nationwide.
As of December 31, 2014, we provided our services to over 20,000 business customers nationwide. In 2014, cloud-based services, including bundled and standalone services, generated 25% of total retail voice and data revenue, up from 9% in 2010. Revenue for these services has grown at approximately an 18% compound annual growth rate (“CAGR”) since 2010. Annual growth of our retail cloud revenue stream slowed substantially following our 2012 restructuring. However, in recent periods we have seen a gradual re-acceleration of our retail cloud revenue.  Our retail cloud revenue increased 9.2% in 2014 relative to the prior year. Retail cloud revenue increased 11.6% in the 4th quarter of 2014 relative to the same period in the prior year. Approximately 50% of our current cloud-based recurring revenue stream is from customers who were previously purchasing other services from us. As the benefits of cloud-based service offerings are more widely adopted by the customers we serve, we anticipate we will convert a growing percentage of our existing customers to our cloud-based service offerings.
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

The following table summarizes our product and service offerings:

CLOUD SERVICES	PROFESSIONAL IT SERVICES	T-1 BASED & TRADITIONAL OFFERINGS
OfficeSuite® Phone solutions	Equipment Consulting & Sales	Dedicated & Switched Access
OfficeSuite® Call Center Services	IT Project Outsourcing	Dedicated Internet Access
Video Conferencing and Collaboration	Network Design and Implementation	Ethernet Networking
Hosted Microsoft Exchange®	Network Integration	MPLS Networking
Data Backup & Recovery	Customer Service Management Portal	Dynamic IP Integrated Voice & Data
Hosted Dedicated and Virtual Servers	Managed Router	Local, Regional & Long Distance
Virtual Private Data Centers (Private Cloud)		Toll-free
Application Virtualization
Hosted Virtual Desktops
IP Voice Services (VoIP and SIP)
Data Center & Collocation Services
Internet Policy Management
Firewall / Network Security
Online Fax Services
Virtual Private Networks
Cloud Services
Unified Communications as a Service. OfficeSuite® Phone, our easy-to-use cloud-based unified communications platform, provides customers with high-quality, easy-to-use phones and equipment, advanced voicemail, online fax services, an unlimited calling plan and customer website for easy administration. The product includes disaster avoidance and recovery capabilities, a converged IP network, intuitive management tools, 24×7 expert network monitoring, ongoing product upgrades and enhancements. Customers can choose from a wide range of LCD phones, cordless phones and connectivity options at various price points. Optional capabilities include: OfficeSuite® Call Center Services, which provides robust call center capabilities, including advanced call routing, queuing, call recording, easy-to-use reporting and dashboard functionality, OfficeSuite® Dental, which integrates with a widely-used CRM solution used by dental practices, and OfficeSuite® CRM, which integrates with a widely-used cloud-based CRM solution.
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
Sales and Marketing
Our retail sales organization consists of three separate sales channels: direct sales, nationwide sales agents and inside sales. We also work with organizations and individuals who refer business to Broadview through personal networking. Each channel enables us to provide a bundled product offering of cloud-based services, voice and data communications, hardware and managed network services through a consultative analysis of each customer’s specific needs. We will continue to work to help existing customers move to cloud-based services to ensure they have the tools needed to evolve their business and to further ensure loyalty.
Marketing support is provided to our sales channels in many forms, including email campaigns, marketing communications support and leads. In addition, marketing provides online and printed materials, sales promotions and vertical marketing programs.
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
The cloud-based services and the access services industries are highly competitive. We believe we compete principally by offering focused customer service, accurate billing, a broad set of services and systems, unique technical solutions and competitive pricing. We compete with various different types of service providers, including companies focused solely on cloud-based services as well as ILECs, CATVs, internet service providers, premises-based and hosted Voice Over Internet Protocol (“VoIP”) phone system and service providers, competitive local exchange carriers (“CLECs”), wireless companies., interexchange carriers, and other market participants, including vendors, installers and communications management companies.
Our Strengths
Cloud-Based Product Suite. As a Cloud Service Provider, we offer SMB and enterprise customers a variety of cloud-based services that allow organizations to move infrastructure and software into the cloud, for more ubiquitous, secure and cost-effective delivery. Services include OfficeSuite® Phone, our cloud-based unified communications system, OfficeSuite® HD Meeting, our video conferencing and collaboration solution, hosted Microsoft Exchange®, hosted Microsoft SharePoint®, hosted virtual desktops, hosted virtual and dedicated servers, data backup and recovery, and archiving, compliance and eDiscovery services, as well as a full complement of cloud-based security services.
Recognized Industry Leader and Innovator. We have received industry recognition for our innovative use of technology, our product development and our customer care.
Large, Diversified Customer Base. We have over 20,000 SMB and enterprise customers who constitute a predictable base of recurring revenue and high quality customer relationships. We believe many of these organizations are looking to move into the cloud with an experienced provider.
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
Proprietary Unified Communications Platform. We own the intellectual property and assets of our core cloud-based communications service platform OfficeSuite® Phone, including the unified messaging and call center services technologies. As a result, we have direct control of the ongoing development and evolution of the services offered and the technology applied, minimizing license fees and directly controlling schedules and priorities. This allows us to deliver unique solutions to our customers and target markets, including integrations with Salesforce.com® and other software and industry applications, differentiating OfficeSuite® from other service provider offerings.
Integrated OSS Infrastructure. We own and develop our internal operations and enterprise management software systems (our OSS), allowing us to continually innovate, develop and deliver automation across our product suite. Further leveraging our in-house software development expertise, we are continuing to evolve self-service tools and additional automation capabilities including integrations of the Salesforce.com® platform into our front-end sales processes. At the end of 2014, our in-house development team delivered an entirely new unified portal for our OfficeSuite® products. The portal, MyOfficeSuite, provides a single, adaptable portal for many of our OfficeSuite® products, including OfficeSuite® Phone, on any device. Designed to be user-friendly for users and administrators alike, it provides full management and instantaneous changes from the online dashboard using customizable widgets.
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
Our Revenue and Customers
Our customer base consists of SMB and enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States. Approximately 88% of our total revenue is generated from retail end users in a wide array of industries including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others with less than 2% coming from residential customers. Approximately 12% of total revenue is generated from wholesale, carrier access and other sources. Our wholesale line of business serves other communications providers with voice and data services including cloud-based services, data colocation and other value-added products and services. Similar to our retail revenue, over 20% of our wholesale revenue stream consists of cloud-based services.

We have been a provider of cloud-based communications services to our retail customers in our Northeast and Mid-Atlantic markets since 2005 and have been providing these services nationwide since late 2009. The following table shows the trend of our cloud-based revenue for the years ended December 31, 2010 through December 31, 2014:

	Year Ended December 31,
$ in millions	2010	2011	2012	2013	2014
Retail cloud-based revenue	$33.0	$41.9	$50.6	$57.7	$63.0
% growth		26.8%	20.9%	14.0%	9.2%
We target larger SMB and enterprise customers, typically generating over $500 in Monthly Recurring Revenue (“MRR”), with direct and agent sales forces and through strategic partnerships. These customers generally purchase higher margin cloud-based services in multi-year contracts resulting in higher customer retention rates and profitability. The average MRR across our entire base of business customers has increased from approximately $610 at December 31, 2010 to approximately $865 at December 31, 2014. The following table shows the trend in average MRR per business customer as of the last month of each period:

	Year Ended December 31,
	2010	2011	2012	2013	2014
Average MRR per Business Customer	$610	$674	$747	$807	$865
For the month ended December 31, 2014, 88% of our retail revenue was generated by customers whose MRR is greater than $500, and approximately 74% was generated by customers with MRR of greater than $1,000 per month. The following table shows the five-year trend in the composition of our retail revenue base in terms of monthly spend as of the last month of each period:

Trended MRR by Customer Size	Year Ended December 31,
	2010	2011	2012	2013	2014
$0 - $500	16%	14%	13%	12%	12%
>$500 - $1000	18%	17%	16%	15%	14%
>$1,000	66%	69%	71%	73%	74%

	100%	100%	100%	100%	100%
Although we continue to focus on serving larger customers, due to our recent product additions and because we now offer our services nationwide, we are more focused on the application portion (cloud-based services) of the potential revenue stream, in preference to the access portion (T-1 and IP voice and data circuits). Access, or last mile connectivity, is the primary function and focus of the traditional telecommunications providers (ILECs, CLECs, CATVs). Although historically we focused on the access portion, we believe that as a result of technology evolution in our industry, access is increasingly commoditized and there are numerous alternatives for access services at competitive prices. As such, we focus our new sales efforts on the application portion of the revenue stream which we believe provides the greatest “value add” to the customer, often allowing the customer to choose their own method of access from a variety of access providers. Within our network footprint, we continue to offer access services at competitive prices.  In late 2013, we launched OfficeSuite Simplicity™ to target smaller businesses who require Unified Communications services. We sell and deliver these services in a highly automated fashion, including capability for the customer to have limited or no Broadview employee contact during much of the sales and installation process. This level of automation allows us to cost-effectively serve smaller, lower revenue potential customers at similar profitability levels as the larger customers we target.
As a result of our evolution in focus from access to application and the introduction of the OfficeSuite Simplicity™ product, our average revenue per new customer and our average revenue per existing business customer may flatten or decrease. In many circumstances, particularly outside of our network footprint, we anticipate being able to generate similar profitability on each new customer, albeit at lower revenue per customer when we do not provide the access product. The application portion of the targeted revenue streams offers higher percentage margins and therefore similar profitability on the new revenue we generate from the customers we target.

Customer Service and Retention
We improved our average monthly revenue loss level from 2.1% for the year ended December 31, 2010 to 1.6% for the year ended December 31, 2014, in part due to our continued shift towards larger customers, our focus on improving customer service and our focus on cloud-based products. The following chart shows the five-year trend for each year for the years ended December 31, 2010 through 2014.

	Year Ended December 31,
	2010	2011	2012	2013	2014
Average Monthly Revenue Loss (1)	2.1%	1.8%	1.7%	1.7%	1.6%
(1)     Our calculation of revenue loss is a comprehensive metric and may not be comparable to revenue loss or churn metrics reported by other companies in the industry.
We service customers in a multi-tiered, multi-channel approach. Our inbound contact center, 1-800-BROADVIEW, is staffed 24 hours per day, 7 days per week, 365 days per year both internally and through a third party relationship, who handle all aspects of a customer’s questions, payments, repairs, changes of service, and new service requests. Larger customers are serviced through our dedicated support, project and sales representatives assigned to each customer.
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
Our Network
Our network architecture leverages multiple data centers and hundreds of collocations connected by IP and MPLS technologies from Juniper Networks and Cisco Systems, VoIP softswitch from MetaSwitch, call agents and gateways, Ethernet over Copper and other broadband access, to deliver cloud-based unified communications and computing services to our customers. We reach our customers through the customers own Internet access or by providing access on our own network or leveraging last mile connections thorough carrier agreements.
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
Sales, Order Entry and Provisioning Systems
Our sales automation, order entry and provisioning systems enable us to collect, leverage, distribute and manage sales leads, shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with iLead, a unified web-based customer relationship management portal integrated with the Salesforce.com® platform, which offers an extensive array of sales tools and capabilities, including lead and funnel management, sales forecasting, hierarchical dashboards and reports, and full automation from proposal generation to e-signature to sales close.
To support our indirect sales forces, we created PartnerConnect, a purpose built variant of iLead. Through our iLead and PartnerConnect portals, our sales team, agents and other indirect sales teams can track order status, trouble reports and commissions in real-time.
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
Employees
As of December 31, 2014, we had 802 employees, including approximately 150 quota-bearing representatives across all sales channels. In addition, we had approximately 200 associates at December 31, 2014 working on our behalf, but employed by service partners of the Company. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.

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
The Federal Communication Commission (the “FCC”) has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services. State regulatory public utility commissions generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may regulate aspects of our business through zoning requirements, permit or right-of-way procedures, and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and state public utility commissions either do not or lightly regulate Internet, video conferencing, or certain data services, although the underlying communications components of such offerings are generally regulated. Our operations also are subject to various environmental, building, safety, health, and other governmental laws and regulations.
Federal law generally preempts state statutes and regulations that restrict the provision of competitive local, long distance and enhanced services. Because of this preemption, we are generally free to provide the full range of local, long distance and data services in every state. While this federal preemption increases our potential for growth, it also increases the amount of competition to which we may be subject.
Federal Regulation
The Communications Act of 1934 (the “Communications Act”) grants the FCC authority to regulate interstate and foreign communications by wire or radio. The FCC imposes extensive regulations on common carriers that have some degree of market power such as incumbent local exchange carriers (“ILECs”). The FCC imposes less regulation on common carriers without market power, such as us. The FCC permits these non-dominant carriers to provide domestic interstate services (including long distance and access services) without prior authorization; but it requires carriers to receive authorization to construct and operate telecommunications facilities and to provide or resell communications services, between the United States and international points. Further, we remain subject to numerous requirements of the Communications Act, including certain provisions of Title II applicable to all common carriers which require us to offer service upon reasonable request and pursuant to just and reasonable charges and terms, and which prohibit any unjust or unreasonable discrimination in charges or terms. The FCC has authority to impose additional requirements on non-dominant carriers.
The Telecommunications Act of 1996 (the “Telecommunications Act”) amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. Under the Telecommunications Act, any entity, including cable television (“CATV”) companies and electric and gas utilities, may enter any communications market, subject to reasonable state certification requirements and regulation of safety, quality and consumer protection. The Telecommunications Act was intended to increase competition. Among other things, the Telecommunications Act opened the local exchange services market by requiring ILECs to permit competitive carriers to interconnect to their networks at any technically feasible point and required them to utilize certain parts of their networks at FCC-regulated (generally cost based) rates; it also established requirements applicable to all local exchange carriers, including competitive local exchange carriers (“CATV”). Examples include:
•Reciprocal Compensation.  Required all ILECs and CLECs to complete calls originated by competing carriers under reciprocal arrangements at prices based on a reasonable approximation of incremental cost or through mutual exchange of traffic without explicit payment.
•Resale.  Required all ILECs and CLECs to permit resale of their communications services without unreasonable or discriminatory restrictions or conditions. In addition, ILECs were required to offer for resale, wholesale versions of all communications services that the ILEC provides at retail to subscribers that are not telecommunications carriers at discounted rates, based on the costs avoided by the ILEC in the wholesale offering.
•Access to Rights-of-Way.  Required all ILECs and CLECs and any other public utility that owns or controls poles, conduits, ducts, or rights-of-way used in whole or in part for wire communications, to permit competing carriers (and CATV systems) access to those poles, ducts, conduits and rights-of-way at regulated prices. CLEC rates for access to its poles, ducts, conduits and rights-of-way, however, are not regulated.

The Telecommunications Act also codified the ILECs’ equal access and nondiscrimination obligations and preempted inconsistent state regulation.
Legislation.  Congress is considering rewriting the Telecommunications Act. The prospects and timing of the potential legislative initiative remain unclear, and as such, we cannot predict the outcome of any such legislative effort.
Unbundled Network Elements.  The Telecommunications Act required ILECs to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms and conditions that are just, reasonable and nondiscriminatory, in accordance with the other requirements set forth in Sections 251 and 252 of the Communications Act. The Telecommunications Act gave the FCC authority to determine which network elements must be made available to requesting carriers such as us. The FCC was required to determine whether the failure to provide access to such network elements would impair the ability of the carrier seeking access to provide the services it sought to offer. Based on this standard, the FCC developed an initial list of Regional Bell Operating Company (“RBOC”) network elements that must be unbundled on a national basis in 1996. Those initial rules were set aside by the U.S. Supreme Court and the FCC subsequently developed revised unbundling rules, which also were set aside on appeal.
In August 2003, in the Triennial Review Order (“TRO”), the FCC substantially modified its rules governing access to unbundled network elements (“UNEs”). The FCC limited requesting carrier access to certain aspects of the loop, transport, switching and signaling/databases UNEs but continued to require some unbundling of these elements. In the TRO, the FCC also determined that certain broadband elements, including “fiber-to-the-home loops” in “greenfield” situations, broadband services over fiber-to-the-home loops in overbuild situations, packet switching, and the packetized portion of hybrid loops, were not subject to unbundling obligations. On March 2, 2004, the U.S. Court of Appeals for the D.C. Circuit vacated certain portions of the TRO and remanded to the FCC for further proceedings.
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
FCC rules implementing the local competition provisions of the Telecommunications Act permitted CLECs to lease UNEs at rates determined by state public utility commissions employing the FCC’s Total Element Long Run Incremental Cost forward-looking, cost-based pricing model. On September 15, 2003, the FCC opened a proceeding reexamining the Total Element Long Run Incremental Cost (“TELRIC”) methodology and wholesale pricing rules for communications services made available for resale by ILECs in accordance with the Telecommunications Act. This proceeding was intended to determine whether the TELRIC pricing model produced unpredictable pricing inconsistent with appropriate economic signals; failed to adequately reflect the real-world attributes of the routing and topography of an ILEC’s network; and created disincentives to investment in facilities by understating forward-looking costs in pricing RBOC network facilities and overstating efficiency assumptions.
In orders released in August 2004, the FCC extended the unbundling relief it had previously provided to fiber-to-the-home loops to “fiber-to-the-curb loops.” On October 27, 2004, the FCC issued an order granting requests by the Regional Bell Operating Companies (“RBOCs”) that the FCC forbear from enforcing the independent unbundling requirements of Section 271 of the Communications Act with regard to the broadband elements that the FCC had previously determined were not subject to unbundling obligations (fiber-to-the-home loops, fiber-to-the-curb loops, the packetized functionality of hybrid loops, and packet switching).
On September 16, 2005, the FCC partially granted a petition filed by Qwest Communications International, Inc. (“Qwest”) seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Omaha, Nebraska Metropolitan Statistical Area (“MSA”). The FCC granted Qwest the requested relief in nine of its 24 Omaha central offices where it determined that competition from intermodal (cable) service providers was “extensive.” Although the FCC required that Qwest continue to make UNEs available in the nine specified central offices, Qwest was only required to do so at non-Total Element Long Run Incremental Cost rates. The FCC did not grant Qwest the requested relief regarding its colocation and interconnection obligations. On January 30, 2007, the FCC partially granted ACS of Anchorage, Inc.’s (“ACS”) petition seeking forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) requirements throughout the Anchorage, Alaska local exchange carrier study area. The FCC granted ACS the requested relief in five of its 11 Anchorage central offices where it determined that “competition by the local cable operator . . . ensures that market forces will protect the interests of consumers.” Although the FCC required that ACS continue to make UNEs available in the five central offices in which the requested relief was granted, it was only required to do so at commercially negotiated rates.

In December 2007, the FCC denied a Verizon petition for relief comparable to that accorded Qwest and ACS - forbearance from the application of the FCC’s dominant carrier regulation of interstate services, and Section 251(c) unbundling requirements - in six MSAs, including the New York-Northern New Jersey-Long Island, NY-NJ-PA MSA, the Philadelphia-Camden-Wilmington-Baltimore PA-NJ-DE-MD MSA and the Boston-Cambridge-Quincy, MA-NH MSA. On June 19, 2009, the D.C. Circuit remanded the Verizon forbearance decision to the FCC for further consideration and explanation. On August 20, 2009, the FCC initiated a proceeding to address the remand of the Verizon forbearance decision, as well as the remand of another order denying Qwest UNE-forbearance relief in four of its largest markets. Both Verizon and Qwest withdrew their UNE-forbearance petitions following denial by the FCC of Qwest’s Phoenix UNE-forbearance request. In denying the Qwest Phoenix UNE-forbearance petition, the FCC established a new market-power analytical framework for assessing future forbearance petitions.
On September 23, 2005, the FCC issued an order that largely deregulates “wireline broadband Internet access service.” The FCC refers to “wireline broadband Internet access service” as a service that uses existing or future wireline facilities of the telephone network to provide subscribers with access to the Internet, including by means of both next generation fiber-to-the-premises services and all digital subscriber lines. This decision by the FCC follows the decision by the United States Supreme Court in the “Brand X Case”, issued June 27, 2005, in which the Court held that cable systems are not legally required to lease access to competing providers of Internet access service. Consistent with the FCC’s previous classification of cable modem service as an information service, the FCC classified broadband Internet access service as an information service because it intertwines transmission service with information processing and is not, therefore, a “pure” transmission service such as frame relay or ATM, which remained classified as telecommunications services. The FCC required that existing transmission arrangements between broadband Internet access service providers and their customers be made available for a one-year period from the effective date of this decision. This decision did not affect CLECs’ ability to obtain UNEs, but did relieve the ILECs of any duty to offer DSL transmission services subject to regulatory oversight.
On March 19, 2006, the FCC, by inaction, granted Verizon’s Petition for Forbearance from the application of the FCC’s Computer II and Title II requirements to Verizon’s Broadband service offerings. Arguably, the grant of Verizon’s petition permitted Verizon to offer DSL, ATM, Frame Relay and T-1 services on a non-common carrier basis, free from unbundling and Total Element Long Run Incremental Cost pricing requirements, although Verizon appeared to narrow its petition to ask for far more limited relief, limiting the requested relief to a select group of service offerings. Other ILECs have sought and been granted similar relief. On October 12, 2007, the FCC agreed that AT&T’s existing packet-switched broadband telecommunications services and existing optical transmission services could be treated as non-dominant and would no longer be subject to certain regulatory requirements. Other ILECs have sought and been granted similar relief.
In June 2009, the FCC adopted new rules governing forbearance requests. These rules require, among other things, that forbearance petitions be complete when filed, state explicitly the scope of the relief requested, identify any other relevant proceedings and comply with certain format requirements. The rules also limit the petitioner’s right to withdraw the petition or narrow its scope.
The FCC is currently evaluating a forbearance petition filed by the U.S. Telecom Association on October 6, 2014. That petition urges the FCC to forebear from, among other things, (i) further application to the RBOCs of Sections 271 and 272 of the Telecommunications Act and (ii) the requirement that ILECs provide a 64 kbps voice channel where copper loops have been retired. Other petitions pending before the FCC seek to reverse forbearance authority previously granted to the ILECs.
Finally, the FCC, on November 25, 2014, released a Notice of Proposed Rulemaking which formally addressed the transition from networks based on Time-Division Multiplexing (“TDM”) circuit-switched voice services running on copper loops to al- Internet Protocol (“IP”) multi-media networks using copper, coaxial cable, wireless and fiber as physical infrastructure. The FCC has identified the principals which should guide this transition as competition, consumer protection, universal service, public safety and national security. Critically, the FCC has proposed, while transitioning from TDM to IP, to preserve competition by maintaining wholesale access to network facilities for competitive providers. While the FCC does not propose to impose any new wholesale access obligations on ILECs during the transition, it does propose to strengthen its copper retirement and service discontinuation rules so that wholesale network access remains viable.
In its recently released “Open Internet Order,” the FCC has recently reclassified broadband Internet access as a common-carrier service. In so doing, the FCC subjected broadband Internet access to Title II regulation under the Communications Act, although it did forbear from application of certain Title II requirements.

Special Access.  The FCC is in the process of undertaking a comprehensive review of rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules that permit these carriers to offer volume and term discounts and contract tariffs (“Phase I pricing flexibility”) and/or remove from price caps regulation special access service in a defined geographic area (“Phase II pricing flexibility”) based on showings of competition. In a Notice of Proposed Rulemaking, the FCC tentatively concluded that it would continue to permit pricing flexibility where competitive market forces would be sufficient to constrain special access prices, but undertook an examination of whether the current triggers for pricing flexibility had accurately gauged competition levels and worked as intended. The FCC has also requested comments on whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts) are unreasonable. The FCC is currently in the process of undertaking a comprehensive data collection and analysis exercise to assist it in addressing the many issues surrounding ILEC provision of special access services.
Interconnection Agreements.  Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with ILECs to obtain access to UNE services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Verizon for, among states, New York, Massachusetts, New Jersey, Pennsylvania, Maryland, Virginia, Delaware and Rhode Island, as well as the District of Columbia. In the states of Vermont, New Hampshire and Maine, we have interconnection agreements with FairPoint following its acquisition of Verizon’s network assets in these states. We have entered into a multi-state interconnection agreement with AT&T covering its entire ILEC service area and are currently negotiating agreements with other ILECs to support our nationwide service offering outside the Verizon Northeast and Mid-Atlantic service areas.
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
Colocation.  FCC rules generally require ILECs to permit competitors to colocate equipment used for interconnection and/or access to UNEs. Changes to those rules, upheld in 2002 by the D.C. Circuit, allow competitors to colocate multifunctional equipment and require ILECs to provision cross-connects between colocated carriers.
Regulation of ISPs.  To date, the FCC has treated Internet Service Providers (“ISPs”) as enhanced service providers, which are generally exempt from federal and state regulations governing common carriers. Nevertheless, in its recently released “Open Internet Order,” the FCC recently reclassified broadband Internet access as a common-carrier service subjected broadband Internet access providers to a number of the core consumer protection requirements of Title II of the Communications Act.
Moreover, Congress has passed a number of laws that concern the Internet and Internet users. Generally, these laws limit the application of taxes to and the potential liability of ISPs.
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

On February 26, 2015, the FCC released its “Open Internet Order,” adopting new net neutrality rules for broadband providers. In addition to reclassifying broadband internet access as a common carrier service subject to Title II of the Communication Act, the order adopts three main prohibitions: (i) no “blocking,” (ii) no “throttling” and (iii) no “paid prioritization.” As a standard of conduct, the FCC ruled that providers may not unreasonably interfere with or unreasonably disadvantage (i) end users’ ability to select, access and use broadband Internet access service or the lawful Internet content, applications, services or devices of their choice, or (ii) edge providers’ ability to make lawful content, applications, services or devices available to end users. The FCC also adopted enhanced transparency rules which apply, among other things, to price, performance characteristics and network practices. Finally, the FCC declined to forbear from application of Title II’s core consumer safeguards, but did forbear from unbundling and network access requirements such as those impose by Title II on ILECs.
Long Distance Competition.  Section 271 of the Communications Act, enacted as part of the Telecommunications Act, established a process by which an RBOC could obtain authority to provide long distance service in a state within its region. Each RBOC was required to demonstrate that it had satisfied a “14-point competitive checklist” and that granting such authority would be in the public interest. All of the RBOCs have received FCC approval to provide in-state long distance service within their respective regions. Receipt of Section 271 authority by the RBOCs has resulted in increased competition in certain markets and services.
The RBOCs have a continuing obligation to comply with the 14-point competitive checklist, and are subject to continuing oversight by the FCC and state public utility commissions. Each RBOC must provide unbundled access to UNEs at just and reasonable rates and comply with state-specific Performance Assurance Plans pursuant to which a RBOC that fails to provide access to its facilities in a timely and commercially sufficient manner must provide affected CLECs compensation in the form of cash or service credits.
On November 8 2013, the FCC released its “Rural Call Completion Order” which adopted new rules designed to strengthen its ability to ensure the provision of a reasonable and nondiscriminatory level of service to rural areas. To this end, the FCC adopted rules that require, among other things, certain originating long-distance providers to record, retain and report information on long distance call completion. The data so gathered is intended to allow the FCC to monitor service so as to ensure that the percentage delivery and service quality of calls to rural areas is comparable to the percentage delivery and service quality of calls to non-rural areas. The FCC has entered into a number of consent decrees and imposed substantial finds on large interexchange carriers (“IXCs”) whose rural call completion results failed to pass muster.
Detariffing.  The FCC has largely eliminated carriers’ obligations to file with the FCC tariffs containing prices, terms and conditions of service and has required carriers to withdraw all of their federal tariffs other than those relating to access services. Our interstate and international rates nonetheless must still be just and reasonable and nondiscriminatory. Our state tariffs generally remain in place, although an increasing number of states are following the FCC’s lead and eliminating tariffs. Detariffing precludes our ability to rely on filed rates, terms and conditions as a means of providing notice to customers of prices, terms and conditions under which we offer services, and requires us instead to rely on individually negotiated agreements with end-users. We have, however, historically relied primarily on our sales force and marketing activities to provide information to our customers regarding the rates, terms, and conditions of service and expect to continue to do so. Further, in accordance with the FCC’s orders we maintain a schedule of our rates, terms and conditions for our interstate and international services on our web site.
Intercarrier Compensation.  The FCC’s intercarrier compensation rules include rules governing access charges, which govern the payments that IXCs and wireless service providers make to local exchange carriers (“LECs”) to originate and terminate long distance calls, and reciprocal compensation rules, which generally govern the compensation between telecommunications carriers for the transport and termination of local traffic. On March 3, 2005, the FCC released a further Notice of Proposed Rulemaking seeking comment on a variety of proposals to replace the current system of intercarrier payments, under which the compensation rate depends on the type of traffic at issue, the type of carriers involved, and the end points of the communication, with a unified approach for access charges and reciprocal compensation. In connection with the FCC’s rulemaking proceeding, a number of industry groups attempted to negotiate a plan that would bring all intercarrier compensation and access charges to a unified rate over a negotiated transition period. The FCC called for public comment on one such plan designated the “Missoula Plan.” In November 2008, the FCC issued a further Notice of Proposed Rulemaking setting forth various proposals for the reform of its intercarrier compensation regime. In its “National Broadband Plan,” released on March 16, 2010, the FCC recommended that per-minute intercarrier compensation charges be eliminated over time: first, by moving intrastate switched access charges to interstate levels over a period of two to four years; second, by moving switched access charge rates to reciprocal compensation levels; and third, by phasing out per-minute intercarrier compensation rates altogether.

In November 2011, the FCC adopted policy changes that over time will ultimately reduce over time carriers’ access rates applicable for all telecommunications traffic exchanged with an LEC to a uniform “bill-and-keep” framework for both intrastate and interstate access traffic. The reforms required by the FCC’s new rules are being phased in over a multi-year transition. Specifically, effective December 29, 2011, the following rates were capped: (1) all interstate access rate elements and reciprocal compensation rates; (2) for price cap carriers and CLECs operating in their areas, all intrastate access rates; and (3) for rate-of-return carriers and CLECs operating in their areas, terminating access rates only. In addition, competitive carriers were required to reduce their intrastate tariffed access charges by July 2013 to those no greater than the incumbent carriers with which they compete, as was currently required with CLEC’s interstate access charges. From 2015 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with a “bill-and-keep” framework ultimately applicable for all charges. These new rules significantly alter the manner in which all carriers, including carriers such as us that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic and the rates that we pay for these services. The FCC new intercarrier compensation regime was upheld on appeal in the U.S. Court of Appeals for the Tenth Circuit. While in their current form, these new rules will result in a loss of revenues for carriers such as us, the FCC has authorized carriers such as us to recover lost revenue attributable to the FCC action through price increases and charges to the end user customer.
On April 18, 2001, the FCC issued a new order regarding intercarrier compensation for ISP-bound traffic. In that Order, the FCC established a new intercarrier compensation mechanism for ISP-bound traffic with declining rates over a three-year period. In addition to establishing a new rate structure, the FCC capped the amount of ISP-bound traffic that would be “compensable” and prohibited payment of intercarrier compensation for ISP-bound traffic to carriers entering new markets. The April 2001 order was appealed to the D.C. Circuit, which ultimately found that the FCC had not provided an adequate legal basis for its ruling, and therefore remanded the matter to the FCC. In the interim, the court let the FCC’s rules stand. In November 2008, the FCC issued revised rules governing the intercarrier compensation regime that would govern ISP-bound traffic. These rules have been upheld on appeal. On October 8, 2004, the FCC issued an order in response to a July 2003 Petition for Forbearance filed by Core Communications (the “Core Petition”) asking the FCC to forbear from enforcing the rate caps, growth cap, and new market and mirroring rules of the remanded April 2001 order. The FCC granted the Core Petition with respect to the growth cap and the new market rules, but denied the Core Petition as to the rate caps and mirroring rules.
CALEA.  The Communications Assistance for Law Enforcement Act (“CALEA”) requires communications providers to provide law enforcement officials with call content and/or call identifying information under a valid electronic surveillance warrant, and to reserve a sufficient number of circuits for use by law enforcement officials in executing court-authorized electronic surveillance.
CPNI.  FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC’s initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an “opt-in” approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and recordkeeping. Recently, the FCC further modified its CPNI requirements to, among other things, extend CPNI regulations to interconnected VoIP providers, require annual carrier certifications and to impose additional limitations on the release of CPNI without express customer approval.
Universal Service.  Section 254 of the Communications Act and the FCC’s implementing rules require all communications carriers providing interstate or international communications services to periodically contribute to the Universal Service Fund (“USF”). The USF supports several programs administered by the Universal Service Administrative Company (“USAC”) with oversight from the FCC, including: (i) communications and information services for schools and libraries, (ii) communications and information services for rural health care providers, (iii) basic telephone service in regions characterized by high communications costs, (iv) basic telephone services for low-income consumers, and (v) interstate access support. Based on the total funding needs for these programs, the FCC determines a contribution factor, which it applies to each contributor’s interstate and international end-user communications revenues. We measure and report our revenues in accordance with rules adopted by the FCC. The contribution rate factors are calculated and revised quarterly and we are billed for our contribution requirements each month based on projected interstate and international end-user communications revenues, subject to periodic true-up. USF contributions may be passed through to consumers on an equitable and nondiscriminatory basis either as a component of the rate charged for communications services or as a separately invoiced line item.
In its “National Broadband Plan,” the FCC offered a series of ambitious proposals to transform the then current universal voice service mandate into one directly supporting universal access to broadband services, phasing out support for voice-only telephone services and replacing it with support for voice-enabled broadband platforms. In November 2011, the FCC expanded the USF to include broadband services as part of the Connect America Fund (“CAF”). The new fund also includes a “Mobility Fund,” making mobile broadband an independent universal service objective.

Telephone Numbering.  The FCC oversees the administration and the assignment of local telephone numbers, an important asset to voice carriers, by NeuStar, Inc., in its capacity as North American Numbering Plan Administrator (“NANC”). Extensive FCC regulations govern telephone numbering, area code designation, and dialing procedures. Since 1996, the FCC has permitted businesses and residential customers to retain their telephone numbers when changing local telephone companies, referred to as local number portability. The availability of number portability is important to competitive carriers like us, because customers, especially businesses, may be less likely to switch to a competitive carrier if they cannot retain their existing telephone numbers.
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
Taxes and Regulatory Fees.  We are subject to numerous local, state and federal taxes and regulatory fees, including but not limited to a three percent federal excise tax on local service, FCC regulatory fees and public utility commission regulatory fees. We have procedures in place to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation.
The Internet Tax Freedom Act placed a moratorium on taxes on Internet access and multiple, discriminatory taxes on electronic commerce. Certain states have enacted various taxes on Internet access and electronic commerce, and selected states’ taxes are being contested on a variety of bases.
State Regulation
The Communications Act maintains the authority of individual states to impose their own regulation of rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law or has not been preempted. Because we provide communications services that originate and terminate within individual states, including both local service and in-state long distance toll service, we are subject to the jurisdiction of the public utility commission and other regulators in each state in which we provide such services. For instance, we must obtain a Certificate of Public Convenience and Necessity (“CPCN”) or similar authorization before we may commence the provision of communications services in a state. We are certified to provide facilities-based and resold competitive local and interexchange service throughout the contiguous United States the State of Hawaii and the District of Columbia.
In addition to requiring certification, state regulatory authorities often impose tariff and filing requirements and obligations to contribute to state universal service and other funds. State public utility commissions also regulate, to varying degrees, the rates, terms and conditions upon which we and our competitors conduct retail business. In general, state regulation of ILEC retail offerings is greater than the level of regulation applicable to CLECs. In a number of states, however, ILECs either have obtained or continue to actively some level of increased pricing flexibility or deregulation, either through amendment of state law or through proceedings before state public utility commissions.
We also are subject to state laws and regulations regarding slamming, cramming, and other consumer protection and disclosure regulations. States further retain the right to sanction a service provider or to revoke certification if the service provider violates relevant laws or regulations. Finally, we may be subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuance of stock or debt instruments and related transactions.
Rates for intrastate switched access services, which we provide to IXCs to originate and terminate in-state toll calls, are subject to the jurisdiction of the state in which the call originated and/or terminated. State public utility commissions also regulate the rates ILECs charge for interconnection, access to network elements, and resale of services by competitors.
State regulators establish and enforce wholesale service quality standards that RBOCs must meet in providing network elements to CLECs like us. These plans sometimes require payments from the ILECs to the CLECs if quality standards are not met. ILECs are actively petitioning various state commissions to modify the state wholesale quality plans in ways that would reduce or eliminate certain wholesale quality standards.

Local Regulation
Local governments may regulate aspects of our business through zoning requirements, permit or right-of-way procedures, and franchise fees. In some municipalities where we have installed facilities, we may be required to pay license or franchise fees based on a percentage of our revenues generated from within the municipal boundaries.
Regulation of VoIP
Federal and State
The use of the public Internet and private Internet protocol networks to provide voice communications services, including VoIP, has been largely unregulated within the United States. To date, the FCC has not imposed regulatory surcharges or most forms of traditional common carrier regulation upon providers of Internet communications services, although it has ruled that VoIP providers must contribute to the USF. The FCC has also imposed obligations on providers of two-way interconnected VoIP services to provide E911 service, and it has extended CALEA obligations to such VoIP providers. The FCC has also imposed on VoIP providers the obligation to “port” customers’ telephone numbers when customers switch carriers and desire to retain their numbers. Other aspects of VoIP and Internet telephony services, such as regulations relating to the confidentiality of data and communications, copyright issues and taxation of services, may be subject to federal or state regulation.
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
In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. As of December 29, 2011, default rates for toll VoIP-PSTN traffic were required to be equal to interstate access rates applicable to non-VoIP traffic both in terms of rate level and rate structure; default rates for other VoIP-PSTN traffic were required to be reciprocal compensation rates. In addition, VoIP-PSTN traffic is subject to the same phase-down of access rates as are applied to traditional voice traffic. By a Declaratory Ruling released on February 11, 2015, the FCC removed a question regarding the “VoIP symmetry rule” adopted in the action described above. The FCC made clear that the VoIP symmetry rule is technology and facilities neutral and that, therefore, whether a CLEC partners with a facilities-based or an “over-the-top” VoIP provider, the CLEC is nonetheless deemed to be providing the “functional equivalent” of end office switching for access charge purposed.
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
Risks Related to Our Industry

The communications market in which we operate is highly competitive, and we may not be able to compete effectively against companies that have greater resources and/or different service offerings than we do, which could cause us to lose existing customers and impede our ability to attract new customers.
The communications industry is highly competitive and is affected by the introduction of new services and systems by, and the market activities of, major industry participants with substantial market shares. We have not achieved, and do not expect to achieve, a major share of any of the service, product or geographic markets we serve.
In each of our geographic markets we compete with the incumbent local exchange carrier (“ILEC”) serving that area. ILECs have the following advantages over us:

•	long-standing relationships and strong brand reputation with customers;

•	financial, technical, marketing, personnel and other resources substantially greater than ours;

•	more funds to deploy communications services and systems that compete with ours;

•	the potential to subsidize competitive services with revenue from a variety of businesses;

•	relaxed regulatory oversight, including increased pricing flexibility;

•	larger networks; and

•	benefits from existing regulations that favor ILECs.
We also face, and expect to continue to face, competition in the local exchange market from other existing and potential market participants, such as competitive local exchange carriers (“CLECs”), cable television (“CATV”) companies and wireless service providers. We generally target the same small and medium sized enterprises and multi-location business customers as other CLECs. CATV companies are increasingly targeting these same customers and are doing so at rates lower than we generally offer. We are also increasingly subject to competition from carriers providing voice over Internet protocol (“VoIP”) over the public Internet or private networks. VoIP providers are currently subject to substantially less regulation than traditional local telephone companies and do not pay certain taxes and regulatory charges that we are required to pay.
In the long distance market, we face competition from the ILECs, large and small interexchange carriers (“IXCs”), wireless carriers and VoIP providers. Long distance prices have decreased substantially in recent years and are expected to continue to decline in the future as a result of increased competition.
In addition, the development of new technologies continues to give rise to new competitors in our markets. For example, in the managed services and “cloud” markets, we face competition not only from communications providers, but from major software and social media providers, as well as new entrepreneurial entities.
Further information regarding competition in the communications market is included in the section entitled “Industry and Competition.”

The communications industry is undergoing rapid technological changes, and new technologies may be superior to the technologies we use. We may fail to anticipate and keep up with such changes.
The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. If we fail to anticipate and keep up with such changes, we could lose market share, which could reduce our revenue. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unanticipated upgrades or additional communications products that could be time consuming to integrate into our business. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even though we utilize new technologies, such as hosted VoIP, we may not be able to implement other new technologies as effectively as other companies with more experience with those new technologies. In addition, while we have deployed new technologies, including soft-switches, Ethernet over Copper (“EoC”), MPLS and core and edge routers, we may not be able to implement new technology as effectively as other companies with more experience with such technologies.

We are subject to substantial government regulation that may restrict our ability to provide, and may increase the costs we incur to provide, our services.
We are subject to varying degrees of federal, state and local regulation. Pursuant to the Communications Act of 1934 (“Communications Act”), the Federal Communications Commission (“FCC”) exercises jurisdiction over us with respect to interstate and international services. We must comply with various federal regulations, including rules regarding the content of our bills, protection of subscriber privacy, maintenance of service quality standards and other consumer protection matters. If we fail to comply with federal reporting and regulatory requirements, we may incur fines or other penalties, including loss of our authority to provide services.
State regulatory commissions also exercise jurisdiction over us to the extent we provide intrastate services. We are required to obtain regulatory authorization and/or file tariffs with regulators in many of the states in which we operate. State regulatory commissions also often regulate the rates, terms and conditions at which we offer service. We have obtained all of the certifications necessary for us to provide our services, but each state commission retains the authority to revoke our certificate to provide service in its state if it determines that we have violated any condition of our certification or if it finds that doing so would be in the public interest.
Both federal and state regulators require us to pay various fees and assessments, including contribution to federal and state Universal Service Funds (“USF”). If we fail to comply with these requirements, we may be subject to fines or potentially be asked to show cause as to why our certificates of authority to provide service should not be revoked.

A discussion of legal and regulatory developments is included in the section entitled “Business - Regulation.”
Elimination or relaxation of regulatory rights and protections could harm our business, results of operations and financial condition.
The FCC has reduced our ability to access certain elements of ILEC telecommunications platforms in ways that have affected our operations. For example, we no longer have the right to require ILECs to sell us unbundled network element platforms (“UNE-P”) and now must obtain such services pursuant to commercial agreements. Expiration or termination of such a commercial arrangement would result in a substantial increase in our cost of service. In certain central offices, we also no longer have the right to require ILECs to sell to us as unbundled network elements (“UNEs”), or have limited access rights to obtain, UNE high capacity circuits that connect our central switching office locations to our customers’ premises. We further no longer have the right to require ILECs to sell us UNE transport between our switches and ILEC switches. Still further, we have only limited or no access to UNE DS1 or DS3 transport on certain interoffice routes. Where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the ILECs as special access, which increases our costs. Finally, our access to certain broadband elements of the ILEC network has been limited or eliminated in certain circumstances and our access to the ILEC’s copper infrastructure could be eliminated if the ILECs elect to retire their copper facilities. Inability to access copper facilities would eliminate or reduce our ability to provide EoC and interfere with our ability to provide cost-effective broadband service.

Section 10 of the Communications Act requires the FCC to forbear from applying individual provisions of the Communications Act or its various enabling regulations upon a showing (i) that a statutory provision or a regulation is not necessary to ensure that rates and practices remain just, reasonable and non-discriminatory or otherwise necessary to protect consumers, (ii) that forbearance would generally be in the public interest and (iii) that forbearance would promote competition. Pursuant to Section 10, the FCC has effectively deregulated provision of certain broadband services. Exercising its forbearance authority, the FCC has also relieved ILECs in certain markets of their obligation to provide CLECs with unbundled access to network elements at rates mandated by state regulatory commissions. Further exercise by the FCC of its forbearance authority could have an adverse impact on our business and operations.
A discussion of legal and regulatory developments is included in the section entitled “Business - Regulation.”

The communications industry faces significant regulatory uncertainties and the adverse resolution of these uncertainties could harm our business, results of operations and financial condition.
The Communications Act remains subject to judicial review and ongoing proceedings before the FCC, including proceedings relating to interconnection pricing, access to and pricing for UNEs and special access services and other issues that could result in significant changes to our business and business conditions in the communications industry generally. Decisions by the FCC have eliminated or reduced our access to certain elements of the ILEC telecommunications platforms we use to serve our customers and increased the rates that we must pay for such elements. Other FCC decisions have reduced our intercarrier compensation revenues and raised our contributions to the USF. Other proceedings are pending before the FCC that could potentially further limit our access to these network elements or further increase the rates we must pay for such elements. Likewise, proceedings before the FCC could impact the availability and price of special access facilities. Other proceedings before the FCC could result in increases in the cost of regulatory compliance. A number of states also have proceedings pending that could impact our access to and the rates we pay for network elements. Other state proceedings could limit our pricing and billing flexibility. Our business would be substantially impaired if the FCC, the courts or state commissions eliminated our access to the facilities and services we use to serve our customers, substantially increased the rates we pay for facilities and services or adversely impacted the revenues we receive from other carriers or our customers. In addition, congressional legislative efforts to rewrite the Communications Act or enact other telecommunications legislation, as well as various state legislative initiatives, may cause major industry and regulatory changes. We cannot predict the outcome of these proceedings or legislative initiatives or the effects, if any, that these proceedings or legislative initiatives may have on our business and operations.
A discussion of legal and regulatory developments is included in the section entitled “Business - Regulation.”
Continued industry consolidation could further strengthen our competitors and could adversely affect our prospects.
Consolidation in the telecommunications industry is occurring at a rapid pace. In addition to the combinations of Verizon and MCI and SBC, AT&T and BellSouth, numerous CLEC combinations have occurred, including several which directly impact our markets such as Windstream/Paetec, Paetec/Cavalier, Earthlink/ITCDeltaCom and Earthlink/One Communications. This consolidation strengthens our competitors and poses increased competitive challenges for us. The ILEC/interexchange carrier combinations not only provided the ILECs with national and international networks, but eliminated the two most effective and well-financed opponents of the ILECs in federal and state legislative and regulatory forums and potentially reduced the availability of non-ILEC network facilities. The CLEC combinations provide direct competitors with greater financial, network and marketing assets.

Risks Related to Our Business
Risks Related to Our Operations
Our success depends on the ability to manage and expand operations effectively.
Our ability to manage and expand operations effectively will depend on the ability to:

•	offer high-quality, reliable services at reasonable costs;

•	introduce new technologies;

•	install and operate telecommunications switches and related equipment;

•	lease access to suitable transmission facilities at competitive prices;

•	scale operations;

•	obtain successful outcomes in disputes and in litigation, rule-making, legislation and regulatory proceedings;

•	successfully negotiate, adopt or arbitrate interconnection agreements with ILECs;

•	acquire necessary equipment, software and facilities;

•	integrate existing and newly-acquired technology and facilities, such as switches and related equipment;

•	evaluate markets;

•	add products;

•	monitor operations;

•	control costs;

•	maintain effective quality controls;

•	hire, train and retain qualified personnel;

•	enhance operating and accounting systems;

•	address operating challenges;

•	adapt to market and regulatory developments; and

•	obtain and maintain required governmental authorizations.
In order for us to succeed, these objectives must be achieved in a timely manner and on a cost-effective basis. If these objectives are not achieved, we may not be able to compete in existing markets or expand into new markets.
If we are unable to retain and attract management and key personnel, we may not be able to execute our business plan.
We believe that our success is due, in part, to our experienced management team. Losing the services of one or more members of our management team could adversely affect our business and possibly prevent us from further improving our operational, financial and information management systems and controls. We do not maintain “key- man” life insurance on any of our officers.
Our ability to implement our business plan is dependent on our ability to retain and hire a large number of qualified new employees each year. The competition for qualified technical and sales personnel is intense in the communications industry and in our markets. If we are unable to hire sufficient qualified personnel, our customers could experience inadequate customer service and delays in the installation and maintenance of service, which could have a material adverse effect on our business, results of operations and financial condition.

Our ability to provide our services and systems at competitive prices is dependent on our ability to negotiate and enforce favorable interconnection and other agreements with ILECs.
Our ability to continue to obtain favorable interconnection, unbundling, service provisioning and pricing terms is dependent, in part, on maintenance of interconnection agreements with ILECs. We are party to one or more interconnection agreements in each of the contiguous 48 States, the State of Hawaii and the District of Columbia. The initial terms of all of our interconnection agreements in the Northeast and Mid-Atlantic have expired; however, each of these agreements contains an “evergreen” provision that allows the agreement to continue in effect until terminated. If we were to receive a termination notice from an ILEC, we could negotiate a new agreement or initiate an arbitration proceeding at the relevant state commission before the agreement expired. In addition, the Communications Act gives us the right to opt into interconnection agreements which have been entered into by other carriers, provided the agreement is still in effect and provided that we adopt the entire agreement. We are in the process of renegotiating the terms of our New York interconnection agreements with Verizon. We cannot assure you that we will be able to successfully renegotiate these agreements or any other interconnection agreement on terms favorable to us or at all.
We also rely on commercial arrangements with ILECs to secure the services and facilities we use to serve our customer. For example, we acquire what would have been UNE-P service from Verizon pursuant to a Wholesale Advantage Agreement. If this agreement were to be terminated or expire, we would be required to convert all of the lines thereunder to resale, which would be substantially less favorable to us in terms of cost and service. We cannot assure you that our commercial agreement with Verizon will be renewed at the end of its term or that it will not be terminated before the end of its term.
We have also entered into interstate contract tariffs with Verizon that allow us to purchase special access facilities at discounted rates. We are currently negotiating a new contract tariff to replace the contract tariff which expired at the end of this year. Our new interstate contract tariff will likely require us to maintain certain dollar levels of purchases of Verizon services. If we were to fail to maintain these purchase levels, our contract tariff would likely be terminated, causing our cost of service to rise substantially. We cannot assure you that we will execute a new contract tariff with Verizon or that any new contract tariff, once executed, will be renewed at the end of its term or that it will not be terminated before the end of its term.
We maintain other commercial arrangements with Verizon pursuant to which we purchase unregulated network facilities. We cannot assure you that these commercial agreements with Verizon will be renewed at the end of their terms or that they will not be terminated before the end of their terms.
Our various interconnection and certain commercial agreements with Verizon contain provisions pursuant to which we could be compelled to provide letters of credit in an amount of up to two months’ anticipated billings if, in any two months of a consecutive 12-month period, we fail to timely pay undisputed amounts due Verizon and fail to promptly cure such nonpayment. The provision of such letters of credit could adversely impact our liquidity position. Our various interconnection and certain commercial agreements with Verizon also substantially limit the time period within which both we and Verizon can (i) backbill for services rendered to the other and (ii) dispute charges for services rendered to the other.
Due to their control of “last-mile” access to many of our customers, if we experience difficulties in working with ILECs, our ability to offer services on a timely and cost-effective basis could be materially and adversely affected.
Our business depends on our ability to interconnect with ILEC networks and to lease from the ILECs certain essential network elements. We obtain access to these network elements and services under terms established in interconnection agreements, contract tariffs and commercial arrangements that we have entered into with ILECs. Like many competitive communications services providers, from time to time, we have experienced difficulties in working with ILECs with respect to obtaining information about network facilities, ordering and maintaining network elements and services, interconnecting with ILEC networks and settling financial disputes. These difficulties can impair our ability to provide service to customers on a timely and competitive basis. If an ILEC refuses to cooperate or otherwise fails to support our business needs for any other reason, including labor shortages, work stoppages, cost-cutting initiatives or disruption caused by mergers, other organizational changes or terrorist attacks, our ability to offer services on a timely and cost-effective basis can be materially and adversely affected.

We depend on a limited number of non-ILEC third-party service providers for long distance, data, cloud, managed and other services, and if any of these providers were to experience significant interruptions in its business operations, or were to otherwise cease to provide such services to us, our ability to provide services to our customers could be materially and adversely affected.
We depend on a limited number of non-ILEC third-party service providers for long distance, data, cloud, managed and other services. If any of these non-ILEC third-party providers were to experience significant interruptions in their business operations, terminate their agreements with us or fail to perform the services or meet the standards of quality required under the terms of our agreements with them, our ability to provide these services to our customers could be materially and adversely affected for a period of time that we cannot predict. If we have to migrate the provision of these services to an alternative provider, we cannot assure you that we would be able to timely locate alternative providers of such services, that we could migrate such services in a short period of time without significant customer disruption so as to avoid a material loss of customers or business, or that we could do so at economical rates.
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
The day-to-day operation of our business is highly dependent on our ability to protect our communications and information technology systems from damage or interruptions by events beyond our control. Sabotage, computer viruses or other infiltration by third parties could damage or disrupt our service, damage our facilities, damage our reputation and cause us to lose customers, among other things. A catastrophic event could materially harm our operating results and financial condition. Catastrophic events could include a terrorist attack in markets where we operate or a major earthquake, fire, or similar event that would affect our central offices, corporate headquarters, network operations center or network equipment.
In recent years, the Northeast and Mid-Atlantic states have been struck by multiple catastrophic storms. These storms have, in some cases, demolished the network infrastructure of our principal facilities provider in key areas. They have also caused substantial damage to our network infrastructure. Such natural disasters have, and in the future may again, materially harm our operating results and financial condition.
Certain real estate leases and agreements are important to our business and failure to maintain such leases and agreements could adversely affect us.
Our switches are housed in facilities owned by third parties. Our use of these facilities is subject to multiple real estate leases. If we were to lose one or more of these leases, the resultant relocation of one or more of our switches would be costly and disruptive to our business and customers. We cannot assure you that we will be able to maintain all of the real estate leases governing our multiple switch sites.
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
Also, certain of our agreements with sales agents do not expressly preclude the sales agent from migrating the customers they secured for us to other carriers. Sales agents could attempt to obtain from these customers the authorization to replace us as the customers’ service provider. If a number of customers were to be migrated away from our service by sales agents, our business, results of operations and financial condition could be adversely affected.
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
As part of our business strategy, we may acquire other entities that we believe are complementary to our business. We may be unable to identify suitable acquisition candidates, or if we do identify such acquisition candidates, we may not successfully complete those transactions that are commercially favorable to us or at all, which may adversely affect our competitive position and growth prospects.
If we acquire another business, we may face difficulties, including:

•	integrating the personnel, services, products or technologies of that business into our operations;

•	retaining key personnel of that business;

•	failing to adequately identify or assess liabilities of that business;

•	failing to achieve the forecasts we used to determine the purchase price of that business; and

•	diverting our management’s attention from the normal daily operation of our business.
These difficulties could disrupt our ongoing business and increase our expenses. As of the date of this annual report on Form 10-K, we have no agreements to enter into any material acquisition transactions.
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
Risks Related to Our Intellectual Property
Advanced services, such as our “cloud” and hosted VoIP services, may generate claims of intellectual property infringement.
We provide a variety of advanced services, such as our “cloud” and hosted VoIP services. These services rely on patents and other intellectual property that third parties may claim infringe their intellectual property. Such claims may materially and adversely affect our ability to continue to sell or provide advanced services to retail and wholesale customers.
We license certain intellectual property to certain other carriers for the provision of hosted VoIP service. We are often contractually bound to indemnify these other carriers in the event that a third party alleges that our intellectual property infringes its intellectual property rights. If our licensees’ provision of hosted VoIP services were to be made the subject of intellectual property infringement claims, our financial position could be adversely impacted.
Misappropriation of our intellectual property and proprietary rights could impair our competitive position, and defending against intellectual property infringement and misappropriation claims could be time consuming and expensive and, if we are not successful, could cause substantial expenses and disrupt our business.
We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third party non-disclosure agreements, agreements with employees and other contractual provisions and technical measures to protect our intellectual property rights. There can be no assurance that these protections will be adequate to prevent our competitors from copying or reverse-engineering our hardware or software products, or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology.
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

Risks Related to Our Finances
We have a history of net losses and we may not be profitable in the future.
We have experienced significant net losses. We recorded net losses of $9.2 million, $8.5 million and $35.3 million in 2014, 2013 and 2012, respectively. We expect to continue to experience losses for the foreseeable future. We cannot assure you that we will become profitable in the future.
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
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $7.6 million as of December 31, 2014. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or the wrong tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate or litigate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
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
We periodically have disagreements with ILECs and interexchange carriers regarding the interpretation and application of laws, rules, regulations, tariffs and agreements. Adverse resolution of these disagreements may impact our revenues and our costs of service, both prospectively and retroactively. Some of the disagreements can be quantified and are included among our outstanding billing disputes with Verizon and other carriers (see the risk factor entitled “Our current billing disputes with our vendors may cause us to pay our vendors certain amounts of money, which could materially adversely affect our business, financial condition, results of operations and cash flows and which may cause us to be unable to meet certain financial covenants related to our senior indebtedness”), while others cannot be quantified because their resolution will depend upon public policy determinations not yet made by the FCC. If one or more of such disagreements were resolved through litigation or arbitration against us, such adverse resolution could require us to pay more for services than we had planned.

Periodic audits conducted by State Taxing and other Authorities may result in imposition on us of additional liabilities.
We are required to collect from our customers and remit to various State Taxing Authorities numerous local, state and federal taxes and to pay to federal and state regulatory authorities various regulatory fees and assessments. Moreover, we are required to contribute to the Universal Service Administration Company and are subject to state escheat laws. State Taxing and other Governmental Authorities periodically conduct audits of our compliance with taxing, regulatory, USF and escheat payment obligations. While we have put in place procedures to ensure that we properly collect taxes and fees from our customers and remit such taxes and fees to the appropriate entity pursuant to applicable law and/or regulation, if our collection procedures prove to be insufficient or if a taxing, regulatory, USF or escheat authority determines that our remittances were inadequate, we could be required to make additional payments, which could have a material adverse effect on our business, financial condition and results of operations.
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

Risks Associated with Our Notes
Our substantial indebtedness may restrict our operating flexibility as the indenture governing our Notes and the credit agreement governing our Revolving Credit Facility contain certain restrictive covenants.
Our substantial indebtedness may restrict our operating flexibility, which could adversely affect our financial health and could prevent us from fulfilling our financial obligations. The indenture governing our Notes and the credit agreement governing our Revolving Credit Facility contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest, including restrictions on our ability to:

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
We cannot assure you that we will be able to meet these requirements or satisfy these covenants in future. If we fail to do so, our indebtedness under our Notes and our Revolving Credit Facility could become accelerated and payable at a time when we are unable to pay such indebtedness. Such acceleration could adversely affect our ability to carry out our business plan and would have a negative effect on our financial condition.
On August 22, 2012, the Company, and each of its direct and indirect subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As a result of the resultant reorganization, we were substantially de-levered; nonetheless, we still have significant long-term debt obligations. At December 31, 2014, we had $160.5 million of total outstanding indebtedness. Our substantial indebtedness could:

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
Although the credit agreement governing our Revolving Credit Facility and the indenture governing our Notes limits our ability to incur additional indebtedness, these restrictions will be subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the credit agreement governing our Revolving Credit Facility and the indenture governing our Notes will not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including the possible inability to service our debt, would increase.
For more information regarding restrictions on our borrowing, see the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

To service our indebtedness, we will require a significant amount of cash. The ability to generate cash depends on many factors beyond our control.
Our ability to repay or to refinance obligations with respect to our indebtedness, including our Notes, our Revolving Credit Facility and the funding of planned capital expenditures, depends on our future financial and operating performance. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control. These factors could include operating difficulties, diminished access to necessary network facilities, increased operating costs, significant customer churn, pricing pressures, the response of competitors, regulatory developments and delays in implementing strategic initiatives.
As of December 31, 2014, we held cash and cash equivalents in the amount of $14,457,000 and we had drawn $10,000,000 on our Revolving Credit Facility.
There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. As of December 31, 2014, we required approximately $47.2 million in cash to service the interest due on our Notes throughout their remaining life. We may need to refinance all or a portion of our indebtedness, including our Notes and our Revolving Credit Facility, at or before maturity. There can be no assurances that we will be able to refinance any of our indebtedness, including our Notes and our Revolving Credit Facility, on commercially reasonable terms or at all.

For more information regarding our liquidity, see the section entitled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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
There is no established public trading market for our common stock. We have not declared or paid cash dividends for the past two fiscal years and we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. The following table lists the number of record holders by each class of stock as of March 30, 2015:

Class of Equity Security	Holders of Record
Common stock	219
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2014, 2013 and 2012 and as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2011 and 2010 and as of December 31, 2012, 2011 and 2010 have been derived from our audited consolidated financial statements not included elsewhere in this report.
The following financial information is qualified by reference to and should be read in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements. All dollar amounts are in thousands.

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statements of operations data:
Revenues	$300,469	$315,363	$340,907	$377,989	$407,740
Operating expenses:
Cost of revenues (1)	139,412	147,505	164,232	178,292	193,842
Selling, general and administrative	122,354	124,001	130,777	132,997	149,245
Depreciation and amortization	29,831	32,839	36,382	39,508	43,938
Total operating expenses	291,597	304,345	331,391	350,797	387,025
Income from operations	8,872	11,018	9,516	27,192	20,715
Reorganization items (2)	—	(1,072)	(8,415)	—	—
Interest expense	(16,790)	(17,196)	(35,200)	(38,302)	(38,379)
Interest income	23	33	50	70	73
Other income	—	—	—	183	—
Loss before provision for income taxes	(7,895)	(7,217)	(34,049)	(10,857)	(17,591)
Provision for income taxes	(1,332)	(1,264)	(1,224)	(1,347)	(1,288)
Net loss	$(9,227)	$(8,481)	$(35,273)	$(12,204)	$(18,879)

Statements of cash flow data:
Cash flows provided by (used in):
Operating activities	$19,984	$22,898	$12,760	$27,907	$30,369
Investing activities	(23,172)	(22,545)	(6,631)	(29,800)	(20,886)
Financing activities	9,502	(1,946)	(19,317)	(387)	(6,254)

	December 31,
	2014	2013	2012	2011	2010
Balance Sheet data:
Cash and cash equivalents	$14,457	$8,143	$9,736	$22,924	$25,204
Investment securities	—	—	—	13,567	13,554
Property and equipment, net	57,011	61,070	68,381	80,488	85,144
Goodwill	98,238	98,238	98,238	98,238	98,238
Total assets	209,004	209,222	226,411	276,588	294,442
Total debt, including current portion	160,454	150,952	152,898	322,555	324,088
Total stockholders’ equity (deficiency)	(1,015)	8,212	16,693	(114,177)	(101,973)
___________________________

(1)	Exclusive of depreciation and amortization.

(2)	Expenses that result from reorganization activities and restructuring are reported as reorganization items in our consolidated statement of operations for the years ended December 31, 2013 and 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
We benefit from software development expertise, proprietary technology and a strong next-generation network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. Prior to 2009, our focus had been solely on markets across 10 states, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. These markets remain important markets for us and we have the majority of our direct sales efforts focused on these markets. We sell through multiple channels including our direct sales force, our agent channel which offers our all of our retail products in the Northeast and Mid-Atlantic regions and our cloud products nationwide, our inside sales channel, and our wholesale channel which provides our services to other carriers and resellers.
As of December 31, 2014, we provided our services to over 20,000 business customers nationwide. For the year ended December 31, 2014, approximately 88% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the year ended December 31, 2014, we generated revenues of $300.5 million, and Adjusted EBITDA of $39.3 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.

For the years ended December 31, 2014, 2013 and 2012, we recorded operating income of $8.9 million, $11.0 million and $9.5 million, respectively. For the years ended December 31, 2014, 2013 and 2012, we recorded net losses of $9.2 million, $8.5 million and $35.3 million, respectively. The net loss in 2012 included approximately $18.2 million of expenses incurred in connection with the restructuring and refinancing of our indebtedness and equity. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.

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
As of December 31, 2014, we had approximately 200 sales, sales management and sales support employees, including approximately 150 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through agents, VARs/nationwide distributors/strategic partners and web channels.
We focus our sales efforts on selling cloud-based services to communications intensive business customers who purchase multiple products, many of whom have multiple locations. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates. Historically, our focus was on providing T-1- and IP-based products as well as our cloud-based services.
For the year ended December 31, 2014, revenue from customers purchasing T-1- and IP-based products and cloud-based services represented 80% of our retail revenue with the remaining 20% of retail revenue coming from customers purchasing only traditional services. Of the 80% of retail revenue from customers purchasing T-1- and IP-based products and cloud-based services, 25% of retail revenue was generated by cloud-based services, 40% of retail revenue was generated by other T-1- and IP-based products, and 15% of retail revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 87% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 51% of new retail sales while other T-1- and IP-based products represented 36% of new retail sales. Since 2010, cloud-based products and services have grown at an 18% compounded annual growth rate (“CAGR”). Annual growth of our retail cloud revenue stream slowed substantially following our 2012 restructuring. However, in recent periods we have seen a gradual re-acceleration of our retail cloud revenue.  Our retail cloud revenue increased 9.2% in 2014 relative to the prior year. Retail cloud revenue increased 11.6% in the 4th quarter of 2014 relative to the same period in the prior year.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to IRU's and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, VPNs and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ether over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of December 31, 2014, approximately 77% of our total installed lines were provisioned on-net.
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

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Year Ended December 31,
	2014	2013	2012
Revenues:
Voice and data services:
Cloud	21.0%	18.3%	14.8%
NonCloud	64.0%	68.2%	71.7%
Ancillary	2.8%	2.7%	2.4%
Voice and data services	87.8%	89.2%	88.9%
Wholesale	8.5%	7.3%	6.8%
Carrier access	2.3%	2.1%	2.4%
Total network services	98.6%	98.6%	98.1%
Other	1.4%	1.4%	1.9%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Network services	45.6%	46.3%	47.5%
Other cost of revenues	0.8%	0.5%	0.6%
Selling, general and administrative	40.7%	39.3%	38.4%
Depreciation and amortization	9.9%	10.4%	10.7%
Total operating expenses	97.0%	96.5%	97.2%
Income from operations	3.0%	3.5%	2.8%
Reorganization items	—%	(0.3)%	(2.5)%
Interest expense	(5.6)%	(5.5)%	(10.3)%
Loss before provision for income taxes	(2.6)%	(2.3)%	(10.0)%
Provision for income taxes	(0.5)%	(0.4)%	(0.3)%
Net loss	(3.1)%	(2.7)%	(10.3)%
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

For the year ended December 31, 2014 approximately 88% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2010 to 2014 at an 18% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease of $0.9 million in 2014 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 25% of our retail revenue and approximately 51% of new retail sales in 2014. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.

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
The costs to obtain local loops, digital lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state, are governed by our various ILEC interconnection agreements and other ILEC contracts and tariffs and are regulated under federal and state laws. Within our footprint we often obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We also obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in many cases, the ILECs are our only source for local loops and T-1 lines. We have entered into agreement with cable providers as another alternative for local loops
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Fairpoint and AT&T pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. Our Verizon commercial agreement expires in 2016.  We have also entered into multiple tariffed agreements with Verizon under which we purchase special access services.  These tariffed agreements expired at the end of 2014.  While certain restrictions of the expired agreement are no longer in effect, other terms of the expired contract remain in effect as negotiations for a new agreement continue. The AT&T commercial agreement was bifurcated into two separate agreements. One of the agreements, which covers the Connecticut territory, has been extended and now expires in October 2017. This agreement was assigned to Frontier Communications Corporation concurrent with the completion of a Stock Purchase Agreement in October 2014. The second agreement, which covers the remainder of the AT&T territory, has been extended and is also set to expire in October 2017.  We do not expect these extensions to materially impact our future financial condition, results of operations, or cash flows.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income (loss) from operations as income from operations is calculated in accordance with GAAP:

	Year Ended December 31,
	2014	2013	2012
Income from operations	$8,872	$11,018	$9,516
Add back non-gross profit items included in income from operations:
Depreciation and amortization	29,831	32,839	36,382
Selling, general and administrative	122,354	124,001	130,777

Gross profit	$161,057	$167,858	$176,675
Percentage of total revenue	53.6%	53.2%	51.8%

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

During the latter part of 2012, and continuing throughout 2013, 2014 and 2015, we launched several new initiatives directed at supporting our revenue growth initiatives.  These included recruiting expenses for new sales personnel, new quota bearing sales personnel and sales management, purchasing lead generation data bases, increasing support for channel sales, increasing software and systems development teams for OfficeSuite® and costs associated with a new sales and customer relationship management software package implementation.
Depreciation and Amortization
Our depreciation and amortization expense includes depreciation for network related voice and data equipment, fiber, back-office systems, third party conversion costs, furniture, fixtures, leasehold improvements, office equipment and computers and amortization of intangibles associated with mergers, acquisitions and software development costs.
Reorganization Items
Our expenses that resulted from the Chapter 11 reorganization activities and restructuring are reported as reorganization items in our consolidated statements of operations. Our reorganization expenses consisted entirely of a transaction bonus and professional fees associated with the restructuring, including the preparation of the Registration Statement and subsequent amendments on Form S-1 filed with the SEC in 2013.

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

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Year Ended December 31,
	2014	2013	2012
Net loss	$(9,227)	$(8,481)	$(35,273)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	29,831	32,839	36,382
Interest expense, net of interest income	16,767	17,163	35,150
Provision for income taxes	1,332	1,264	1,224

EBITDA	38,703	42,785	37,483
Severance and related separation costs	562	241	376
Professional fees related to strategic initiatives(1)	—	—	9,787
Reorganization items (1)	—	1,072	8,415
Costs associated with carrier settlement	—	—	2,800
Costs associated with legal settlement	—	—	400
Costs associated with Hurricane Sandy	—	—	914
Adjusted EBITDA	$39,265	$44,098	$60,175
Percentage of total revenues	13.1%	14.0%	17.7%
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

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2014 and 2013.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$296,244	98.6%	$310,916	98.6%	(4.7)%
Other	4,225	1.4%	4,447	1.4%	(5.0)%
Total revenues	$300,469	100.0%	$315,363	100.0%	(4.7)%

Cost of revenues:
Network services	$137,158	45.6%	$145,981	46.3%	(6.0)%
Other	2,254	0.8%	1,524	0.5%	47.9%
Total cost of revenues	$139,412	46.4%	$147,505	46.8%	(5.5)%

Gross profit:
Network services	$159,086	53.0%	$164,935	52.3%	(3.5)%
Other	1,971	0.6%	2,923	0.9%	(32.6)%
Total gross profit	$161,057	53.6%	$167,858	53.2%	(4.1)%
Revenues
Revenues for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014		2013
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$62,995	21.0%	$57,697	18.3%	9.2%
NonCloud	192,351	64.0%	215,073	68.2%	(10.6)%
Ancillary	8,494	2.8%	8,417	2.7%	0.9%
Voice and data services	263,840	87.8%	281,187	89.2%	(6.2)%
Wholesale	25,633	8.5%	22,977	7.3%	11.6%
Carrier access	6,771	2.3%	6,752	2.1%	0.3%
Total network services	296,244	98.6%	310,916	98.6%	(4.7)%
Other	4,225	1.4%	4,447	1.4%	(5.0)%
Total revenues	$300,469	100.0%	$315,363	100.0%	(4.7)%

Revenues from voice and data services decreased $17.3 million or 6.2% between 2013 and 2014. Within voice and data services, revenues from cloud-based services increased $5.3 million, or 9.2%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $22.7 million, or 10.6%, and ancillary voice and data revenues increased by $0.1 million.  The decrease in non-cloud core services was due to: i) line churn which exceeded line additions, ii) lower usage revenue per customer, iii) lower prices per unit for certain traditional services and iv) a lower number of lines and customers. Wholesale revenues increased $2.7 million or 11.6%. The increase is attributable to growth from new customers. Carrier access revenues were unchanged. Our other revenues decreased $0.2 million or 5.0% between 2013 and 2014.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $139.4 million for the year ended December 31, 2014, a decrease of 5.5% from $147.5 million for the same period in 2013 primarily due to the overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 46.4% in 2014 from 46.8% in 2013. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $106.7 million, or 76.5% of our total cost of revenues for the year ended December 31, 2014 and $112.0 million, or 75.9%, in the year ended December 31, 2013. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, UNE-L costs and T-1 costs, which totaled $20.7 million, $11.1 million and $36.5 million, respectively, for the year ended December 31, 2014. Combined, these costs decreased by 11.3% between 2013 and 2014. These costs totaled $24.2 million, $13.9 million and $38.9 million, respectively, for the year ended December 31, 2013.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $161.1 million for the year ended December 31, 2014, a decrease of 4.1% from $167.9 million for the same period in 2013. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 53.6% in 2014 from 53.2% in 2013. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative
SG&A expenses were $122.4 million for the year ended December 31, 2014, a decrease of $1.6 million from $124.0 million for the same period in 2013. This decrease is primarily due to i) a one time settlement in 2013 for a tax audit of $1.0 million covering the years 2004 through 2012 and ii) a $1.0 million decrease in headcount related costs, offset by modest fluctuations of several other expenses. As a percentage of revenues, SG&A expenses increased to 40.7% in 2014 from 39.3% in 2013. The increase as a percentage of revenues is primarily due to the decrease in revenues in 2014.

Depreciation and Amortization
Depreciation and amortization costs were $29.8 million for the year ended December 31, 2014, a decrease of 9.1% from $32.8 million for the same period in 2013. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated during the latter part of 2013.
Interest
Interest expense was $16.8 million for the year ended December 31, 2014, a decrease of 2.3% from $17.2 million for the same period in 2013. This decrease is primarily the result of the reduced principal and related interest on our capital lease line. Our effective annual interest rates for the year ended December 31, 2014 and 2013 are as follows:

	Year Ended December 31,
	2014	2013
Interest expense	$16,790	$17,196
Weighted average debt outstanding	$153,736	$152,011
Effective interest rate	10.9%	11.3%

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

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $147.5 million for the year ended December 31, 2013, a decrease of 10.2% from $164.2 million for the same period in 2012 primarily due to the overall decline in revenue. The decrease is also due to the identification and elimination of inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 46.8 % in 2013 from 48.2% in 2012. Our costs consist primarily of those incurred from other providers and those incurred from the cost of our network. Costs where we purchased services or products from third party providers comprised $112.0 million, or 75.9% of our total cost of revenues for the year ended December 31, 2013 and $125.6 million, or 76.4%, in the year ended December 31, 2012. The most significant components of our costs purchased from third party providers consist of costs related to our Verizon commercial contract, UNE-L costs and T-1 costs, which totaled $24.2 million, $13.9 million and $38.9 million, respectively, for the year ended December 31, 2013. Combined, these costs decreased by 11.5% between 2012 and 2013. These costs totaled $27.4 million, $16.2 million and $43.2 million, respectively, for the year ended December 31, 2012.
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

Liquidity and Capital Resources
Sources and uses of liquidity
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our Revolving Credit Facility has a current maximum availability of $25.0 million. Any outstanding amounts under the Revolving Credit Facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $18.5 million, of which $10.0 million was outstanding as of December 31, 2014. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of December 31, 2014, our $14.5 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceeded the Federal Deposit Insurance Corporation insurance limits.
As of December 31, 2014, we will require approximately $47.2 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the year ended December 31, 2014, the Company incurred capital expenditures of $23.7 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to expected new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $7.6 million as of December 31, 2014. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013
Cash Flows from Operating Activities
Cash provided by operating activities was $20.0 million for the year ended December 31, 2014, compared to $22.9 million for the same period in 2013. This decrease in cash flow from operating activities is primarily due to the timing of ordinary business operating activities and the decrease in the size of the business.
Cash Flows from Investing Activities
Cash used in investing activities was $23.2 million for the year ended December 31, 2014, compared to $22.5 million for the same period in 2013. The change in cash flow from investing activities was primarily due to the net of: i) an increase in capital expenditures of $1.3 million and ii) cash paid of $0.9 million for the acquisition of Common Voices, Inc., in 2013.
Cash Flows from Financing Activities
Cash provided by financing activities was $9.5 million for the year ended December 31, 2014, compared to a use of $1.9 million for the same period in 2013. The change in cash flows from financing activities was due to a reduction in 2014 of the net repayments under our capital lease financings and net borrowings in 2014 of $10.0 million under our Revolving Credit Facility.
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
Cash Flows from Investing Activities
Cash used in investing activities was $22.5 million for the year ended December 31, 2013, compared to $6.6 million for the same period in 2012. The change in cash flow from investing activities was due to: i) cash paid of $0.9 million for the acquisition of Common Voices, Inc., ii) an increase in capital expenditures of $1.6 million and iii) the redemption of $13.7 million of investment securities converted into cash and cash equivalents in 2012. In addition, during 2012 we collateralized several letters of credit with cash that were previously maintained as standby letters of credit under our former revolving credit facility.
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

Contractual Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2014. The following numbers are presented in thousands.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
10 1/2 senior secured notes due 2017	$150,000	$—	$150,000	$—	$—
Cash interest for notes	47,250	15,750	31,500	—	—
Revolving Credit Facility	10,000	—	10,000	—	—
Cash interest for Credit Facility at current rate of 5.0%	1,426	500	926
Capital lease obligations	454	225	229	—	—
Operating leases	46,370	7,262	14,534	13,082	11,492
Total contractual obligations	$255,500	$23,737	$207,189	$13,082	$11,492

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
Revenue Recognition
Our revenues consist primarily of network services revenues, which primarily include voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided. Revenues for charges that are billed in advance of services being rendered are deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided, but subject to our conclusion that realization of that revenue is reasonably assured. Revenues and direct costs related to up-front service installation fees are deferred and amortized over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer turnover from which it was determined that our monthly turnover was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in a change in the amount of revenue recognized on an annual basis of between $0.4 million and $0.7 million.
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
Goodwill
We perform an impairment test at least annually on goodwill, which is conducted at the reporting unit level. We have one reporting unit. Goodwill is tested for impairment using a consistent measurement date, which for us is the fourth quarter of each year, or more frequently if impairment indicators arise. The evaluation of goodwill for impairment is primarily based on a discounted cash flow model, which includes estimates of future cash flows, along with an analysis of comparable recent mergers and acquisitions and publicly quoted market prices. There is inherent subjectivity involved in estimating future cash flows, which can have a material impact on the amount of any potential impairment. Based on the goodwill impairment test we conducted, the fair value of our reporting unit exceeded its carrying value.

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
The fair value of the Notes at December 31, 2014 was approximately $139.2 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase. For more information, see Note 15 to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and testing, we have concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
New York, NY
March 30, 2015

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$14,457	$8,143
Certificates of deposit	1,273	1,820
Accounts receivable, less allowance for doubtful accounts of $5,837 and $6,037	23,381	24,450
Other current assets	8,782	7,753
Total current assets	47,893	42,166
Property and equipment, net	57,011	61,070
Goodwill	98,238	98,238
Intangible assets, net	2,499	4,068
Other assets	3,363	3,680
Total assets	$209,004	$209,222
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$4,133	$4,749
Accrued expenses and other current liabilities	15,573	14,442
Taxes payable	6,212	7,413
Deferred revenues	9,448	10,100
Current portion of capital lease obligations	225	676
Total current liabilities	35,591	37,380
10.5% senior secured notes	150,000	150,000
Revolving credit facility	10,000	—
Deferred rent payable	4,873	4,879
Deferred revenues	985	1,103
Capital lease obligations, net of current portion	229	276
Deferred income taxes payable	7,886	6,917
Other	455	455
Total liabilities	210,019	201,010
Stockholders’ equity (deficiency):
Common stock — $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(307,907)	(298,680)
Total stockholders’ equity (deficiency)	(1,015)	8,212
Total liabilities and stockholders’ equity (deficiency)	$209,004	$209,222
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues	$300,469	$315,363	$340,907
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	139,412	147,505	164,232
Selling, general and administrative	122,354	124,001	130,777
Depreciation and amortization	29,831	32,839	36,382
Total operating expenses	291,597	304,345	331,391
Income from operations	8,872	11,018	9,516
Reorganization items	—	(1,072)	(8,415)
Interest expense	(16,790)	(17,196)	(35,200)
Interest income	23	33	50
Loss before provision for income taxes	(7,895)	(7,217)	(34,049)
Provision for income taxes	(1,332)	(1,264)	(1,224)
Net loss	(9,227)	(8,481)	(35,273)
Other comprehensive income	—	—	—
Comprehensive loss	$(9,227)	$(8,481)	$(35,273)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency)
(in thousands, except share amounts)

	Year Ended December 31,
	2014		2013		2012
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock (New)
Balance at beginning of year	9,999,945	$100	9,999,945	$100	—	—
Issuance of common stock in connection with reorganization	—	—	—	—	9,999,945	$100
Balance at end of year	9,999,945	100	9,999,945	100	9.999945	$100
Preferred stock (New)
Balance at beginning of year	—	—	—	—	—	—
Balance at end of year	—	—	—	—	—	—
Series A common stock (Old)
Balance at beginning of year	—	—	—	—	9,333,680	107
Cancellation of shares in connection with Reorganization	—	—	—	—	(9,333,680)	(107)
Balance at end of year	—	—	—	—	—	—
Series B common stock (Old)
Balance at beginning of year	—	—	—	—	360,050	4
Cancellation of shares in connection with Reorganization	—	—	—	—	(360,050)	(4)
Balance at end of year	—	—	—	—	—	—
Series A Preferred stock (Old)
Balance at beginning of year	—	—	—	—	87,254	1
Cancellation of shares in connection with Reorganization	—	—	—	—	(87,254)	(1)
Balance at end of year	—	—	—	—	—	—
Series A-1 Preferred Stock (Old)
Balance at beginning of year	—	—	—	—	100,702	1
Cancellation of shares in connection with Reorganization	—	—	—	—	(100,702)	(1)
Balance at end of year	—	—	—	—	—	—
Series B Preferred Stock (Old)
Balance at beginning of year	—	—	—	—	91,187	1
Cancellation of shares in connection with Reorganization	—	—	—	—	(91,187)	(1)
Balance at end of year	—	—	—	—	—	—
Series B-1 Preferred Stock (Old)
Balance at beginning of year	—	—	—	—	64,633	1
Cancellation of shares in connection with Reorganization					(64,633)	(1)
Balance at end of year	—	—	—	—	—	—
Series C Preferred Stock (Old)
Balance at beginning of year	—	—	—	—	14,402	—
Cancellation of shares in connection with Reorganization	—	—	—	—	(14,402)	—
Balance at end of year	—	—	—	—	—	—
Additional paid-in capital
Balance at beginning of year		306,792		306,792		140,811
Cancellation of warrants and stock		—		—		(243)
Issuance of Common Stock and warrants in connection with Reorganization		—		—		166,224
Balance at end of year		306,792		306,792		306,792
Accumulated deficit
Balance at beginning of year		(298,680)		(290,199)		(254,926)
Net loss		(9,227)		(8,481)		(35,273)
Other comprehensive income		—		—		—
Balance at end of year		(307,907)		(298,680)		(290,199)
Treasury stock
Balance at beginning of year		—		—		(177)
Cancellation of treasury stock in connection with Reorganization		—		—		177
Balance at end of year		—		—		—
Total stockholders’ equity (deficiency)		$(1,015)		$8,212		$16,693
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(9,227)	$(8,481)	$(35,273)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,262	30,646	32,896
Amortization of deferred financing costs	—	—	2,320
Amortization of intangible assets	1,569	2,193	3,486
Amortization of bond premium	—	—	(840)
Provision for doubtful accounts	654	1,276	1,289
Write off of costs associated with discounted refinancing	—	—	1,630
Deferred income taxes	969	969	969
Other	—	(343)	(181)
Changes in operating assets and liabilities:
Accounts receivable	415	3,090	3,155
Other current assets	(1,513)	801	342
Other assets	317	199	(1,071)
Accounts payable	(616)	316	(3,672)
Accrued expenses, other current liabilities and taxes payable	(70)	(7,326)	7,864
Deferred revenues	(770)	(499)	(449)
Deferred rent payable	(6)	57	295
Net cash provided by operating activities	19,984	22,898	12,760
Cash flows from investing activities
Purchases of property and equipment	(23,719)	(22,411)	(20,789)
Cash paid to acquire Common Voices	—	(871)	—
Purchases of investment securities	—	—	(41,034)
Sales of investment securities	—	—	54,601
Other	547	737	591
Net cash used in investing activities	(23,172)	(22,545)	(6,631)
Cash flows from financing activities
Repayments of revolving credit facility	(5,000)	(5,000)	(17,122)
Proceeds from revolving credit facility	15,000	5,000	—
Proceeds from DIP credit facility	—	—	15,900
Repayments of DIP credit facility	—	—	(15,900)
Proceeds from capital lease financing	255	208	191
Payments on capital lease obligations	(753)	(2,154)	(1,886)
Other	—	—	(500)
Net cash provided by (used in) financing activities	9,502	(1,946)	(19,317)
Net increase (decrease) in cash and cash equivalents	6,314	(1,593)	(13,188)
Cash and cash equivalents at beginning of year	8,143	9,736	22,924
Cash and cash equivalents at end of year	$14,457	$8,143	$9,736
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$16,608	$16,863	$25,347
Cash paid during the year for taxes	363	295	255
Cancellation of 11 3/8% senior secured notes (Old Notes) and accrued interest	—	—	316,209
Issuance of 10 1/2% senior secured notes (New Notes)	—	—	150,000
Issuance of new common stock	—	—	166,324
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

Reorganization Items
Expenses that resulted from the Restructuring are reported as reorganization items in the Company's consolidated statements of operations. For the year ended December 31, 2014, the Company had no reorganization items. For the year ended December 31, 2013, the Company recorded reorganization items of $1,072, which consisted entirely of professional fees. For the year ended December 31, 2012, the Company recorded reorganization items of $8,415, which consisted of professional fees and a transaction bonus paid to key employees which was approved by the Court. Professional fees incurred during 2012 prior to the Petition Date and associated with the restructuring, totaling approximately $9,787, are included in selling, general and administrative expenses.
For the years ended December 31, 2014, 2013 and 2012, the Company did not record any income from reorganization activities.

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
Fair Value of Financial Instruments
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The following describes three levels of inputs that may be used to measure fair value:

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
Arrangements with multiple deliverables are reviewed and the elements separated into units of accounting, with the total consideration received allocated over the relative fair value of the units of accounting. Revenue is recognized as the elements are delivered, assuming all other conditions for recognition of revenue described above have been met.
The Company reports taxes imposed by governmental authorities on revenue-producing transactions between it and its customers on a net basis.
Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $1,952 and $1,833 as of December 31, 2014 and 2013, respectively.
Cost of Revenues
Cost of revenues include direct costs of sales and network costs. Direct costs of sales include the costs incurred with telecommunication carriers to render services to customers. Network costs include the costs of fiber and access, points of presence, "repairs and maintenance", rent and utilities of the switch locations, Internet data network, as well as salaries and related expenses of network personnel. Network costs are recognized during the month in which the service is utilized. The Company accrues for network costs incurred but not billed by carriers.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. The Company’s cash and cash equivalents are being held in several large financial institutions, which are members of the Federal Deposit Insurance Corporation (“FDIC”), although most of our balances do exceed the FDIC insurance limits.
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
Inventory
Inventory consists primarily of equipment and supplies used in connection with installing phone systems to new and existing customers’ locations. Inventory is included with other current assets on the Company's Consolidated Balance Sheet.. The cost of inventory comprises the purchase and other costs incurred in bringing the inventories to their present location. The cost of inventory is determined using the weighted average method. There are no material estimated losses due to obsolescence due to the short period of time between the purchase of the equipment and the installation to the customer. The Company reviews other inventory for potential obsolescence each reporting period and makes adjustments as management deems necessary. There were no material adjustments for obsolescence during the years ended December 31, 2014 or 2013.

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
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment at least annually on October 1 or when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is based on projections of discounted cash flows (income approach) and the fair value of comparable telecommunication companies and recent transactions in the telecommunications industry (market approach). The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step impairment test. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of a terminal value. We believe these assumptions and estimates provide a reasonable basis for our conclusion. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy.
Third Party Conversion Costs
The Company currently capitalizes third party conversion costs incurred to provision customers to its network as part of property and equipment. These costs include external vendor charges and costs incurred internally. The Company amortizes conversion costs over four years.
Debt Issuance Costs
The costs related to the issuance of long-term debt are deferred and amortized into interest expense, using the effective interest method, over the life of each debt issuance. There were no debt issuance costs incurred during the years ended ended December 31, 2014 and 2013. For December 31, 2012, all deferred issuance costs associated with previous debt financings were expensed. Financing costs associated with the reorganization were expensed as incurred.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
Significant Vendor
The Company purchased approximately 66% of its telecommunication services from one vendor during the years ended December 31, 2014, 2013 and 2012. Accounts payable in the accompanying consolidated balance sheets include approximately $3,328 and $3,550 and $3,209 as of December 31, 2014, 2013 and 2012, respectively, due to this vendor.
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
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for uncertain income tax positions are required in the Company’s financial statements as of December 31, 2014 and 2013. The Company currently has no federal or state income tax examinations in progress. As a result of the applicable statutes of limitations, the Company’s federal and state income tax returns for tax years before December 31, 2010 are no longer subject to examination by the Internal Revenue Service or state departments of revenue.
Software Development Costs
The Company capitalizes the cost of internal use software. Costs incurred during the preliminary stage are expensed as selling, general and administrative expenses as incurred while costs incurred during the application stage are capitalized. The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life of two years, when it is ready for its intended use. The Company incurred software development expenses of $760, $703 and $807 for the years ended December 31, 2014, 2013 and 2012, respectively.
During the years ended December 31, 2014, 2013 and 2012, the Company capitalized approximately $3,240, $3,146 and $2,927 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $3,098, $2,928 and $2,839 for the years ended December 31, 2014, 2013 and 2012, respectively. The unamortized balance of capitalized software development costs as of December 31, 2014 and 2013 is $3,241 and $3,098 respectively.
Advertising
The Company expenses advertising costs in selling, general and administrative expenses in the period incurred. Advertising expenses totaled $2,101, $2,862 and $2,690 for the years ended December 31, 2014, 2013 and 2012, respectively.
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

6. Other Assets
Other current assets consist of the following at December 31:

	December 31,
	2014	2013
Deferred carrier charges	$2,562	$3,125
Prepaid expenses	1,975	2,120
Inventory	1,439	1,356
Deferred credits	591	520
Other receivables	1,800	195
Other	415	437
Total other current assets	$8,782	$7,753
Other non-current assets consist of the following at December 31:

	December 31,
	2014	2013
Lease security and carrier deposits	$2,609	$3,080
Other	754	600
Total other non-current assets	$3,363	$3,680

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

7. Property and Equipment
Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2014	2013
Network equipment	$259,879	$240,305
Computer and office equipment	23,214	22,052
Capitalized software costs	15,160	11,920
Furniture and fixtures and other	9,318	9,114
Leasehold improvements	7,310	7,287
	314,881	290,678
Less accumulated depreciation and amortization	(257,870)	(229,608)
	$57,011	$61,070
Property and equipment includes amounts acquired under capital leases of approximately $2,610 and $3,757, net of accumulated depreciation of approximately $14,977 and $13,474 at December 31, 2014 and 2013, respectively. Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.

8. Identifiable Intangible Assets
The Company’s customer relationship intangible assets were obtained in connection with previous acquisitions. The multi-period excess earnings method, a variant of the income approach, was utilized to value the customer relationship intangibles.
The components of intangible assets at December 31 are as follows:

	December 31,
	2014			2013
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$50,400	$(47,901)	$2,499	$50,400	$(46,332)	$4,068
The customer relationship intangibles are amortized on an accelerated method over their useful lives in proportion to the expected benefits to be received. Amortization of intangible assets for the years ended December 31, 2014, 2013 and 2012 amounted to $1,569, $2,193 and $3,486 respectively.
Future projected amortization expense for the years ending December 31 is as follows:

2015	$1,123
2016	802
2017	574

$2,499

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2014	2013
Recurring network costs	$3,965	$1,670
Recurring operating accruals	5,236	5,760
Accrued interest	2,088	2,029
Payroll-related liabilities	3,744	4,315
Other	540	668
Total accrued expenses and other current liabilities	$15,573	$14,442

10. Obligations Under Capital and Operating Leases
Capital Leases
The Company leases certain equipment that meet the criteria for capitalization. The Company is obligated to repay the borrowings in monthly installments, ending in 2018. The Company had obligations of $454 outstanding under these leases at December 31, 2014.
The future minimum lease payments under all capital leases at December 31, 2014 are as follows:

2015	$253
2016	170
2017	74
2018	6
503
Less amounts representing interest	(49)
454
Less current portion	(225)
Capital lease obligations, net of current portion	$229

Operating Leases
The Company rents office space, switch locations and equipment under various operating leases. Some of the Company’s operating leases have free or escalating rent payment provisions. The future minimum lease payments under operating leases at December 31, 2014 are as follows:

2015	$7,262
2016	7,246
2017	7,288
2018	7,291
2019	5,791
Thereafter	11,492

Total minimum lease payments	$46,370
Total rent expenses under these operating leases totaled $8,033, $7,988 and $8,179 for the years ended December 31, 2014, 2013 and 2012, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.

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

The New Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of December 31, 2014. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The New Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.

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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

11. Debt (continued)

The New Notes Indenture Agreement contains covenants limiting the Company's ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2014.

Revolving Credit Facility

Credit Facility

On November 13, 2012, the Company entered into a new $25,000 Senior Revolving Credit Facility (“Credit Facility”), maturing 2017. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company's borrowing base has limited the availability to $18.5 million, of which $10.0 million was outstanding as of December 31, 2014. In addition, the Company is subject to an unused line fee equal to the applicable percentage on the average daily unused portion of the revolving credit commitment. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly basis, and interest on the base rate loans is paid on a quarterly basis. The Company had $10,000 of outstanding borrowings under the Credit Facility at December 31, 2014.
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

12. Stockholders' Equity

Recapitalization
In connection with the approved Plan, as discussed in Note 2, the Company completed a recapitalization whereby all previous equity interests, including stock options or other rights to purchase the Company's existing Common Stock, were cancelled. Cancellations included Common Stock A and B as well as Series A, A-1, B, B-1 and C Preferred Stock. The Company authorized 19,000,000 shares of New Common Stock and 1,000,000 shares of New Preferred Stock. As of December 31, 2014 and 2013, the Company had 9,999,945 shares of Common Stock outstanding.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

13. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2014, 2013 and 2012 consist of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
State	$360	$265	$193
Foreign	3	30	62
	363	295	255
Deferred:
Federal	843	843	843
State	126	126	126
	969	969	969
	$1,332	$1,264	$1,224
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	(4.0)%	(3.5)%	(0.6)%
Permanent items	(1.2)%	(6.4)%	(7.2)%
Valuation allowance	(46.7)%	(42.6)%	(30.8)%
Effective income tax rate	(16.9)%	(17.5)%	(3.6)%
Permanent items in 2013 relate primarily to non-deductible restructuring costs incurred in connection with the restructuring.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

13. Income Taxes (continued)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2014 and 2013:

	December 31,
	2014	2013
Deferred tax assets:
Current
Accounts receivable	$2,378	$2,562
Deferred revenue	3,614	3,863
Other	788	1,035

Total deferred tax assets-current	6,780	7,460
Noncurrent
Net operating loss carry forwards	67,855	63,879
Customer lists	4,884	5,715
Trademark	1,205	1,384
Other	4,799	4,861
Total deferred tax assets-noncurrent	78,743	75,839

Total deferred tax assets	$85,523	$83,299
Deferred tax liabilities:
Current:
Other Current Liabilities	$225	$198
Total Deferred tax liabilities - Current	$225	$198
Noncurrent
Customer Lists	$956	$1,556
Other Non-current liabilities	98	73
Goodwill	7,886	6,917
Accelerated Depreciation	4,532	5,599

Total deferred tax liabilities-noncurrent	$13,472	$14,145
Net deferred tax assets — current:
Total Deferred tax assets-Current	$6,780	$7,460
Total Deferred tax liabilities - Current	225	198
Valuation allowance	(6,555)	(7,262)

Net current deferred tax assets	$—	$—
Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$78,743	$75,839
Deferred tax liabilities-noncurrent	13,472	14,145
Valuation allowance	(73,157)	(68,611)

Net noncurrent deferred tax liabilities	$(7,886)	$(6,917)
The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2014 and 2013 because management does not believe it is more likely than not that this asset will be realized. The net change in the Company's valuation allowance was an increase of $3,839 between 2014 and 2013. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.
At December 31, 2014, the Company had net operating loss carryforwards available totaling $177,398, which begin to expire in 2019.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

14. Employee Savings and Retirement Plan
The Company has an active contributory defined contribution plan under Section 401(k) of the Code covering all qualified employees. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the years ended December 31, 2014, 2013 and 2012, the Company did not make any contributions to the plan.
15. Fair Values of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2014 and 2013 are deemed to approximate fair value because of their liquidity and short-term nature.

The Company had outstanding borrowings of $10,000 on its Credit Facility as of December 31, 2014. The Company had no outstanding borrowings on its Credit Facility as of December 31, 2013. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its short term nature. The fair value of the Company’s New Notes was $139,200 and $146,588 as of December 31, 2014 and 2013, respectively, which was based on publicly quoted prices of the notes on that date. These are considered to be Level 1 inputs.

16. Commitments and Contingencies
The Company has employment agreements with certain key executives as of December 31, 2014. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $1,110, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2014 was $7,626. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at December 31, 2014. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. During 2013, the Company entered into an extension of a commercial agreement with its principal vendor expiring in 2016.

The Company is, in the ordinary course of business, under audit with several state and local taxing authorities. Any estimated liabilities are included in taxes payable at December 31, 2014. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

The Company is under examination by certain state authorities to determine the Company's compliance with applicable escheat laws. The Company is complying with the examination, which is in the early stages of the process.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

17. Unaudited Quarterly Results of Operations
The following are the unaudited quarterly results of operations for the years ended December 31, 2014 and 2013. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of full year results.

	2014
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$77,611	$76,412	$73,720	$72,726
Cost of revenues	36,278	35,182	34,058	33,894
Income from operations	1,599	3,408	2,182	1,683
Net loss	(3,065)	(1,139)	(2,360)	(2,663)

	2013
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$80,801	$80,458	$78,589	$75,515
Cost of revenues	38,177	36,908	36,693	35,727
Income from operations	3,072	4,471	3,152	323
Reorganization items	(666)	(80)	(326)	—
Net loss	(2,367)	(516)	(1,405)	(4,193)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
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

(d) Changes in Internal Control Over Financial Reporting
During our fourth fiscal quarter of 2014, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Set forth below are the names, ages and positions of our executive officers and directors as of March 30, 2015. Each of the directors were appointed pursuant to resolutions duly adopted by the board of directors of Broadview and each of its subsidiaries on November 6, 2012. All directors are elected to serve until their successors are elected and qualified, until such director’s death, or until such director shall have resigned or shall have been removed.

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
Biographies of Executive Officers
Michael K. Robinson, President and Chief Executive Officer; Director (58). Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Prior to this, Mr. Robinson had been with US LEC Corp. (now part of Windstream), a publicly traded communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson was appointed to our board of directors on January 8, 2009. Mr. Robinson also serves on the boards of directors of FairPoint and Lumos Networks Corp. (“Lumos”). In addition, Mr. Robinson serves on various committees of such boards, including audit (FairPoint and Lumos), regulatory (Fairpoint) and nominating/governance (Lumos). Mr. Robinson participates in various industry associations. Mr. Robinson holds a masters degree in business administration from Wake Forest University.
Brian P. Crotty, Vice President (44). Mr. Crotty, Chief Operating Officer, has over 15 years of senior management experience in the telecom industry. In his role with Broadview, he is responsible for all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s Chief Operating Officer prior to its merger with Broadview. Prior to joining Bridgecom in 2000, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd., through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first CLECs in the state of Wisconsin. In addition, Mr. Crotty has also served in a managerial position with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.

Corey Rinker, Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (56). Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker also possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Secretary and Treasurer of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.
Charles C. Hunter, Executive Vice President, General Counsel and Secretary (61). Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 25-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly two decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.
Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (61). Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services, including the development of the software, systems and technology underlying our flagship OfficeSuite® Phone platform. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and CRM systems, software and IT infrastructure. Mr. Shulman has over 37 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.E. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on the advisory board of Baker Capital.
Terrence J. Anderson, Executive Vice President - Corporate Development (48). Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital and offered financial direction. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.

Biographies of Directors
Antony M. Abate (50). Mr. Abate is currently serving as both Chief Operating Officer and Chief Financial Officer of Echo360, Inc, a SaaS active learning solutions provider for higher education and corporate training. Prior to joining Echo360, Mr. Abate spent several years as an investor at Battery Ventures and Whitney & Company. From 1991 to 1996, Mr. Abate served as a consultant at McKinsey & Company, advising several leading publicly traded companies in the digital mobile, consumer broadband and Internet telephony sectors. Previously, Mr. Abate served as an officer in the U.S. Air Force as a product manager. Mr. Abate served on the board of directors of Looking Glass Networks, Informio, Novaxess, Usinternetworking, RelevantKnowledge and Cbeyond Communications. Mr. Abate holds a B.S.E. in Electrical Engineering from Duke University with honors and an M.B.A. with honors from Harvard Business School. Mr. Abate has served as one of our directors since November 13, 2012.

John R. Brecker (51). From 1999 to 2012, Mr. Brecker served as Principal and Co-founder of Longacre Fund Management specializing in distressed debt and credit investing. From 2005 to 2012, Mr. Brecker also served as Principal and Co-founder of Longacre Special Equities Fund Management. Prior to 1999, Mr. Brecker spent over 10 years in various positions as a trader at firms such as Bear, Stearns & Co. and Angel & Frankel. Mr. Brecker holds a B.A. from American University and a J.D. from St. John’s University School of Law. Mr. Brecker serves on the board of directors for Dune Energy, Inc. and Catalyst Paper, Inc. In additional Mr. Brecker serve on the audit committee of Catalyst Paper, Inc. Mr. Brecker has served as one of our directors since November 13, 2012.
Jeffrey A. Brodsky (56). Mr. Brodsky is currently serving as Managing Director of Quest Turnaround Advisors, LLC, a financial advisory and restructuring firm Mr. Brodsky co-founded in 2000.  He is also leading Quest’s role as the Liquidation Manager of the ResCap Liquidating Trust, as Plan Administrator of Adelphia Communications Corporation and as Trust Administrator of the Adelphia Recovery Trust. Mr. Brodsky also currently serves as a director of Horizon Lines, Inc., Euramax Holdings, Inc. and Her Justice.  Mr. Brodsky serves on the Audit Committee of each. Previously Mr. Brodsky served as Chairman, President and CEO of PTV, Inc. (formerly NTL Incorporated) until its dissolution in October 2010,  as non-executive chairman of AboveNet, Inc., and a director of Motor Coach International, Inc., EBG Holdings, LLC, Titan Energy Partners, LP, TVMAX, Inc., Morris Material Handling, Inc., Comdisco Holdings, Inc. and Hawaiian Airlines, Inc.  Mr. Brodsky holds a B.S. from New York University College of Business and Public Administration and an M.B.A. from New York University Graduate School of Business. Mr. Brodsky is a Certified Public Accountant.  Mr. Brodsky has served as one of our directors since November 13, 2012.
James N. Chapman (52). Mr. Chapman is non-executive Chairman of CSC ServiceWorks, a provider of outsourced services to the multi-family housing and related industries. In addition, Mr. Chapman serves as non-executive Advisory Director of SkyWorks Capital, LLC, an aviation and aerospace management consulting services company based in Greenwich, Connecticut, which he joined in December 2004. Prior to SkyWorks, Mr. Chapman was affiliated with Regiment Capital Advisors, an investment advisor based in Boston specializing in high yield investments, which he joined in January 2003. Prior to Regiment, Mr. Chapman was a capital markets and strategic planning consultant and worked with private and public companies as well as hedge funds (including Regiment) across a range of industries. Mr. Chapman has over 31 years of investment banking experience across a wide range of industries including aviation/airlines, metals/mining, natural resources/energy, automotive/general manufacturing, financial services, real estate, telecommunications and healthcare. Presently, Mr. Chapman serves as a member of the board of directors of AerCap, NV, Tembec Inc. and Tower International, Inc., as well as a number of private companies. Mr. Chapman received an MBA with distinction from Dartmouth College and was elected as an Edward Tuck Scholar. He received his BA, with distinction, magna cum laude, from Dartmouth College and was elected to Phi Beta Kappa, in addition to being a Rufus Choate Scholar. Mr. Chapman has served as one of our directors since November 13, 2012.
James V. Continenza (52). Mr. Continenza is a senior executive who specializes in businesses across a variety of industries. Mr. Continenza currently serves as either Chair or Director on the board of Tembec Corp, Kodak, Merrill Corp, Aventine Renewable Energy, The Berry Company, Neff Rental, Sorenson Communications and MGage. Previously, he was a director for Southwest Georgia Ethanol, Blaze Recycling, Portola Packaging, Hawkeye Renewables, Anchor Glass Container Corp., Rath- Gibson, Inc., Rural Cellular Corp., U.S. Mobility Inc., Maxim Crane Works, Inc., Arch Wireless Inc., and Microcell Telecommunications Inc.
Mr. Continenza has served as one of our directors since November 13, 2012.

Richard J. Santagati (71). From 1994 to 2008, Mr. Santagati served as President of Merrimack College. Previously, Mr. Santagati served as President and Chief Executive Officer of Artel Communications Corporation, a communications systems provider to the New York metropolitan area. Prior 1991, Mr. Santagati spent over 20 years in various management positions at AT&T and Nynex. Mr. Santagati holds a B.S. from Merrimack College and an M.S. from the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Santagati has served as one of our directors since November 13, 2012.
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

COMPENSATION DISCUSSION AND ANALYSIS

Compensation evaluations and decisions with respect to our named executive officers have primarily been based on the goals of recruiting, retaining and motivating executive leaders who can help us meet and exceed our strategic, financial and operational goals, and emphasizing alignment with our stakeholders. We evaluate the amount of total compensation paid to each of our named executive officers during any fiscal year and primarily consider corporate, financial and operating goals, individual performance and industry trends in setting individual compensation levels for our named executive officers. As such, our compensation programs (including those pertaining to our named executive officers) have historically been weighted toward market-driven base salaries and performance-based cash compensation.
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
After being elected to the board on November 13, 2012, the members of the compensation committee conducted a review of our executive compensation policies and practices, which included the engagement of the compensation consulting firm of Lyons, Benenson and Company Inc. to assist with (i) structuring a management (long-term equity) incentive plan, (ii) creating a template for an annual cash-bonus plan, and (iii) formulating a cash- and equity-based compensation structure for its non-employee directors. Additionally, Lyons, Benenson and Company Inc. conducted a benchmarking analysis and proposed a list of peer companies. The compensation committee reviewed this proposal, and after discussion with management and the board, adopted the following as peer companies for 2013: 8x8, Inc., Adtran, Inc., Cbeyond, Inc., Cogent Communications Group, Inc., Consolidated Communications Holdings, Inc., Dialogic, Inc., Earthlink, Inc., Hickory Tech Corporation, Iridium Communications, Inc., j2 Global, Inc., Lumos Networks Corp., Mitel Networks Corporation, Network Engines, Inc., Premiere Global Services, Inc., Primus Telecommunications Group, Inc., ShoreTel, Inc., Sonus Networks, Inc., TeleCommunications Systems, Inc., tw telecom, Inc. and Vonage Holdings Corporation. These companies were chosen based on a combination of revenue, EBITDA and comparability to our business model. Although there has been some industry consolidation that affects a few of these peer companies, the compensation committee has chosen not to modify the peer group or have a new comprehensive compensation study prepared.
With regard to a long term equity incentive program, the compensation committee has continued to work with Lyons, Benenson and Company Inc., to establish a program comprised of a combination of restricted stock units, enterprise value stock options and a cash pool. The vesting of any long term incentive awards will be based, in part, on time along with performance threshold achievements.
Components of Compensation
During 2014, the compensation provided to our named executive officers consisted of base salary, annual bonus, participation in our defined contribution retirement plan and other employee benefits, and certain severance benefits and perquisites, each of which is described in more detail below.
Base Salary
The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, we intend to be competitive with our peer companies and within the telecommunications sector generally. During 2014, the base salary of each of our named executive officers was reviewed by our compensation committee and with our Chief Executive Officer (other than with respect to his compensation). Based on this review and taking into consideration the report from our compensation consultant, our named executive officers did not receive an increase in their base salaries during 2014.

Annual Bonuses
Annual bonuses are intended to compensate executives (including our named executive officers) for achieving our annual financial and strategic goals, including overall Company performance standards, new product revenue growth, and achievement of synergies from acquisitions. In furtherance of these goals, and based, in part, on the recommendation of Lyons, Benenson and Company Inc., the compensation committee established a cash-based annual incentive plan linked to the Company’s financial goals for 2014.
The compensation committee determined that the key metrics for determining a payout under the 2014 plan were Adjusted EBITDA (50% weighting), unlevered free cash flow (20% weighting), total revenue (20% weighting) and a qualitative component determined by the compensation committee in its discretion (10% weighting). Company-wide minimum, target and maximum thresholds were established for each such metric. For 2014, (i) the Adjusted EBITDA minimum, target and maximum thresholds were set at $34.1 million, $40.1 million and $48.1 million, respectively, (ii) the unlevered free cash flow minimum, target and maximum thresholds were set at $10.0 million, $11.8 million and $14.2 million, respectively, and (iii) the total revenue minimum, target and maximum thresholds were set at $254.6 million, $299.5 million and $359.4 million, respectively. Additionally, the plan required that the minimum threshold for Adjusted EBITDA for 2014 be satisfied before any payments are made under the plan (irrespective of whether other metrics for 2014 were satisfied). Based on actual performance for revenue (which was $300.5 million), Adjusted EBITDA (which was $39.3 million), free cash flow (which was $15.0 million), and the discretionary component, the weighted average payout was 96.8% of each NEO’s target bonus (40% of base salary for each NEO except for Mr. Crotty, whose target is 70% and Mr. Robinson whose target is 100%).

401(k) Savings Plan
We maintain a tax-qualified, defined contribution employee savings and retirement (401(k)) plan covering all of our full-time employees, including our named executive officers. Under our 401(k) plan, full-time employees may elect to reduce their current compensation to the statutorily prescribed annual limit and have the amount of such reduction contributed to the plan. From time to time, we can make discretionary matching contributions, up to certain pre-established limits, made by our employees (no such contributions were made in 2014). Our named executive officers participate in our 401(k) plan on the same basis as our other employees, except for rules that govern 401(k) plans generally with regard to highly compensated employees, which may limit our named executive officers from achieving the maximum amount of contributions under our 401(k) plan.
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
Severance Benefits
On July 5, 2012, our prior board executed new employment agreements with each of the named executive officers, pursuant to which they are entitled to receive severance benefits upon certain qualifying terminations of employment. The prior board approved the new employment agreements, primarily to retain our named executive officers and based, in part, on the recommendation of Towers Watson (the prior compensation consultant), to provide severance benefits that more aligned with current market practices. These severance benefits apply if a named executive officer is terminated without cause and upon a termination by our named executive officers for good reason. Other than with respect to Mr. Robinson’s employment agreement, a termination by our named executive officers for “good reason” following a change of control will entitle the named executive officer to severance benefits. See the summary of employment agreements under the “Narrative Disclosure Related to Summary Compensation Table and Grant of Plan-Based Award Table” below.
Compensation Risk Management
We reviewed our employee compensation policies and practices. After considering the risk implications of each element of our overall compensation policies and practices, we concluded that such policies and practices are not reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table
The following table provides information regarding the total compensation earned during the fiscal years ended December 31, 2014, 2013 and 2012 by our named executive officers (our Chief Executive Officer, our Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2014).

Name and Principal					All Other
Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Michael K. Robinson	2014	$450,000	$—	$435,780	$108,115	$993,895
Chief Executive Officer	2013	450,000	—	431,415	119,655	1,001,070
	2012	450,000	—	677,569	103,780	1,231,349

Corey Rinker	2014	270,000	—	104,587	—	374,587
Chief Financial Officer	2013	270,000	—	103,540	—	373,540
	2012	270,000	—	185,117	—	455,117

Brian P. Crotty	2014	335,000	—	227,090	100	562,190
Chief Operating Officer	2013	335,000	—	224,815	—	559,815
	2012	335,000	—	382,672	—	717,672

Charles C. Hunter	2014	270,000	—	104,587	—	374,587
Executive Vice President, General Counsel and Secretary	2013	270,000	—	103,540	—	373,540
	2012	270,000	—	185,117	—	455,117

Terrence J. Anderson	2014	270,000	—	104,587	—	374,587
Executive Vice President, Corporate Development	2013	270,000	—	103,540	—	373,540
	2012	270,000	—	185,117		455,117

Kenneth A. Shulman	2014	270,000	—	104,587	100	374,687
Chief Technology Officer and Chief Information Officer	2013	270,000	—	103,540	—	373,540
	2012	270,000	—	185,117	—	455,117

(1)
Amounts listed in the 2014 rows represent payments to Messrs. Anderson, Crotty, Hunter, Rinker, Robinson and Shulman under the 2014 annual bonus plan. Amounts listed in the 2012 rows represent payments to Messrs. Anderson, Crotty, Hunter, Rinker, Robinson and Shulman (i) under the transaction bonus program related to the 2012 restructuring in the amounts of $112,500, $225,000, $112,500, $112,500, $375,000 and $112,500, respectively, and (ii) under the 2012 annual bonus plan in the amounts of $72,617, $157,672, $72,617, $72,617, $302,569 and $72,617, respectively.

(2)
Represents, in part, Company paid travel expenses and lodging expenses of $55,118 and a tax gross-up payment of $52,897, in order to make Mr. Robinson whole for taxes he was required to pay with respect to such expenses.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan Name	Threshold ($)	Target ($)	Maximum ($)
Michael K. Robinson	Annual Bonus Plan	$225,000	$450,000	$675,000

Brian P. Crotty	Annual Bonus Plan	117,250	234,500	351,750

Corey Rinker	Annual Bonus Plan	54,000	108,000	162,000

Charles C. Hunter	Annual Bonus Plan	54,000	108,000	162,000

Terrence J. Anderson	Annual Bonus Plan	54,000	108,000	162,000

Kenneth A. Shulman	Annual Bonus Plan	54,000	108,000	162,000
Narrative Disclosure Relating to Summary Compensation Table and Grant of Plan-Based Award Table
Chief Executive Officer Employment Agreement
On July 5, 2012, we entered into a restated employment agreement with Mr. Robinson, pursuant to which he agreed to serve as our President and Chief Executive Officer and a director of the Company for a one-year term with automatic one-year renewals; provided, that, the employment agreement may be terminated if either party provides 60 days’ written notice prior to the expiration of the then-current term. Mr. Robinson is entitled to a minimum annual base salary of $450,000 and is eligible to receive an annual bonus, as determined by our then-current board (other than Mr. Robinson), with a target bonus of 100% of his annual base salary. If Mr. Robinson’s employment is terminated by us other than for “cause” (as defined in his employment agreement), by Mr. Robinson for “good reason” (as defined in his employment agreement), or if we fail to renew the employment agreement, upon execution and non-revocation of a release of claims in favor of the Company and its affiliates as reflected in the employment agreement, Mr. Robinson will be entitled to (i) an amount equal to 200% of the sum of (a) his highest annual base salary paid during the 12-month period immediately preceding such termination and (b) his annual target bonus with respect to the year of such termination, such amount to be paid in a lump sum, (ii) immediate vesting of any unvested equity incentive awards granted under the management incentive plan, (iii) with respect to the fiscal year of such termination, a pro-rated annual bonus based on his length of service and (iv) continuation of, or reimbursements for, all employee benefits during the 24-month period immediately following such termination. Additionally, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay.
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
Employment Agreements with Other Named Executive Officers
On July 5, 2012, we also entered into new employment agreements with each of our other named executive officers for a one-year term with automatic one-year renewals; provided, that, each such employment agreements may be terminated if any of the parties thereto provides 60 days’ written notice prior to the expiration of the then-current term. Each such named executive officer is entitled to a minimum annual base salary of $270,000 (or $335,000 with respect to Mr. Crotty) and is eligible to receive an annual target bonus of 40% of his annual base salary (or 70% of Mr. Crotty’s annual base salary), with the actual cash bonus amount to be determined by our then-current board. Upon a termination of employment (i) by us other than for “cause” (as defined in the applicable employment agreement), or (ii) as a result of our failure to renew his employment agreement, or for “good reason” (as defined in the applicable employment agreement), the named executive officer will be entitled to receive: (1) an amount equal to 150% of the sum of (a) his highest annual base salary paid during the 12-month period immediately preceding such termination and (b) his annual target bonus with respect to the year of such termination, such amount to be paid in a lump sum, (2) immediate vesting of any unvested equity awards granted under the management incentive plan, (3) with respect to the fiscal year of such termination, a pro-rated annual bonus based on his length of service and (4) continuation of, or reimbursements (including tax gross-up payments) for, all employee benefits during the 18-month period immediately following such termination.

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
Potential Payments Upon Termination or Change in Control
Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above under the caption “Narrative Disclosure Relating to the Summary Compensation Table,” upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, without good reason prior to a change in control (“Voluntary Termination”), (ii) termination other than for cause or by the named executive officer with good reason at any time (“Involuntary Termination”), (iii) termination by reason of an executive’s death or disability (“Death or Disability Termination”), and (iv) an Involuntary Termination following a change in control (“Change in Control Termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2014, and therefore are estimates of the amounts that would have been paid to the named executive officers upon the occurrence of such triggering event.

Name	Event	Cash Severance ($)	Value of Other Benefits ($)(1)	Value of Tax Gross Up	Total ($)
Michael K. Robinson (2)	Voluntary Termination	$—	$—	$—	$—
	Involuntary Termination	2,250,000	24,000	0	2,274,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	2,250,000	24,000	0	2,274,000
Corey Rinker	Voluntary Termination	0	0	0	0
	Involuntary Termination	675,000	18,000	0	693,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	675,000	18,000	0	693,000
Brian P. Crotty	Voluntary Termination	0	0	0	0
	Involuntary Termination	1,088,500	18,000	0	1,106,500
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	1,088,500	18,000	0	1,106,500
Charles C. Hunter	Voluntary Termination	0	0	0	0
	Involuntary Termination	675,000	18,000	0	693,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	675,000	18,000	0	693,000
Terrence J. Anderson	Voluntary Termination	0	0	0	0
	Involuntary Termination	675,000	18,000	0	693,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	675,000	18,000	0	693,000
Kenneth A. Shulman	Voluntary Termination	0	0	0	0
	Involuntary Termination	675,000	18,000	0	693,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	675,000	18,000	0	693,000

(1)
Pursuant to the terms of their employment agreements, upon an Involuntary Termination or a Change in Control Termination, the named executive officers are each entitled to continuation of all employee benefits for 18 months (or for 24 months with respect to Mr. Robinson). Pursuant to the terms of their employment agreements, upon an Involuntary Termination or a Change in Control Termination, the named executive officers are each entitled to a pro-rated bonus at target levels for the year in which termination occurs, as well as earned and accrued, but unused vacation (which is a broad-based benefit and therefore not included in the table above).

(2)
As discussed above, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay, however, the Company has determined that Mr. Robinson would not have been entitled to any such gross-up payment had such termination of employment occurred on December 31, 2014.

DIRECTOR COMPENSATION
The following table summarizes the compensation received by our directors for the year ended December 31, 2014.

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
The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of March 30, 2015 for:

•	each person who we know beneficially owns more than 5% of our outstanding shares of Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and named executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the Commission. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below is based on 9,999,945 shares of our Common Stock outstanding as of March 30, 2015 and the shares underlying warrants held by such person that are exercisable within 60 days of March 30, 2015, but excludes shares underlying warrants held by any other person. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned by them. Unless otherwise indicated, the principal address for each of the stockholders is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573.

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

(13)	On November 13, 2012, in connection with the Restructuring, up to 10% of the Company’s equity was set aside for issuance of incentive equity to members of our management team.

Item 13.	Certain Relationships and Related Transactions, and Director Independence (Under review)
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
Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2014	2013
Audit Fees	$808	$889
Reorganization Fees	—	28
All Other Fees	2	17
Total Fees	$810	$934
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
Financial Statements (See Item 8)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2014 and 2013
Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charges to Expenses	Other Accounts	Deductions (a)	Balance at End of Period
Allowance for uncollectible accounts receivable:
Year Ended December 31, 2012	$14,536	$1,289	$1,627	$(9,992)	$7,460
Year Ended December 31, 2013	7,460	1,276	1,230	(3,928)	6,037
Year Ended December 31, 2014	6,037	654	874	(1,728)	5,837
Valuation allowance for deferred tax assets:
Year Ended December 31, 2012	$92,466	$—	$(20,489)	$—	$71,977
Year Ended December 31, 2013	71,977	—	3,896	—	75,873
Year Ended December 31, 2014	75,873	—	3,839	—	79,712

(a)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.
(b) Exhibits

Exhibit

No._	Description_____________________________________________________________________________________

2.1	Disclosure Statement for Solicitation of Acceptances of a Prepackaged Plan of Reorganization, dated July 13, 2012 (together with the exhibits thereto).(a)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2015.

BROADVIEW NETWORKS HOLDINGS, INC.
By:		/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Robinson	Chief Executive Officer, President, and Director	March 30, 2015
Michael K. Robinson

/s/ Corey Rinker	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary	March 30, 2015
Corey Rinker

/s/ Anthony M.Abate	Director	March 30, 2015
Anthony M. Abate

/s/ John R. Brecker	Director	March 30, 2015
John R. Brecker

/s/ Jeffrey A. Brodsky	Director	March 30, 2015
Jeffrey A. Brodsky

/s/ James N. Chapman	Director	March 30, 2015
James N. Chapman

/s/ James V. Contienza	Director	March 30, 2015
James V. Continenza

/s/ Richard J. Santagati	Director	March 30, 2015
Richard J. Santagati

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.