Form 10-Q
period 2015-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2015-08-05
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2015

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2015
Common Stock, $.01 par value per share	9,999,945

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,554	$14,457
Certificates of deposit	1,275	1,273
Accounts receivable, less allowance for doubtful accounts of $6,657 and $5,837	23,255	23,381
Other current assets	6,916	8,782
Total current assets	41,000	47,893
Property and equipment, net	55,887	57,011
Goodwill	98,238	98,238
Intangible assets, net	1,937	2,499
Other assets	3,460	3,363
Total assets	$200,522	$209,004
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,245	$4,133
Accrued expenses and other current liabilities	14,590	15,573
Taxes payable	4,225	6,212
Deferred revenues	9,311	9,448
Current portion of capital lease obligations	247	225
Total current liabilities	32,618	35,591
10.5% senior secured notes	150,000	150,000
Revolving credit facility	10,000	10,000
Deferred rent payable	4,776	4,873
Deferred revenues	987	985
Capital lease obligations, net of current portion	274	229
Deferred income taxes payable	8,371	7,886
Other	487	455
Total liabilities	207,513	210,019
Stockholders’ deficiency:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(313,883)	(307,907)
Total stockholders’ deficiency	(6,991)	(1,015)
Total liabilities and stockholders’ deficiency	$200,522	$209,004

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$73,079	$76,412	$145,931	$154,022
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	32,313	35,182	65,881	71,459
Selling, general and administrative	31,212	31,179	62,242	62,738
Depreciation and amortization	7,350	6,643	14,810	14,817
Total operating expenses	70,875	73,004	142,933	149,014
Income from operations	2,204	3,408	2,998	5,008
Interest expense	(4,017)	(4,253)	(8,241)	(8,471)
Interest income	5	5	13	11
Loss before provision for income taxes	(1,808)	(840)	(5,230)	(3,452)
Provision for income taxes	(415)	(299)	(746)	(753)
Net loss	(2,223)	(1,139)	(5,976)	(4,205)
Other comprehensive income	—	—	—	—
Comprehensive loss	$(2,223)	$(1,139)	$(5,976)	$(4,205)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net loss	$(5,976)	$(4,205)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	14,248	14,033
Amortization of intangible assets	562	785
Provision for doubtful accounts	506	346
Deferred income taxes	485	485
Other	32	—
Changes in operating assets and liabilities:
Accounts receivable	(380)	322
Other current assets	1,241	1,176
Other assets	(97)	(2)
Accounts payable	112	(1,029)
Accrued expenses, other current liabilities and taxes payable	(2,970)	1,641
Deferred revenues	(135)	(426)
Deferred rent payable	(97)	13
Net cash provided by operating activities	7,531	13,139

Cash flows from investing activities
Purchases of property and equipment	(12,499)	(12,163)
Other	(2)	548
Net cash used in investing activities	(12,501)	(11,615)

Cash flows from financing activities
Proceeds from revolving credit facility	—	5,000
Repayments of revolving credit facility	—	(5,000)
Proceeds from capital lease financing	219	255
Payments on capital lease obligations	(152)	(614)
Net cash provided by (used in) financing activities	67	(359)

Net (decrease) increase in cash and cash equivalents	(4,903)	1,165
Cash and cash equivalents at beginning of period	14,457	8,143
Cash and cash equivalents at end of period	$9,554	$9,308

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
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 were deemed to approximate fair value because of their liquidity and short-term nature.
The Company had outstanding borrowings of $10,000 on its Credit Facility as of June 30, 2015 and December 31, 2014. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its relative short term nature. The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $138,000 and $139,200 at June 30, 2015 and December 31, 2014, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

3. Recent Accounting Pronouncements

In May 2014, a comprehensive update on the accounting standard for revenue recognition was issued. This update affects any entity that enters into contracts with customers to transfer goods or services. Under this new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update was to be effective for annual periods beginning on or after December 15, 2016, however the Financial Accounting Standards Board has approved delaying the effective date to periods beginning on or after December 15, 2017. Early adoption is permitted as early as the original effective date. The Company is currently evaluating the potential impact of adopting this standard and cannot yet determine the impact of its adoption on its operating results and financial position. Nor has the Company determined its method of adoption, either full retrospective approach or the modified retrospective approach.
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
The Company has employment agreements with certain key executives as of June 30, 2015. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $901, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2015 was $9,013. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at June 30, 2015. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into a commercial agreement with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996; this commercial agreements has no commitments. This commercial agreement expires in 2016. The Company has also entered into multiple tariffed agreements with its principal vendor under which the Company purchases special access services as well as an associated commercial agreement pursuant to which the Company takes a variety of high-bandwith services; these agreements have substantial revenue commitments. These tariffed and associated agreements expire at the end of 2017.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

4.	Commitments and Contingencies (continued)
The Company is, in the ordinary course of business, under audit with several state and local taxing authorities. Any estimated liabilities are included in taxes payable at June 30, 2015. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.
The Company is under examination by certain state authorities to determine the Company's compliance with applicable escheat laws. The Company is complying with the examination, which is in the early stages of the process.

5.	Debt
In connection with the 2012 financial restructuring, the Company issued 10.5% Senior Secured Notes due 2017 (the “Notes”) in an aggregate principal amount of $150,000.
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of June 30, 2015. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.
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
In addition to the Notes, the Company has a 5.0% revolving credit facility due 2017 that has a maximum availability of $25,000. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company’s borrowing base has limited its availability to $17,500, of which $10,000 was outstanding as of June 30, 2015.

6.	Income Taxes
At June 30, 2015, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $182,627 which begin to expire in 2019. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We benefit from software development expertise, proprietary technology and a strong next-generation network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. Prior to 2009, our focus had been solely on markets across 10 states, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. These markets remain important markets for us and we have the majority of our direct sales efforts focused on these markets. We sell through multiple channels including our direct sales force, our agent channel which offers all of our retail products in the Northeast and Mid-Atlantic regions and our cloud products nationwide, our inside sales channel and our wholesale channel which provides our services to other carriers and resellers.
For the six months ended June 30, 2015, and the years ended December 31, 2014 and 2013, we recorded operating income of $3.0 million, $8.9 million and $11.0 million, respectively. For the six months ended June 30, 2015, and the years ended December 31, 2014 and 2013, we recorded net losses of $6.0 million, $9.2 million and $8.5 million, respectively. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.
As of June 30, 2015, we provided our services to over 20,000 business customers nationwide. For the six months ended June 30, 2015, approximately 88% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the six months ended June 30, 2015, we generated revenues of $145.9 million and Adjusted EBITDA of $18.0 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.

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
As of June 30, 2015, we had approximately 195 sales, sales management and sales support employees, including approximately 145 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through agents, VARs/nationwide distributors/strategic partners and web channels.
We focus our sales efforts on selling cloud-based services to communications intensive business customers who purchase multiple products, many of whom have multiple locations. These customers generally purchase higher margin services in multi-year contracts, and consequently maintain higher retention rates. Historically, our focus was on providing T-1- and IP-based products as well as our cloud-based services
For the six months ended June 30, 2015, revenue from customers purchasing T-1- and IP-based products and cloud-based services represented 82% of our retail revenue with the remaining 18% of retail revenue coming from customers purchasing only traditional services. Of the 82% of retail revenue from customers purchasing T-1- and IP-based products and cloud-based services, 28% of retail revenue was generated by cloud-based services, 38% of retail revenue was generated by other T-1- and IP-based products, and 16% of retail revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 88% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 63% of new retail sales while other T-1- and IP-based products represented 25% of new retail sales. Since 2011, cloud-based products and services have grown at a 16% compounded annual growth rate (“CAGR”). Annual growth of our retail cloud revenue stream slowed substantially following our 2012 restructuring. However, in recent periods we have seen a gradual re-acceleration of our retail cloud revenue.  Our retail cloud revenue increased 9.2% in 2014 relative to the prior year. Retail cloud revenue increased 15% in the 2nd quarter of 2015 relative to the same period in the prior year.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to IRU's and approximately 260 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, VPNs and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ether over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of June 30, 2015, approximately 77% of our total installed lines were provisioned on-net.
Following the restructuring of our balance sheet in the third quarter of 2012, we began making incremental investments in various organic revenue growth initiatives, including enhancements to our direct sales force and channel partners programs, marketing support, product development and software development primarily directed at our hosted VoIP and other cloud-based offerings. The total cost of these initiatives is substantial, representing several million dollars of incremental spending. These investments are likely to continue as we maintain our focus on potential growth initiatives.

We are encouraged by the modest increase in revenues from the fourth quarter 2014 in comparison to the first and second quarter of 2015.  We also continue to experience improvements in new customer sales, activations and backlog pending activation, and as such, we believe we have entered into a period of relative revenue and EBITDA stability.   During this transition, we may continue to experience volatility in our results due to several factors, including but not limited to our ongoing growth investments and the occurrence of certain non-recurring items that affect our results.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Voice and data services:
Cloud	24.5%	20.3%	24.1%	19.9%
NonCloud	60.0%	64.8%	60.8%	65.1%
Ancillary	2.8%	2.9%	2.7%	2.8%
Voice and data services	87.3%	88.0%	87.6%	87.8%
Wholesale	8.9%	8.2%	8.9%	8.3%
Access	2.5%	2.5%	2.1%	2.5%
Total network services	98.7%	98.7%	98.6%	98.6%
Other	1.3%	1.3%	1.4%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	44.0%	45.6%	44.8%	46.0%
Other cost of revenues	0.2%	0.4%	0.4%	0.4%
Selling, general and administrative	42.7%	40.8%	42.6%	40.7%
Depreciation and amortization	10.1%	8.7%	10.1%	9.6%
Total operating expenses	97.0%	95.5%	97.9%	96.7%

Income from operations	3.0%	4.5%	2.1%	3.3%
Interest expense, net of interest income	(5.5)%	(5.6)%	(5.7)%	(5.5)%
Loss before provision for income taxes	(2.5)%	(1.1)%	(3.6)%	(2.2)%
Provision for income taxes	(0.5)%	(0.4)%	(0.5)%	(0.5)%

Net loss	(3.0)%	(1.5)%	(4.1)%	(2.7)%

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
For the six months ended June 30, 2015 approximately 88% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2011 to 2015 at a 16% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease of $0.8 million in the four quarters ended June 30, 2015 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 28% of our retail revenue and approximately 63% of new retail sales for the six months ended June 30, 2015. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.

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
The costs to obtain local loops, digital lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state, are governed by our various ILEC interconnection agreements and other ILEC contracts and tariffs and are regulated under federal and state laws. Within our footprint we often obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We also obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in many cases, the ILECs are our only source for local loops and T-1 lines. We have entered into agreement with cable providers as another alternative for local loops
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Fairpoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. Our Verizon commercial agreement expires in 2016. The Company has also entered into multiple tariffed agreements with Verizon under which the Company purchases special access services as well as an associated commercial agreement pursuant to which the Company takes a variety of high-bandwith services; these agreements have substantial revenue commitments. These tariffed and associated agreements expire at the end of 2017. The AT&T commercial agreement was bifurcated into two separate agreements. One of the agreements, which covers the Connecticut territory, has been extended and now expires in October 2017. This agreement was assigned to Frontier Communications Corporation concurrent with the completion of a Stock Purchase Agreement in October 2014. The second agreement, which covers the remainder of the AT&T territory, has been extended and is also set to expire in October 2017. We do not expect these extensions to materially impact our future financial condition, results of operations, or cash flows.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from operations	$2,204	$3,408	$2,998	$5,008
Depreciation and amortization	7,350	6,643	14,810	14,817
Selling, general and administrative	31,212	31,179	62,242	62,738
Gross profit	$40,766	$41,230	$80,050	$82,563
Percentage of total revenue	55.8%	54.0%	54.8%	53.6%
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
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(2,223)	$(1,139)	$(5,976)	$(4,205)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	7,350	6,643	14,810	14,817
Interest expense, net of interest income	4,012	4,248	8,228	8,460
Provision for income taxes	415	299	746	753

EBITDA	9,554	10,051	17,808	19,825
Severance and related separation costs	147	—	147	562
Adjusted EBITDA	$9,701	$10,051	$17,955	$20,387
Percentage of total revenues	13.3%	13.2%	12.3%	13.2%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the form 10-K for the year ended December 31, 2014 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2015 and 2014.
The following table provides a breakdown of components of our gross profit for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$72,162	98.7%	$75,401	98.7%	(4.3)%
Other	917	1.3%	1,011	1.3%	(9.3)%
Total revenues	73,079	100.0%	76,412	100.0%	(4.4)%
Cost of revenues:
Network services	32,185	44.0%	34,831	45.6%	(7.6)%
Other	128	0.2%	351	0.4%	(63.5)%
Total cost of revenues	32,313	44.2%	35,182	46.0%	(8.2)%
Gross profit:
Network services	39,977	54.7%	40,570	53.1%	(1.5)%
Other	789	1.1%	660	0.9%	19.5%
Total gross profit	$40,766	55.8%	$41,230	54.0%	(1.1)%

Revenues
Revenues for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$17,898	24.5%	$15,544	20.3%	15.1%
NonCloud	43,845	60.0%	49,495	64.8%	(11.4)%
Ancillary	2,022	2.8%	2,195	2.9%	(7.9)%
Voice and data services	63,765	87.3%	67,234	88.0%	(5.2)%
Wholesale	6,493	8.9%	6,284	8.2%	3.3%
Access	1,904	2.5%	1,883	2.5%	1.1%
Total network services	72,162	98.7%	75,401	98.7%	(4.3)%
Other	917	1.3%	1,011	1.3%	(9.3)%
Total revenues	$73,079	100.0%	$76,412	100.0%	(4.4)%

Revenues from voice and data services decreased $3.5 million or 5.2% between 2014 and 2015. Within voice and data services, revenues from cloud-based services increased $2.4 million, or 15.1%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $5.6 million, or 11.4%; and ancillary voice and data revenues decreased $0.2 million, or 7.9%.  The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Wholesale revenues increased by $0.2 million or 3.3%. Access revenue, net of non-recurring amounts, had a modest increase between 2014 and 2015. Recurring access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues decreased $0.1 million or 9.3% between 2014 and 2015.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $32.3 million for the three months ended June 30, 2015, a decrease of 8.2% from $35.2 million for the same period in 2014, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 44.2% for the three months ended June 30, 2015 from 46.0% for the same period in 2014.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $40.8 million for the three months ended June 30, 2015, a decrease of 1.1% from $41.2 million for the same period in 2014. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 55.8% in 2015 from 54.0% in 2014. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative

SG&A expenses were $31.2 million, 42.7% of revenues, for the three months ended June 30, 2015, unchanged from $31.2 million, 40.8% of revenues, for the same period in 2014.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $7.4 million for the three months ended June 30, 2015, a increase of 10.6% from $6.6 million for the same period in 2014.
Interest

Interest expense was $4.0 million for the three months ended June 30, 2015, a decrease of 7.0% from $4.3 million for the same period in 2014. Our effective annual interest rates for the three months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,
	2015	2014
Interest expense	$4,017	$4,253
Weighted average debt outstanding	$160,424	$150,516
Effective interest rate	10.02%	11.30%

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2015 and 2014.
The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$143,931	98.6%	$151,849	98.6%	(5.2)%
Other	2,000	1.4%	2,173	1.4%	(8.0)%
Total revenues	145,931	100.0%	154,022	100.0%	(5.3)%
Cost of revenues:
Network services	65,339	44.8%	70,777	46.0%	(7.7)%
Other	542	0.4%	682	0.4%	(20.5)%
Total cost of revenues	65,881	45.2%	71,459	46.4%	(7.8)%
Gross profit:
Network services	78,592	53.8%	81,072	52.6%	(3.1)%
Other	1,458	1.0%	1,491	1.0%	(2.2)%
Total gross profit	$80,050	54.8%	$82,563	53.6%	(3.0)%

Revenues
Revenues for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$35,102	24.1%	$30,673	19.9%	14.4%
NonCloud	88,797	60.8%	100,314	65.1%	(11.5)%
Ancillary	3,962	2.7%	4,246	2.8%	(6.7)%
Voice and data services	127,861	87.6%	135,233	87.8%	(5.5)%
Wholesale	12,952	8.9%	12,807	8.3%	1.1%
Access	3,118	2.1%	3,809	2.5%	(18.1)%
Total network services	143,931	98.6%	151,849	98.6%	(5.2)%
Other	2,000	1.4%	2,173	1.4%	(8.0)%
Total revenues	$145,931	100.0%	$154,022	100.0%	(5.3)%

Revenues from voice and data services have decreased $7.4 million or 5.5% between 2014 and 2015. Within voice and data services, revenues from cloud-based services increased $4.4 million, or 14.4%; revenues from core voice and data services, excluding cloud-based services decreased $11.5 million, or 11.5%; and ancillary voice and data revenues decreased $0.3 million, or 6.7%.  The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer, and iii) lower prices per unit for certain traditional services.Wholesale revenues increased by $0.1 million or 1.1%. The increase is attributable to growth from new customers and included some non-recurring revenue. Carrier access revenues decreased $0.7 million or 18.1%. which includes a net positive change in non-recurring amounts. Excluding the non-recurring revenue, core access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues decreased $0.2 million or 8.0% between 2014 and 2015.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $65.9 million for the six months ended June 30, 2015, a decrease of 7.8% from $71.5 million for the same period in 2014 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 45.2% in 2015 from 46.4% in 2014.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $80.1 million for the six months ended June 30, 2015, a decrease of 3.0% from $82.6 million for the same period in 2014. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 54.8% in 2015 from 53.6% in 2014. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative

SG&A expenses were $62.2 million, 42.6% of revenues, for the six months ended June 30, 2015, a decrease of 0.8% from $62.7 million, 40.7% of revenues, for the same period in 2014. This decrease is primarily due to less severance costs.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $14.8 million for the six months ended June 30, 2015, unchanged from the same period in 2014.
Interest

Interest expense was $8.2 million for the six months ended June 30, 2015, a decrease of 2.7% from $8.5 million for the same period in 2014. Our effective annual interest rates for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30,
	2015	2014
Interest expense	$8,241	$8,471
Weighted average debt outstanding	$160,430	$150,606
Effective interest rate	10.27%	11.25%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $17.5 million, of which $10.0 million was outstanding as of June 30, 2015. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of June 30, 2015, our $9.6 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits. Our cash balance was negatively affected as of the close of the quarter due to the timing of ordinary course outflows related to payroll and carrier costs.
As of June 30, 2015, we will require approximately $39.3 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the six months ended June 30, 2015, the Company incurred capital expenditures of $12.5 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $9.0 million as of June 30, 2015. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
Cash Flows from Operating Activities
Cash provided by operating activities was $7.5 million for the six months ended June 30, 2015, compared to $13.1 million for the same period in 2014. This decrease in cash flow from operating activities is primarily due to the timing of ordinary business operating activities and the decrease in the size of the business.
Cash Flows from Investing Activities
Cash used in investing activities was $12.5 million for the six months ended June 30, 2015, compared to $11.6 million for the same period in 2014. The change in cash flow from investing activities was primarily due to i) an increase in capital expenditures of $0.9 million and ii) the redemption of a certificate of deposit for $0.6 million in 2014.
Cash Flows from Financing Activities
Cash flows provided by financing activities was $0.1 million for the six months ended June 30, 2015, compared to cash used of $0.4 million for the same period in 2014. The change in cash flows from financing activities was primarily due to net of the proceeds and repayments on our capital lease financings .

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

Other Matters
At June 30, 2015, we had NOLs available totaling approximately $182.6 million, which begin to expire in 2019. As of June 30, 2015, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, our financial position is subject to a variety of risks, such as the collectability of our accounts receivable and the recoverability of the carrying values of our long-term assets. Our debt obligations consist primarily of the Notes with a fixed interest rate and the Credit Facility with a variable interest rate. We are not exposed to market risks from changes in foreign currency exchange rates or commodity prices. We do not hold any derivative financial instruments nor do we hold any securities for trading or speculative purposes.
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of June 30, 2015. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses or reduced revenue.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at June 30, 2015, was approximately $138.0 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2015.

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