Form 10-Q
period 2015-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2015-11-12
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2015

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock, $.01 par value per share	9,999,945

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,768	$14,457
Certificates of deposit	1,022	1,273
Accounts receivable, less allowance for doubtful accounts of $7,206 and $5,837	25,352	23,381
Other current assets	7,112	8,782
Total current assets	45,254	47,893
Property and equipment, net	56,006	57,011
Goodwill	98,238	98,238
Intangible assets, net	1,657	2,499
Other assets	3,375	3,363
Total assets	$204,530	$209,004
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,504	$4,133
Accrued expenses and other current liabilities	22,022	15,573
Taxes payable	4,461	6,212
Deferred revenues	9,213	9,448
Current portion of capital lease obligations	254	225
Total current liabilities	40,454	35,591
10.5% senior secured notes	150,000	150,000
Revolving credit facility	8,000	10,000
Deferred rent payable	4,670	4,873
Deferred revenues	932	985
Capital lease obligations, net of current portion	291	229
Deferred income taxes payable	8,613	7,886
Other	502	455
Total liabilities	213,462	210,019
Stockholders’ deficiency:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(315,824)	(307,907)
Total stockholders’ deficiency	(8,932)	(1,015)
Total liabilities and stockholders’ deficiency	$204,530	$209,004

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$73,040	$73,720	$218,971	$227,742
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	32,101	34,058	97,982	105,517
Selling, general and administrative	31,188	30,002	93,430	92,741
Depreciation and amortization	7,348	7,478	22,157	22,295
Total operating expenses	70,637	71,538	213,569	220,553
Income from operations	2,403	2,182	5,402	7,189
Interest expense	(4,019)	(4,248)	(12,260)	(12,719)
Interest income	6	4	19	15
Loss before provision for income taxes	(1,610)	(2,062)	(6,839)	(5,515)
Provision for income taxes	(332)	(298)	(1,078)	(1,051)
Net loss	(1,942)	(2,360)	(7,917)	(6,566)
Other comprehensive income	—	—	—	—
Comprehensive loss	$(1,942)	$(2,360)	$(7,917)	$(6,566)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	(7,917)	$(6,566)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	21,315	21,118
Amortization of intangible assets	842	1,177
Provision for doubtful accounts	688	514
Deferred income taxes	727	727
Other	47	—
Changes in operating assets and liabilities:
Accounts receivable	(2,659)	666
Other current assets	1,012	(831)
Other assets	(12)	(24)
Accounts payable	371	(794)
Accrued expenses, other current liabilities and taxes payable	4,698	4,588
Deferred revenues	(288)	(615)
Deferred rent payable	(203)	(35)
Net cash provided by operating activities	18,621	19,925

Cash flows from investing activities
Purchases of property and equipment	(19,652)	(18,610)
Other	251	548
Net cash used in investing activities	(19,401)	(18,062)

Cash flows from financing activities
Proceeds from revolving credit facility	—	5,000
Repayments of revolving credit facility	(2,000)	(5,000)
Proceeds from capital lease financing	338	255
Payments on capital lease obligations	(247)	(687)
Net cash (used in) financing activities	(1,909)	(432)

Net (decrease) increase in cash and cash equivalents	(2,689)	1,431
Cash and cash equivalents at beginning of period	14,457	8,143
Cash and cash equivalents at end of period	$11,768	$9,574

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
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 were deemed to approximate fair value because of their liquidity and short-term nature.
The Company had outstanding borrowings of $8,000 and $10,000 on its Credit Facility as of September 30, 2015 and December 31, 2014 respectively. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its relative short term nature. The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $138,000 and $139,200 at September 30, 2015 and December 31, 2014, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

3. Recent Accounting Pronouncements

In May 2014, a comprehensive update on the accounting standard for revenue recognition was issued. This update affects any entity that enters into contracts with customers to transfer goods or services. Under this new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual periods beginning on or after December 15, 2017. Early adoption is permitted only as of annual periods beginning on or after December 15, 2016. The Company is currently evaluating the potential impact of adopting this standard and cannot yet determine the impact of its adoption on its operating results and financial position. Nor has the Company determined its method of adoption, either full retrospective approach or the modified retrospective approach.
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
The Company has employment agreements with certain key executives as of September 30, 2015. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination or a change in control.
The Company has standby letters of credit outstanding of $647, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at September 30, 2015 was $9,122. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at September 30, 2015. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into a commercial agreement with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996; this commercial agreement has no commitments. This commercial agreement expires in the first quarter of 2016. The Company has also entered into multiple tariffed agreements with its principal vendor under which the Company purchases special access services as well as an associated commercial agreement pursuant to which the Company takes a variety of high-bandwith services; these agreements have substantial revenue commitments. These tariffed and associated agreements expire at the end of 2017.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

4.	Commitments and Contingencies (continued)
The Company is, in the ordinary course of business, under audit with several state and local taxing authorities. Any estimated liabilities are included in taxes payable at September 30, 2015. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.
The Company is under examination by certain state authorities to determine the Company's compliance with applicable escheat laws. The Company is complying with the examination, which is in the early stages of the process.

5.	Debt
In connection with the 2012 financial restructuring, the Company issued 10.5% Senior Secured Notes due November 15, 2017 (the “Notes”) in an aggregate principal amount of $150,000. The Company may redeem the Notes, at its option, in whole or in part at any time prior to November 15, 2017 at redemption prices ranging from 100% to 103%.
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of September 30, 2015. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.
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
In addition to the Notes, the Company has a 5.0% revolving credit facility due 2017 that has a maximum availability of $25,000. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined therein. The Company’s borrowing base has limited its availability to $19,300, of which $8,000 was outstanding as of September 30, 2015.

6.	Income Taxes
At September 30, 2015, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $182,601 which begin to expire in 2022. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading cloud-based service provider of communications and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. After several years of development, we began providing cloud-based unified communication services (“UCaaS”) in 2005 and later introduced into our product portfolio a variety of cloud-based computing solutions. Today, we offer a full suite of cloud-based systems and services under the brand OfficeSuite® to customers nationwide and have more than 140,000 active licenses on our flagship product OfficeSuite® Phone and additional licenses for services delivered through third-party service providers utilizing our proprietary software and technology. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream.
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
For the nine months ended September 30, 2015, and the years ended December 31, 2014 and 2013, we recorded operating income of $5.4 million, $8.9 million and $11.0 million, respectively. For the nine months ended September 30, 2015, and the years ended December 31, 2014 and 2013, we recorded net losses of $7.9 million, $9.2 million and $8.5 million, respectively. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.
As of September 30, 2015, we provided our services to over 20,000 business customers nationwide. For the nine months ended September 30, 2015, approximately 88% of our total revenue was generated from retail end users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other revenue sources. For the nine months ended September 30, 2015, we generated revenues of $219.0 million and Adjusted EBITDA of $28.2 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.

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
As of September 30, 2015, we had approximately 180 sales, sales management and sales support employees, including approximately 135 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through agents, VARs/nationwide distributors/strategic partners and web channels.
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
For the nine months ended September 30, 2015, revenue from customers purchasing T-1- and IP-based products and cloud-based services represented 82% of our retail revenue with the remaining 18% of retail revenue coming from customers purchasing only traditional services. Of the 82% of retail revenue from customers purchasing T-1- and IP-based products and cloud-based services, 29% of retail revenue was generated by cloud-based services, 38% of retail revenue was generated by other T-1- and IP-based products, and 15% of retail revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 88% of new retail sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 62% of new retail sales while other T-1- and IP-based products represented 26% of new retail sales. Since 2011, cloud-based products and services have grown at a 15% compounded annual growth rate (“CAGR”). Annual growth of our retail cloud revenue stream slowed substantially following our 2012 restructuring. However, in recent periods we have seen a gradual re-acceleration of our retail cloud revenue.  Our retail cloud revenue increased 9.2% in 2014 relative to the prior year. Retail cloud revenue increased 15% in the 3rd quarter of 2015 relative to the same period in the prior year.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to IRU's and 257 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, VPNs and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ether over Copper access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and MPLS-based infrastructure, which enhances the performance of our network. As of September 30, 2015, approximately 77% of our total installed lines were provisioned on-net.
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

We are encouraged by the modest increase in revenues from the fourth quarter 2014 in comparison to the first, second and third quarters of 2015.  Given recent levels of new customer sales, activations and backlog pending activation, as well as our recent customer and revenue retention results, we believe we have entered into a period of relative revenue and EBITDA stability.  During this transition, we may continue to experience volatility in our results due to several factors, including but not limited to our ongoing growth investments and the occurrence of certain non-recurring items that affect our results.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Voice and data services:
Cloud	25.2%	21.6%	24.4%	20.5%
Non-Cloud	59.9%	63.8%	60.5%	64.7%
Ancillary	2.6%	2.7%	2.7%	2.7%
Voice and data services	87.7%	88.1%	87.6%	87.9%
Wholesale	9.0%	8.6%	8.9%	8.4%
Access	2.0%	2.0%	2.2%	2.3%
Total network services	98.7%	98.7%	98.7%	98.6%
Other	1.3%	1.3%	1.3%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	43.7%	45.9%	44.4%	45.9%
Other cost of revenues	0.2%	0.3%	0.3%	0.4%
Selling, general and administrative	42.7%	40.7%	42.7%	40.7%
Depreciation and amortization	10.1%	10.1%	10.1%	9.8%
Total operating expenses	96.7%	97.0%	97.5%	96.8%

Income from operations	3.3%	3.0%	2.5%	3.2%
Interest expense, net of interest income	(5.5)%	(5.8)%	(5.5)%	(5.6)%
Loss before provision for income taxes	(2.2)%	(2.8)%	(3.1)%	(2.4)%
Provision for income taxes	(0.5)%	(0.4)%	(0.5)%	(0.5)%

Net loss	(2.7)%	(3.2)%	(3.6)%	(2.9)%

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
For the nine months ended September 30, 2015, approximately 88% of our total revenue was generated from retail customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2011 to 2015 at a 15% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease of $0.2 million in the four quarters ended September 30, 2015 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 29% of our retail revenue and approximately 62% of new retail sales for the nine months ended September 30, 2015. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.

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
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Fairpoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. Our Verizon commercial agreement expires in 2016. The Company has also entered into multiple tariffed agreements with Verizon under which the Company purchases special access services as well as an associated commercial agreement pursuant to which the Company takes a variety of high-bandwith services; these agreements have substantial revenue commitments. These tariffed agreements and associated commercial agreement expire at the end of 2017. The AT&T commercial agreement was bifurcated into two separate agreements. One of the agreements, which covers the Connecticut territory, has been extended and now expires in October 2017. This agreement was assigned to Frontier Communications Corporation concurrent with the completion of a Stock Purchase Agreement in October 2014. The second agreement, which covers the remainder of the AT&T territory, has been extended and is also set to expire in October 2017. We do not expect these extensions to materially impact our future financial condition, results of operations, or cash flows.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from operations	$2,403	$2,182	$5,402	$7,189
Depreciation and amortization	7,348	7,478	22,157	22,295
Selling, general and administrative	31,188	30,002	93,430	92,741
Gross profit	$40,939	$39,662	$120,989	$122,225
Percentage of total revenue	56.1%	53.8%	55.3%	53.7%
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
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(1,942)	$(2,360)	$(7,917)	$(6,566)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	7,348	7,478	22,157	22,295
Interest expense, net of interest income	4,013	4,244	12,241	12,704
Provision for income taxes	332	298	1,078	1,051

EBITDA	9,751	9,660	27,559	29,484
Severance and related separation costs	46	—	193	562
Non-recurring professional fees	463	—	463	—
Adjusted EBITDA	$10,260	$9,660	$28,215	$30,046
Percentage of total revenues	14.0%	13.1%	12.9%	13.2%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the form 10-K for the year ended December 31, 2014 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2015 and 2014.
The following table provides a breakdown of components of our gross profit for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$72,125	98.7%	$72,767	98.7%	(0.9)%
Other	915	1.3%	953	1.3%	(4.0)%
Total revenues	73,040	100.0%	73,720	100.0%	(0.9)%
Cost of revenues:
Network services	31,910	43.7%	33,825	45.9%	(5.7)%
Other	191	0.2%	233	0.3%	(18.0)%
Total cost of revenues	32,101	43.9%	34,058	46.2%	(5.7)%
Gross profit:
Network services	40,215	55.0%	38,942	52.8%	3.3%
Other	724	1.1%	720	1.0%	0.6%
Total gross profit	$40,939	56.1%	$39,662	53.8%	3.2%

Revenues
Revenues for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$18,374	25.2%	$15,927	21.6%	15.4%
NonCloud	43,777	59.9%	47,035	63.8%	(6.9)%
Ancillary	1,880	2.6%	1,988	2.7%	(5.4)%
Voice and data services	64,031	87.7%	64,950	88.1%	(1.4)%
Wholesale	6,607	9.0%	6,326	8.6%	4.4%
Access	1,487	2.0%	1,491	2.0%	(0.3)%
Total network services	72,125	98.7%	72,767	98.7%	(0.9)%
Other	915	1.3%	953	1.3%	(4.0)%
Total revenues	$73,040	100.0%	$73,720	100.0%	(0.9)%

Revenues from voice and data services decreased $0.9 million or 1.4% between 2014 and 2015. Within voice and data services, revenues from cloud-based services increased $2.4 million, or 15.4%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $3.3 million, or 6.9%; and ancillary voice and data revenues decreased $0.1 million, or 5.4%.  The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Wholesale revenues increased by $0.3 million or 4.4%. Access revenue and Other revenues decreased modestly between 2014 and 2015.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $32.1 million for the three months ended September 30, 2015, a decrease of 5.7% from $34.1 million for the same period in 2014, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 43.9% for the three months ended September 30, 2015 from 46.2% for the same period in 2014.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $40.9 million for the three months ended September 30, 2015, an increase of 3.2% from $39.7 million for the same period in 2014. As a percentage of revenues, gross profit increased to 56.1% in 2015 from 53.8% in 2014. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative

SG&A expenses were $31.2 million, 42.7% of revenues, for the three months ended September 30, 2015, an increase of 4.0% from $30.0 million, 40.7% of revenues, for the same period in 2014. This change is due to increases in certain recurring expenses including employee costs and commission expense, in addition to non-recurring professional fee expenses of $0.5 million. We continue to look for additional cost savings in various categories.
Depreciation and Amortization

Depreciation and amortization expense was $7.3 million for the three months ended September 30, 2015, a decrease of 1.7% from $7.5 million for the same period in 2014.
Interest

Interest expense was $4.0 million for the three months ended September 30, 2015, a decrease of 5.4% from $4.2 million for the same period in 2014. Our effective annual interest rates for the three months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,
	2015	2014
Interest expense	$4,019	$4,248
Weighted average debt outstanding	$160,452	$150,557
Effective interest rate	10.02%	11.29%

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2015 and 2014.
The following table provides a breakdown of components of our statements of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$216,056	98.7%	$224,616	98.6%	(3.8)%
Other	2,915	1.3%	3,126	1.4%	(6.7)%
Total revenues	218,971	100.0%	227,742	100.0%	(3.9)%
Cost of revenues:
Network services	97,248	44.4%	104,602	45.9%	(7.0)%
Other	734	0.3%	915	0.4%	(19.8)%
Total cost of revenues	97,982	44.7%	105,517	46.3%	(7.1)%
Gross profit:
Network services	118,808	54.3%	120,014	52.7%	(1.0)%
Other	2,181	1.0%	2,211	1.0%	(1.4)%
Total gross profit	$120,989	55.3%	$122,225	53.7%	(1.0)%

Revenues
Revenues for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$53,476	24.4%	$46,600	20.5%	14.8%
NonCloud	132,575	60.5%	147,349	64.7%	(10.0)%
Ancillary	5,841	2.7%	6,234	2.7%	(6.3)%
Voice and data services	191,892	87.6%	200,183	87.9%	(4.1)%
Wholesale	19,559	8.9%	19,133	8.4%	2.2%
Access	4,605	2.2%	5,300	2.3%	(13.1)%
Total network services	216,056	98.7%	224,616	98.6%	(3.8)%
Other	2,915	1.3%	3,126	1.4%	(6.7)%
Total revenues	$218,971	100.0%	$227,742	100.0%	(3.9)%

Revenues from voice and data services have decreased $8.3 million or 4.1% between 2014 and 2015. Within voice and data services, revenues from cloud-based services increased $6.9 million, or 14.8%; revenues from core voice and data services, excluding cloud-based services decreased $14.8 million, or 10.0%; and ancillary voice and data revenues decreased $0.4 million, or 6.3%.  The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer, and iii) lower prices per unit for certain traditional services. Wholesale revenues increased by $0.4 million or 2.2%. The increase is attributable to growth from new customers and included some non-recurring revenue. Carrier access revenues decreased $0.7 million or 13.1%. which includes a net positive change in non-recurring amounts. Excluding the non-recurring revenue, core access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in retail voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues decreased $0.2 million or 6.7% between 2014 and 2015.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $98.0 million for the nine months ended September 30, 2015, a decrease of 7.1% from $105.5 million for the same period in 2014 primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 44.7% in 2015 from 46.3% in 2014.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $121.0 million for the nine months ended September 30, 2015, a decrease of 1.0% from $122.2 million for the same period in 2014. The decrease in gross profit is primarily due to the decline in revenue. As a percentage of revenues, gross profit increased to 55.3% in 2015 from 53.7% in 2014. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will improve over time.

Selling, General and Administrative

SG&A expenses were $93.4 million, 42.7% of revenues, for the nine months ended September 30, 2015, an increase of 0.7% from $92.7 million, 40.7% of revenues, for the same period in 2014. This change is due to increases in certain recurring expenses including employee costs and commission expense, in addition to non-recurring professional fee expenses of $0.5 million. We continue to look for additional cost savings in various categories.
Depreciation and Amortization

Depreciation and amortization expense was $22.2 million for the nine months ended September 30, 2015, which is materially consistent from the same period in 2014.
Interest

Interest expense was $12.3 million for the nine months ended September 30, 2015, a decrease of 3.6% from $12.7 million for the same period in 2014. Our effective annual interest rates for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Interest expense	$12,260	$12,719
Weighted average debt outstanding	$160,443	$150,537
Effective interest rate	10.19%	11.27%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $19.3 million, of which $8.0 million was outstanding as of September 30, 2015. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, capital expenditures and working capital. As of September 30, 2015, our $11.8 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits. We anticipate that our current cash and cash equivalents balances, along with cash generated from operations, will be sufficient to meet working capital requirements for at least the next twelve months.
As of September 30, 2015, we will require approximately $39.3 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the nine months ended September 30, 2015, the Company incurred capital expenditures of $19.7 million. Fixed expense and capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $9.1 million as of September 30, 2015. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Cash Flows from Operating Activities
Cash provided by operating activities was $18.6 million for the nine months ended September 30, 2015, compared to $19.9 million for the same period in 2014. This decrease in cash flow from operating activities is primarily due to the timing of ordinary business operating activities and the decrease in the size of the business.
Cash Flows from Investing Activities
Cash used in investing activities was $19.4 million for the nine months ended September 30, 2015, compared to $18.1 million for the same period in 2014. The change in cash flow from investing activities was primarily due to an increase in capital expenditures of $1.1 million.
Cash Flows from Financing Activities
Cash flows used in financing activities was $1.9 million for the nine months ended September 30, 2015, compared to $0.4 million for the same period in 2014. The change in cash flows from financing activities was primarily due to the net of i) repayment on our revolving credit facility of $2.0 million and ii) net lower repayments on our capital lease financings of $0.5 million.

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

Other Matters
At September 30, 2015, we had NOLs available totaling approximately $182.6 million, which begin to expire in 2022. As of September 30, 2015, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of September 30, 2015. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses or reduced revenue.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at September 30, 2015, was approximately $138.0 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2014.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 2015.

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