Form 10-K
period 2015-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2016-03-15
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
Form 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2015
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 15, 2016
Common Stock, $.01 par value per share	9,999,945
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
Company Overview

We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 150,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States, and collectively those providers have a similar number of active licenses.
Our product portfolio provides bundled packages that include cloud-based services and network connectivity with a focus on addressing the productivity, mobility, flexibility, security and business continuity needs of end users. In addition, our growth initiatives focus sales channels on communications-intensive multi-location business customers who require multiple products and customers who are likely users of our cloud-based services. These customers generally purchase higher-margin services in multi-year contracts, resulting in higher customer retention rates and higher average monthly recurring revenue. For customers located within the footprint of 257 colocations in the Northeast and Mid-Atlantic regional markets, we offer additional IP-based and traditional communications services utilizing our network infrastructure.
We benefit from software development expertise, proprietary technology and a strong next-generation IP network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. For the year ended December 31, 2015, approximately 83% of all new revenue installed during the period was provisioned on our next-generation IP network.
We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. We sell through multiple channels including a direct sales force primarily located in the Northeast and Mid-Atlantic regions, and wholesale and channel partners nationwide.
As of December 31, 2015, we provided our services to over 20,000 business customers nationwide. In 2015, cloud-based services, including bundled and standalone services, generated 29% of total end-user voice and data revenue, up from 13% in 2011. Revenue for these services has grown at approximately a 15% compound annual growth rate (“CAGR”) since 2011. Annual growth of our end-user cloud revenue stream slowed substantially following our 2012 restructuring. However, in recent periods we have seen a renewed acceleration of our end-user cloud revenue.  Our end-user cloud revenue increased 9% in 2014 relative to 2013 and 15% in 2015 compared to 2014. End-user cloud revenue increased 17% in the 4th quarter of 2015 relative to the same period in the prior year. Approximately 50% of our current cloud-based recurring revenue stream is from customers who were previously purchasing other services from us. As the benefits of cloud-based service offerings are more widely adopted by the customers we serve, we anticipate we will convert a growing percentage of our existing customers to our cloud-based service offerings.
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
Products and Services
We provide our customers with a comprehensive array of cloud-based communications and IT products and services, including hosted UCaaS, virtual and dedicated servers or infrastructure as a service (“IaaS”), software as a service (“SaaS”), circuit-switched and IP-based voice and data communications services, as well as value-added products and professional IT services. Our business is to deliver complete solutions to our target customers, with a focus on helping them solve their critical and complex infrastructure, productivity, security and business continuity needs.

The following table summarizes our product and service offerings:

CLOUD SERVICES	PROFESSIONAL IT SERVICES	NETWORK ACCESS AND OTHER SERVICES
OfficeSuite® Phone solutions	Equipment Consulting & Sales	Dedicated & Switched Access
OfficeSuite® Call Center Services	IT Project Outsourcing	Dedicated Internet Access
Video Conferencing and Collaboration	Network Design and Implementation	Ethernet Networking
Hosted Microsoft Exchange®	Network Integration	MPLS Networking
Data Backup & Recovery	Customer Service Management Portal	Dynamic IP Integrated Voice & Data
Hosted Dedicated and Virtual Servers	Managed Router	Local, Regional & Long Distance
Virtual Private Data Centers (Private Cloud)		Toll-free
IP Voice Services (VoIP and SIP)
Data Center & Collocation Services
Internet Policy Management
Firewall / Network Security
Online Fax Services
Virtual Private Networks
Cloud Services
Unified Communications as a Service. OfficeSuite® Phone, our easy-to-use, 100% cloud-based unified communications platform, provides customers with high-quality, easy-to-use phones and equipment, advanced voicemail, online fax services, and an unlimited calling plan. The service includes MyOfficeSuite, a powerful administrative and end-user portal that provides advanced Unified Communications (“UC”) capabilities such as presence and chat. The product also includes disaster avoidance and recovery capabilities, a converged IP network, intuitive management tools, 24×7 expert network monitoring, ongoing product upgrades and enhancements. Customers can choose from a wide range of LCD phones, cordless phones and connectivity options at various price points. Optional capabilities include: OfficeSuite® Call Center Services, which provides robust call center capabilities, including advanced call routing, queuing, call recording, easy-to-use reporting and dashboard functionality, OfficeSuite® Dental, which integrates with a widely-used CRM solution used by dental practices, OfficeSuite® Connector, which integrates with Microsoft’s Skype for Business, and OfficeSuite® CRM, which integrates with SalesForce.com®, a widely-used cloud-based CRM solution.
Software as a Service/Infrastructure as a Service ("SaaS/IaaS"). Our cloud computing product offerings include individual and bundled packages of subscription-based software and infrastructure services. Businesses can access cloud versions of Microsoft Exchange®. We provide packages that incorporate a robust set of mobility and remote employee features, a full suite of backup tools for desktop and server data, and both virtualized and dedicated server solutions.
Professional IT Services
Our professional IT services provide customers with the expertise and tools needed to make the services and technology we offer work for them. We provide our customers with knowledge of current and emerging technologies, and assist them in charting a business plan to leverage those technologies to meet their business goals.
Customers can utilize our certified technicians and engineers on a project basis to help install, deploy and integrate systems. We also provide software tools and online applications that allow customers to, in real time, monitor system performance, create and view reports and make changes to their services.

Network Access and Other Services
Integrated Services. We offer integrated voice and data packages to small- and medium-sized businesses, including a variety of service options designed to accommodate our customers’ needs. Our integrated offerings result in performance and cost efficiencies, as compared to discrete services purchased from separate competing carriers. We also provide multiple products in a bundle to increase utilization of a common circuit. Services are delivered over a variety of high-bandwidth broadband access methods including high bandwidth Ethernet services, Ethernet-over Copper (“EoC”) and one or more IP-based T-1s. These integrated packages drive increased revenue per customer and higher customer retention. We offer an IP-based integrated T-1 service leveraging our MetaSwitch® IP-based call agents and media gateways and our multiprotocol label switching (“MPLS”) network to deliver highly flexible voice and data services.
Voice Services. We offer voice services over the Internet using Session-Initiation Protocol (“SIP”) and our next-generation IP network in order to meet the needs of large and small customers who either use their own premises-based communications system or who have basic needs. We provide customer premises equipment where required to complete the customer solution. This includes customers who may have their own IP phone system, use a traditional fax machine or small customers with limited communications needs. We use UNE-Ls, EoC, digital T-1 lines and, in certain instances, our commercial agreements with other providers to service our customers.
Data Services. Our data service offerings are designed to provide a full range of services targeted at businesses that require single or multipoint high-speed, dedicated data connections. We provide Internet access and networking service on our networks via Switched Ethernet T-1, DS3, EoC or DSL, depending on our customer’s bandwidth and security needs, as well as via high bandwidth and broadband IP access services obtained through partners. Our MPLS and IP Virtual Private Network (“VPN”) data network services include multiple classes of service for differentiated levels of QoS, service level agreements and security. In addition, through arrangements with national IP network providers, we offer these services on a nationwide basis to those of our business customers who have locations outside of our network footprint. These services enable customers to deploy tailored, IP-based business applications for secure internal enterprise, business-to-business and business-to-customer data communications among geographically dispersed locations, while also providing high-speed access to the Internet.
Sales and Marketing
Our sales organization consists of four primary sales channels: direct sales, nationwide channel partners, inside sales and wholesale sales. Channel partners are our primary sales channel outside of the northeastern United States. We also work with organizations and individuals who refer business to Broadview through personal networking. Each channel enables us to provide a bundled product offering of cloud-based services, voice and data communications, hardware and managed network services through a consultative analysis of each customer’s specific needs. We will continue to work to help existing customers move to cloud-based services to ensure they have the tools needed to evolve their business and to further ensure loyalty.
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

Industry and Competition
Overview
The communications industry was once defined by voice services, data services (Internet access and networking) and equipment providers. As the role of information technology advances in today’s business environment, the roles of security, mobility, business continuity, software and hardware have become increasingly important for both SMB and enterprise organizations and are increasingly integrated with the communications needs of these entities.
The cloud-services market has expanded rapidly as high-speed network access has become more readily available and as new technology has allowed enterprise-grade systems (hardware and software) to be deployed inside a service provider’s network for end user availability. Many cloud service providers emerged offering various services that are “hosted” in the cloud. For example, dedicated servers have been collocated inside of provider owned facilities and rented out on a subscription basis. UC services, that combine traditional voice services with advanced services incorporating mobile, presence and chat are now hosted in the cloud and provided as a service and are known as UCaaS.
Technology advancements allowed for servers to be “virtualized” for fractional use by end-users to improve utilization of assets and to make computing resources even more cost-effective for customers whose needs didn’t demand dedicated resources.
Many service providers have adopted a “hosted” and “virtualized” approach to applications and systems to provide services. Private Branch Exchange (“PBX”) phone systems, Customer Relationship Management (“CRM”) and Enterprise Resource Management platforms, and other similar systems are now capable of being provided in a hosted cloud environment. These developments have allowed market participants to change their revenue models from typical one-time purchases of software and equipment to monthly or annual subscriptions where access to the equipment, software, technology and features is essentially rented by the customer. Economies of scale have allowed service providers to offer functionality which previously was only cost effective for larger enterprises to a larger base of small- and medium-sized customers.
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
The market for communications services, particularly voice, has been historically dominated by the Incumbent Local Exchange Carriers (“ILECs”) in the United States. These carriers include Verizon Communications, Inc. (“Verizon”), AT&T, Inc. (“AT&T”), CenturyLink Inc., Frontier Communications Corporation (“Frontier”), FairPoint Communications Inc. (“Fairpoint”), and Windstream Corporation (“Windstream”). While the ILECs own the majority of the local exchange networks providing basic network access in their respective operating regions, competitive communications providers hold significant market share. In recent years, the number of competitive communications providers in the United States has been reduced by industry consolidation and the leading cable companies (“CATVs”) have entered the residential and business communications markets, thereby reducing the market share held by ILECs.
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
The cloud-based services, including UCaaS, and the access services industries are highly competitive. We believe we compete principally by offering focused customer service, greater ease of use, a powerful portal, accurate billing, a broad set of services and systems, unique technical solutions and competitive pricing. We compete with various different types of service providers, including companies focused solely on cloud-based services as well as ILECs, CATVs, internet service providers, premises-based and hosted Voice Over Internet Protocol (“VoIP”) phone system and service providers, competitive local exchange carriers (“CLECs”), wireless companies, interexchange carriers, and other market participants, including vendors, installers and communications management companies.

Our Strengths
Cloud-Based Product Suite. As a Cloud Service Provider, we offer SMB and enterprise customers a variety of cloud-based services that allow organizations to move infrastructure and software 100% into the cloud, for more ubiquitous, secure, ease of use and cost-effective delivery. Services include OfficeSuite® Phone, our cloud-based UCaaS system, OfficeSuite® HD Meeting, our video conferencing and collaboration solution, MyOfficeSuite, our powerful administrative and end-user portal, hosted Microsoft Exchange®, hosted virtual and dedicated servers, data backup and recovery, and archiving, compliance and eDiscovery services, as well as a full complement of cloud-based security services.
Recognized Industry Leader and Innovator. We have received industry recognition for our innovative use of technology, our product development and our customer care.
Large, Diversified Customer Base. We have over 20,000 SMB and enterprise customers who constitute a predictable base of recurring revenue and high quality customer relationships. We believe many of these organizations are target customers to move into the cloud with an experienced provider.
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
Proprietary Unified Communications Platform. We own the intellectual property and assets of our core 100% cloud-based UCaaS platform OfficeSuite® Phone, including the unified messaging and call center services technologies, and MyOfficeSuite, its companion administrative and end-user portal. As a result, we have direct control of the ongoing development and evolution of the services offered and the technology applied, minimizing license fees and directly controlling feature prioritization, and development schedules. This allows us to deliver unique solutions that are 100% cloud-based to our customers and target markets, including integrations with Salesforce.com®, Skype for Business® and other software and industry applications, differentiating OfficeSuite® from other service provider offerings.
Integrated OSS Infrastructure. We own and develop our internal operations and enterprise management software systems (our OSS), allowing us to continually innovate, develop and deliver automation across our product suite. Further leveraging our in-house software development expertise, we are continuing to evolve self-service tools and additional automation capabilities including integrations of the Salesforce.com® platform into our front-end sales processes. At the end of 2014, our in-house development team delivered an entirely new unified portal for our OfficeSuite® products. The portal, MyOfficeSuite, provides a single, adaptable portal for many of our OfficeSuite® products, including OfficeSuite® Phone, on any device. Designed to be user-friendly for users and administrators alike, it provides full management and instantaneous changes from the online dashboard using customizable widgets. A version of MyOfficeSuite for channel partners was delivered in 2015.
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

Our Markets
We target SMB and enterprise customers nationwide with cloud-based services. Previously, our focus had been solely on markets across 10 states throughout the Northeast and Mid-Atlantic United States, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. While these markets remain important markets for us, our focus has evolved to a nationwide focus. We believe next-generation cloud- and IP-based communications services will continue to gain market share with SMB and enterprise customers. Market research estimates that the North American Hosted Telephony and UC Services market is expected to grow from $3.8 billion in 2012 to $21.1 billion by 2021. Additionally, we believe cloud-based services allow us to address a greater percentage of an SMB customer’s overall telecom and IT spending budget. As technology and network alternatives have evolved, it has become cost effective to offer our cloud-based communications services and products nationwide.
Our Revenue and Customers
Our customer base consists of SMB and enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States. Approximately 88% of our total revenue is generated from our end-users in a wide array of industries including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others with just over 1% coming from residential customers. Approximately 12% of total revenue is generated from wholesale, carrier access and other sources. Our wholesale line of business serves other communications providers with voice and data services including cloud-based services, data colocation and other value-added products and services. Similar to our end-user revenue, over 20% of our wholesale revenue stream consists of cloud-based services. The vast majority of revenue is under contract and is of a recurring nature.
We have been a provider of cloud-based communications services to our end-user customers in our Northeast and Mid-Atlantic markets since 2005 and have been providing these services nationwide since late 2009. The following table shows the trend of our cloud-based revenue for the years ended December 31, 2011 through December 31, 2015:

	Year Ended December 31,
$ in millions	2011	2012	2013	2014	2015
End-user cloud-based revenue	$41.9	$50.6	$57.7	$63.0	$72.7
% growth	26.8%	20.9%	14.0%	9.2%	15.5%
We target larger SMB and enterprise customers, typically generating over $500 in Monthly Recurring Revenue (“MRR”) with direct and channel partner sales teams. These customers generally purchase higher margin cloud-based services in multi-year contracts resulting in higher customer retention rates and profitability. The average MRR across our entire base of business customers has increased from approximately $674 at December 31, 2011 to approximately $941 at December 31, 2015. The following table shows the trend in average MRR per business customer as of the last month of each period:

	Last Month of Year Ended December 31,
	2011	2012	2013	2014	2015
Average MRR per Business Customer	$674	$747	$807	$865	$941
For the month ended December 31, 2015, 89% of our end-user revenue was generated by customers whose MRR is greater than $500, and approximately 76% was generated by customers with MRR of greater than $1,000 per month. The following table shows the five-year trend in the composition of our end-user revenue base in terms of monthly spend as of the last month of each period:

Trended MRR by Customer Size	Last Month of Year Ended December 31,
	2011	2012	2013	2014	2015
$0 - $500	14%	13%	12%	12%	11%
>$500 - $1000	17%	16%	15%	14%	13%
>$1,000	69%	71%	73%	74%	76%

	100%	100%	100%	100%	100%

Although we continue to focus on serving larger customers, due to our recent product additions and because we now offer our services nationwide, we are more focused on the UCaaS application portion (cloud-based services) of the potential revenue stream, in preference to the access portion (T-1 and IP voice and data circuits). Access, or last mile connectivity, is the primary function and focus of the traditional telecommunications providers (ILECs, CLECs, CATVs). Although historically we focused on the access portion, we believe that as a result of technology evolution in our industry, access is increasingly commoditized and there are numerous alternatives for access services at competitive prices. As such, we focus our new sales efforts on the application portion of the revenue stream which we believe provides the greatest “value add” to the customer, often allowing the customer to choose their own method of access from a variety of access providers. This is often referred to as Bring Your Own Broadband or BYOB. Within our network footprint, we continue to also offer access services at competitive prices, providing our customers a choice of which access method works best for them.
As a result of our evolution in focus from access to UCaaS application, our average revenue per new customer and our average revenue per existing business customer is flattening and may decrease over time. In many circumstances, particularly outside of our network footprint, we anticipate being able to generate similar profitability on each new customer, but with lower revenue per customer when we do not provide the access product.
Customer Service and Retention
We improved our average monthly end-user revenue loss level from 1.8% for the year ended December 31, 2011 to 1.4% for the year ended December 31, 2015, in part due to our continued shift towards larger customers, our focus on improving customer service and our focus on cloud-based products. The following chart shows the five-year trend for each year for the years ended December 31, 2011 through 2015.

	Year Ended December 31,
	2011	2012	2013	2014	2015
Average Monthly Revenue Loss (1)	1.8%	1.7%	1.7%	1.6%	1.4%
(1)     Our calculation of revenue loss is a comprehensive metric and may not be comparable to revenue loss or churn metrics reported by other companies in the industry. Our method is to include all sources of revenue loss including revenue write-down and repricing.
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
Customers can choose to utilize our interactive voice response system for automated support, online chat, our OfficeSuite Community, and our award-winning e-Care Enterprise web-based application that provides an array of self management tools for customers and partners.

Providing a superior customer experience is a major focus of our customer relationship management team. We collect statistical and direct feedback from customers through direct surveys and other methods regarding their satisfaction, after recent service experience and after disconnect, and use the information to refine and improve our processes as well as to measure the effectiveness of the organization.
Our Network
Our network architecture leverages multiple data centers and hundreds of collocations connected by IP and MPLS technologies from Juniper Networks and Cisco Systems, VoIP softswitches from MetaSwitch, including call agents and gateways, Ethernet over Copper and other broadband access, to deliver cloud-based unified communications and computing services to our customers. We reach our customers through the customer's own Internet access or by providing access on our own network or leveraging last mile connections through numerous carrier agreements. Our core network operates with 99.999% of availability and our Network Operations Center (“NOC”) monitors our network 24 hours per day, 7 days per week, 365 days per year.

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
Service Agreements with Carriers
We obtain last mile access services from Verizon through state-specific interconnection agreements, commercial agreements, local wholesale tariffs and interstate contract tariffs. We also maintain agreements with a number of other carriers for the provision of network facilities, including fiber routes and high capacity loops and transport, internet service providers, and local voice and data services. These agreements often provide cost-effective alternatives for last mile connections to customers.
Integrated Operational Support Systems (“OSS”)
We have developed and continue to improve and update our integrated sales automation, order processing, service provisioning, billing, payment, collection, customer service, network surveillance, testing, repair and information systems that enable us to offer and deliver high-quality, easy-to-use competitively priced communications services to our customers. Our software platform and business process is designed to maximize resource efficiency by ensuring single entry and flow-through of all data elements needed to provision and bill for services, from the initial sales proposal through the final order, as well as by providing self-service through online portals to customers and agents.
Sales, Order Entry and Provisioning Systems
Our sales automation, order entry and provisioning systems enable us to collect, leverage, distribute and manage sales leads, shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with iLead, a unified web-based customer relationship management portal integrated with the Salesforce.com® platform, which offers an extensive array of sales tools and capabilities. These include lead and funnel management, sales forecasting, hierarchical dashboards and reports, and full automation from proposal generation to e-signature to sales close, along with subsequent automated workflow through to design, provisioning and project management, leading to service turn-up and billing.
To support our channel partners, we created PartnerConnect, a purpose built variant of iLead. Through our iLead and PartnerConnect portals, our sales team, and channel partners can track order status, trouble reports and commissions in real-time.
Customer Relationship Management System
Our CRM solutions include e-Care Enterprise and OpenCafe. e-Care Enterprise, a recipient of multiple awards for customer service and applications of business technology, allows our customers to directly monitor and manage their accounts and services online. OpenCafe, our internal CRM application, provides our customer service representatives with real time access to all information pertinent to the customer, in an organized and easy to use front-end system. In addition, OpenCafe is directly integrated with our trouble ticketing and repair tracking systems, allowing instant access to repair status and reporting. We continue to develop and implement improvements to e-Care Enterprise and OpenCafe, delivering more capabilities to our customer service representatives and customers. These CRM platforms are integrated with our MyOfficeSuite portal, which provides our customers with a high level of visibility, management and control of their OfficeSuite and related services through an intuitive user interface.
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
Intellectual Property
We rely on a combination of patent, copyright, trademark and trade secret laws, as well as licensing agreements, third party non-disclosure agreements and other contractual provisions and technical measures to protect our intellectual property rights. No individual patent, trademark or copyright is material to our business. We own a collection of patents registered in the United States, Canada and other countries relating to network design and technology for the delivery of enhanced voice services, as well as a process patent relating to our network hot-cut process. We have granted security interests in our trademarks, copyrights and patents to our lenders pursuant to the Company's $25.0 million revolving credit facility (the “Revolving Credit Facility”) and the indenture governing the $150.0 million of 10.5% Senior Secured Notes due November, 2017 (the “Notes”).
Employees
As of December 31, 2015, we had approximately 750 employees, including approximately 120 quota-bearing representatives across all sales channels. In addition, we had approximately 170 associates at December 31, 2015 working on our behalf, but employed by service partners of the Company. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.
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
The Federal Communication Commission (the “FCC”) has jurisdiction over our facilities and services to the extent they are used in the provision of interstate or international communications services. State regulatory public utility commissions generally have jurisdiction over facilities and services to the extent they are used in the provision of intrastate services. Local governments may regulate aspects of our business through zoning requirements, permit or right-of-way procedures, and franchise fees. Foreign laws and regulations apply to communications that originate or terminate in a foreign country. Generally, the FCC and state public utility commissions either do not or minimally regulate Internet, video conferencing, or certain data services, although the underlying communications components of such offerings are generally regulated. Our operations also are subject to various environmental, building, safety, health, and other governmental laws and regulations.
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
The Telecommunications Act of 1996 (the “Telecommunications Act”) amended the Communications Act to eliminate many barriers to competition in the U.S. communications industry. Under the Telecommunications Act, any entity, including cable television (“CATV”) companies and electric and gas utilities, may enter any communications market, subject to reasonable state certification requirements and regulation of safety, quality and consumer protection. The Telecommunications Act was intended to increase competition. Among other things, the Telecommunications Act opened the local exchange services market by requiring ILECs to permit competitive carriers to interconnect to their networks at any technically feasible point and required them to utilize certain parts of their networks at FCC-regulated (generally cost based) rates; it also established requirements applicable to all local exchange carriers, including competitive local exchange carriers (“CLEC”). Examples include:
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
In December 2015, the FCC granted in substantial part a forbearance petition filed by the U.S. Telecom Association on October 6, 2014. The FCC elected to forebear from, among other things, (i) further application to the RBOCs of Sections 271 and 272 of the Telecommunications Act and (ii) the requirement that ILECs provide a 64 kbps voice channel where copper loops have been retired. Other petitions pending before the FCC seek to reverse forbearance authority previously granted to the ILECs.
In August 2015, the FCC released a Report and Order which formally addressed the transition from networks based on Time-Division Multiplexing (“TDM”) circuit-switched voice services running on copper loops to all- Internet Protocol (“IP”) multi-media networks using copper, coaxial cable, wireless and fiber as physical infrastructure. In its Report and Order, the FCC identified the principals which should guide this transition which include competition, consumer protection, universal service, public safety and national security. The FCC concluded that while transitioning from TDM to IP, it was critical to preserve competition by maintaining wholesale access to network facilities for competitive providers. While the FCC did not impose any new wholesale access obligations on ILECs during the transition, it did strengthen its copper retirement and service discontinuation rules so that wholesale network access would remain viable.
In its recently released “Open Internet Order,” the FCC has recently reclassified broadband Internet access as a common-carrier service. In so doing, the FCC subjected broadband Internet access to Title II regulation under the Communications Act, although it did not apply certain Title II requirements. This order is currently the subject of appeal.

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
Interconnection Agreements.  Pursuant to FCC rules implementing the Telecommunications Act, we negotiate interconnection agreements with ILECs to obtain access to UNE services, generally on a state-by-state basis. These agreements typically have three-year terms. We currently have interconnection agreements in effect with Verizon for, among other states, New York, Massachusetts, New Jersey, Pennsylvania, Maryland, Virginia, Delaware and Rhode Island, as well as the District of Columbia. In the states of Vermont, New Hampshire and Maine, we have interconnection agreements with FairPoint following its acquisition of Verizon’s network assets in these states. We have entered into a multi-state interconnection agreement with AT&T covering its entire ILEC service area and are currently negotiating agreements with other ILECs to support our nationwide service offering outside the Verizon Northeast and Mid-Atlantic service areas.
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
Regulation of ISPs.  To date, the FCC has treated Internet Service Providers (“ISPs”) as enhanced service providers, which are generally exempt from federal and state regulations governing common carriers. Nevertheless, in its recently released “Open Internet Order,” the FCC recently reclassified broadband Internet access as a common-carrier service and subjected broadband Internet access providers to a number of the core consumer protection requirements of Title II of the Communications Act.
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

On February 26, 2015, the FCC released its “Open Internet Order,” adopting new net neutrality rules for broadband providers. In addition to reclassifying broadband internet access as a common carrier service subject to Title II of the Communication Act, the order adopts three main prohibitions: (i) no “blocking,” (ii) no “throttling” and (iii) no “paid prioritization.” As a standard of conduct, the FCC ruled that providers may not unreasonably interfere with or unreasonably disadvantage (i) end users’ ability to select, access and use broadband Internet access service or the lawful Internet content, applications, services or devices of their choice, or (ii) edge providers’ ability to make lawful content, applications, services or devices available to end users. The FCC also adopted enhanced transparency rules which apply, among other things, to price, performance characteristics and network practices. Finally, the FCC declined to forbear from application of Title II’s core consumer safeguards, but did forbear from unbundling and network access requirements such as those impose by Title II on ILECs. The FCC’s Open Internet Order is currently under appeal.
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

In November 2011, the FCC adopted policy changes that will over time ultimately reduce carriers’ access rates applicable for all telecommunications traffic exchanged with an LEC to a uniform “bill-and-keep” framework for both intrastate and interstate access traffic. The reforms required by the FCC’s new rules are being phased in over a multi-year transition. Specifically, effective December 29, 2011, the following rates were capped: (1) all interstate access rate elements and reciprocal compensation rates; (2) for price cap carriers and CLECs operating in their areas, all intrastate access rates; and (3) for rate-of-return carriers and CLECs operating in their areas, terminating access rates only. In addition, competitive carriers were required to reduce their intrastate tariffed access charges by July 2013 to those no greater than the incumbent carriers with which they compete, as was currently required with CLEC’s interstate access charges. From 2015 through 2018, further reductions in both intrastate and interstate access charges and reciprocal compensation rates are required, with a “bill-and-keep” framework ultimately applicable for all charges. These new rules significantly alter the manner in which all carriers, including carriers such as us that use different service platforms such as wireless and VoIP, are compensated for the origination and termination of telecommunications traffic and the rates that we pay for these services. The FCC new intercarrier compensation regime was upheld on appeal in the U.S. Court of Appeals for the Tenth Circuit. While in their current form, these new rules will result in a loss of revenues for carriers such as us, the FCC has authorized carriers such as us to recover lost revenue attributable to the FCC action through price increases and charges to the end user customer.
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
In addition to requiring certification, state regulatory authorities often impose tariff and filing requirements and obligations to contribute to state universal service and other funds. State public utility commissions also regulate, to varying degrees, the rates, terms and conditions upon which we and our competitors conduct retail business. In general, state regulation of ILEC retail offerings is greater than the level of regulation applicable to CLECs. In a number of states, however, ILECs either have obtained or continue to actively seek some level of increased pricing flexibility or deregulation, either through amendment of state law or through proceedings before state public utility commissions.
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
In November 2011, the FCC adopted intercarrier compensation rules under which all traffic, including VoIP-PSTN traffic, ultimately will be subject to a bill-and-keep framework. As of December 29, 2011, default rates for toll VoIP-PSTN traffic were required to be equal to interstate access rates applicable to non-VoIP traffic both in terms of rate level and rate structure; default rates for other VoIP-PSTN traffic were required to be reciprocal compensation rates. In addition, VoIP-PSTN traffic is subject to the same phase-down of access rates as are applied to traditional voice traffic. By a Declaratory Ruling released on February 11, 2015, the FCC clarified the applicability of the “VoIP symmetry rule” adopted in the action described above, making it clear that the VoIP symmetry rule is technology and facilities neutral and that, therefore, whether a CLEC partners with a facilities-based or an “over-the-top” VoIP provider, the CLEC is nonetheless deemed to be providing the “functional equivalent” of end office switching for access charge purposes.
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
The communications industry is subject to rapid and significant changes in technology and in customer requirements and preferences. If we fail to anticipate and keep up with such changes, we could lose market share, which could reduce our revenue. We have developed our business based, in part, on traditional telephone technology. Subsequent technological developments may reduce the competitiveness of our network and require expensive unanticipated upgrades or additional communications products that could be time consuming to integrate into our business. We may be required to select one technology over another at a time when it might be impossible to predict with any certainty which technology will prove to be more economic, efficient or capable of attracting customers. In addition, even though we utilize new technologies, such as hosted VoIP and other cloud-based services, we may not be able to implement other new technologies as effectively as other companies with more experience with those new technologies. In addition, while we have deployed new technologies, including soft-switches, EoC, MPLS, SIP and core and edge routers, we may not be able to implement new technology as effectively as other companies with more experience with such technologies.
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
The FCC has reduced our ability to access certain elements of ILEC telecommunications platforms in ways that have affected our operations. For example, we no longer have the right to require ILECs to sell us unbundled network element platforms (“UNE-P”) and now must obtain such services pursuant to commercial agreements. Expiration or termination of such a commercial arrangement would result in a substantial increase in our cost of service. In certain central offices, we also no longer have the right to require ILECs to sell to us as unbundled network elements (“UNEs”), or have limited access rights to obtain, UNE high capacity circuits that connect our central switching office locations to our customers’ premises. We further no longer have the right to require ILECs to sell us UNE transport between our switches and ILEC switches. Still further, we have only limited or no access to UNE DS1 or DS3 transport on certain interoffice routes. Where we lose unbundled access to high capacity circuits or interoffice transport, we must either find alternative suppliers or purchase substitute circuits from the ILECs as special access, which increases our costs. Finally, our access to certain broadband elements of the ILEC network has been limited or eliminated in certain circumstances, our access to the ILEC’s copper infrastructure could be eliminated if the ILECs elect to retire their copper facilities and the requirement that ILECs provide a 64 kbps voice channel where copper loops have been retired has been eliminated. Inability to access copper facilities would eliminate or reduce our ability to provide EoC and interfere with our ability to provide cost-effective broadband service.
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
Consolidation in the telecommunications industry is occurring at a rapid pace. In addition to the combinations of Verizon and MCI and SBC, AT&T and BellSouth, numerous CLEC combinations have occurred, including several which directly impact our markets such as Windstream/Paetec, Paetec/Cavalier, Earthlink/ITCDeltaCom, Earthlink/One Communications and Verizon/XO Communications. This consolidation strengthens our competitors and poses increased competitive challenges for us. The ILEC/interexchange carrier combinations not only provided the ILECs with national and international networks, but eliminated the two most effective and well-financed opponents of the ILECs in federal and state legislative and regulatory forums and potentially reduced the availability of non-ILEC network facilities. The CLEC combinations provide direct competitors with greater financial, network and marketing assets.

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
We have also entered into interstate contract tariffs with Verizon that allow us to purchase special access facilities at discounted rates. Our new interstate contract tariff requires us to maintain certain dollar levels of purchases of Verizon services. If we were to fail to maintain these purchase levels, our contract tariff would likely be terminated, causing our cost of service to rise substantially. We cannot assure you that our contract tariff will be renewed at the end of its term or that it will not be terminated before the end of its term.
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
We have experienced significant net losses. We recorded net losses of $9.8 million, $9.2 million and $8.5 million in 2015, 2014 and 2013, respectively. We expect to continue to experience losses for the foreseeable future. We cannot assure you that we will become profitable in the future.
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
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $10.1 million as of December 31, 2015. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or the wrong tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate or litigate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
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
On August 22, 2012, the Company, and each of its direct and indirect subsidiaries, filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of New York. As a result of the resultant reorganization, we were substantially de-levered; nonetheless, we still have significant long-term debt obligations. At December 31, 2015, we had $163.0 million of total outstanding indebtedness. Our substantial indebtedness could:

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
As of December 31, 2015, we held cash and cash equivalents in the amount of $15.2 million and we had drawn $12.5 million on our Revolving Credit Facility.
There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. As of December 31, 2015, we required approximately $31.5 million in cash to service the interest due on our Notes, which mature in November 2017, throughout their remaining life. We may need to refinance all or a portion of our indebtedness, including our Notes and our Revolving Credit Facility, at or before maturity. There can be no assurances that we will be able to refinance any of our indebtedness, including our Notes and our Revolving Credit Facility, on commercially reasonable terms or at all.

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

Location	Lease Expiration	Approximate Square Footage

Offices:
King of Prussia, PA	January 2022	57,209
New York, NY	June 2019	28,567
Rye Brook, NY	April 2019	27,088
Ottawa, CN	June 2018	10,824
Quincy, MA	October 2018	10,811
Melville, NY	October 2018	9,348
Switches:
New York, NY	December 2022	38,500
Philadelphia, PA	July 2023	16,617
Long Island City, NY	October 2019	14,941
Charlestown, MA	April 2020	10,464
Philadelphia, PA	Month to month	21,000
Syracuse, NY	October 2019	8,000
Philadelphia, PA	January 2023	5,928
Herndon, VA	June 2020	5,000

Item 3.	Legal Proceedings
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
There is no established public trading market for our common stock. We have not declared or paid cash dividends for the past two fiscal years and we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. The following table lists the number of record holders by each class of stock as of March 15, 2016:

Class of Equity Security	Holders of Record
Common stock	182
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2015, 2014 and 2013 and as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2012 and 2011 and as of December 31, 2013, 2012 and 2011 have been derived from our audited consolidated financial statements not included elsewhere in this report.
The following financial information is qualified by reference to and should be read in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements. All dollar amounts are in thousands.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of operations data:
Revenues	$291,109	$300,469	$315,363	$340,907	$377,989
Operating expenses:
Cost of revenues (1)	129,977	139,412	147,505	164,232	178,292
Selling, general and administrative	123,667	122,354	124,001	130,777	132,997
Depreciation and amortization	29,440	29,831	32,839	36,382	39,508
Total operating expenses	283,084	291,597	304,345	331,391	350,797
Income from operations	8,025	8,872	11,018	9,516	27,192
Reorganization items (2)	—	—	(1,072)	(8,415)	—
Interest expense	(16,485)	(16,790)	(17,196)	(35,200)	(38,302)
Interest income	26	23	33	50	70
Other income	—	—	—	—	183
Loss before provision for income taxes	(8,434)	(7,895)	(7,217)	(34,049)	(10,857)
Provision for income taxes	(1,358)	(1,332)	(1,264)	(1,224)	(1,347)
Net loss	$(9,792)	$(9,227)	$(8,481)	$(35,273)	$(12,204)

Statements of cash flow data:
Cash flows provided by (used in):
Operating activities	$22,671	$19,984	$22,898	$12,760	$27,907
Investing activities	(24,479)	(23,172)	(22,545)	(6,631)	(29,800)
Financing activities	2,524	9,502	(1,946)	(19,317)	(387)

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet data:
Cash and cash equivalents	$15,173	$14,457	$8,143	$9,736	$22,924
Investment securities	—	—	—	—	13,567
Property and equipment, net	54,125	57,011	61,070	68,381	80,488
Goodwill	98,238	98,238	98,238	98,238	98,238
Total assets	202,877	209,004	209,222	226,411	276,588
Total debt, including current portion	162,978	160,454	150,952	152,898	322,555
Total stockholders’ equity (deficiency)	(10,807)	(1,015)	8,212	16,693	(114,177)
___________________________

(1)	Exclusive of depreciation and amortization.

(2)	Expenses that result from reorganization activities and restructuring are reported as reorganization items in our consolidated statement of operations for the years ended December 31, 2013 and 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 150,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States with a similar number of currently active licenses.
We benefit from software development expertise, proprietary technology and a strong next-generation network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. Prior to 2009, our focus had been solely on markets across 10 states, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. These markets remain important markets for us and we have the majority of our sales efforts focused on these markets. We sell through multiple channels including our direct sales force, our channel partners which offers all of our end-user products in the Northeast and Mid-Atlantic regions and our cloud products nationwide, our inside sales channel, and our wholesale channel which provides our services to other carriers and resellers.
As of December 31, 2015, we provided our services to over 20,000 business customers nationwide. For the year ended December 31, 2015, approximately 88% of our total revenue was generated from end-users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the year ended December 31, 2015, we generated revenues of $291.1 million, and Adjusted EBITDA of $39.6 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.

For the years ended December 31, 2015, 2014 and 2013, we recorded operating income of $8.0 million, $8.9 million and $11.0 million, respectively. For the years ended December 31, 2015, 2014 and 2013, we recorded net losses of $9.8 million, $9.2 million and $8.5 million, respectively. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.

Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon and established cable operators, competitive local exchange carriers and newer entrants such as cloud, wireless and other service providers. These factors are partially mitigated by several positive factors.  These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our cloud services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services.  Although our overall revenue has declined, we have partially mitigated the impact of the revenue decline on our overall operating results by various price increases, revenue assurance efforts, reducing costs of revenue and certain of our selling, general and administrative (“SG&A”) costs, and by the achievement of certain operating efficiencies throughout the organization.
As of December 31, 2015, we had approximately 165 sales, sales management and sales support employees, including approximately 120 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through channel partners, VARs/nationwide distributors/strategic partners and web channels.
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
For the year ended December 31, 2015, revenue from customers purchasing T-1- and IP-based products and cloud-based services represented 82% of our end-user revenue with the remaining 18% of end-user revenue coming from customers purchasing only traditional services. Of the 82% of end-user revenue from customers purchasing T-1- and IP-based products and cloud-based services, 29% of end-user revenue was generated by cloud-based services, 37% of end-user revenue was generated by other T-1- and IP-based products, and 16% of end-user revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 88% of new end-user sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 61% of new end-user sales while other T-1- and IP-based products represented 27% of new end-user sales. Since 2011, cloud-based products and services have grown at a 15% compounded annual growth rate (“CAGR”). Annual growth of our end-user cloud revenue stream slowed substantially following our 2012 restructuring. However, in recent periods we have seen a renewed acceleration of our end-user cloud revenue.  Our end-user cloud revenue increased 9% in 2014 relative to 2013 and 15% in 2015 compared to 2014. End-user cloud revenue increased 17% in the 4th quarter of 2015 relative to the same period in the prior year.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to Indefeasible Right of Use (“IRU”) and 257 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, Virtual Private Network (“VPN”) and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper (“EoC”) access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and multiprotocol label switching (“MPLS”)-based infrastructure, which enhances the performance of our network. As of December 31, 2015, approximately 76% of our total installed lines were provisioned on-net.
Following the restructuring of our balance sheet in the third quarter of 2012, we began making incremental investments in various organic revenue growth initiatives, including enhancements to our direct sales force and channel partners programs, marketing support, product development and software development for our hosted Voice Over Internet Protocol (“VoIP”) product offering. The total cost of these initiatives is substantial, representing several million dollars of incremental spending. These investments are likely to continue as we maintain our focus on potential growth initiatives.
As a result of these initiatives, our recent levels of new customers, sales, activations, backlog pending activation and customer and revenue retention have improved. Because of these and other factors, we believe we are in a period of relative revenue and EBITDA stability, and will continue to focus on further accelerating the growth of our cloud revenue stream. However, during the transition to improving results, we may continue to experience some volatility due to several factors, including but not limited to our ongoing growth investments and the occurrence of certain non-recurring items that affect our results.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Year Ended December 31,
	2015	2014	2013
Revenues:
Voice and data services:
Cloud	25.0%	21.0%	18.3%
NonCloud	59.9%	64.0%	68.2%
Ancillary	2.8%	2.8%	2.7%
Voice and data services	87.7%	87.8%	89.2%
Wholesale	9.0%	8.5%	7.3%
Carrier access	2.0%	2.3%	2.1%
Total network services	98.7%	98.6%	98.6%
Other	1.3%	1.4%	1.4%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Network services	43.9%	45.6%	46.3%
Other cost of revenues	0.7%	0.8%	0.5%
Selling, general and administrative	42.5%	40.7%	39.3%
Depreciation and amortization	10.1%	9.9%	10.4%
Total operating expenses	97.2%	97.0%	96.5%
Income from operations	2.8%	3.0%	3.5%
Reorganization items	—%	—%	(0.3)%
Interest expense	(5.7)%	(5.6)%	(5.5)%
Loss before provision for income taxes	(2.9)%	(2.6)%	(2.3)%
Provision for income taxes	(0.5)%	(0.5)%	(0.4)%
Net loss	(3.4)%	(3.1)%	(2.7)%
Key Components of Results of Operations
Revenues

Our revenues, as detailed in the table above, consist primarily of network services revenues, which consists primarily of voice and data managed and cloud-based services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, cloud-based services, and transport services provided to other carriers, as well as data colocation services provided to end users and other carriers. Similar to our end-user revenue, greater than 20% of our wholesale revenue stream consists of cloud-based services. Carrier access services include carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our retail and wholesale customers.

For the year ended December 31, 2015 approximately 88% of our total revenue was generated from end-user customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2011 to 2015 at a 15% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease approaching $0 in 2015 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 29% of our end-user revenue and approximately 61% of new end-user sales in 2015. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.

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
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Frontier Communications Corporation, Fairpoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. Our Verizon commercial agreement expires in 2019.  The Company has also entered into multiple tariffed agreements with Verizon under which the Company purchases special access services as well as an associated commercial agreement pursuant to which the Company takes a variety of high-bandwith services; these agreements have substantial revenue commitments.  These tariffed agreements and associated commercial agreement expire at the end of 2017.  The Frontier Communications Corporation agreement expires in October 2017, as does the AT&T agreement.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income (loss) from operations as income from operations is calculated in accordance with GAAP:

	Year Ended December 31,
	2015	2014	2013
Income from operations	$8,025	$8,872	$11,018
Add back non-gross profit items included in income from operations:
Depreciation and amortization	29,440	29,831	32,839
Selling, general and administrative	123,667	122,354	124,001

Gross profit	$161,132	$161,057	$167,858
Percentage of total revenue	55.4%	53.6%	53.2%

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

Beginning in the latter part of 2012 and continuing throughout 2015, we launched several new initiatives directed at supporting our revenue growth initiatives.  These included recruiting expenses for new sales personnel, new quota bearing sales personnel and sales management, purchasing lead generation data bases, increasing support for channel sales, increasing software and systems development teams for OfficeSuite® and costs associated with a new sales and customer relationship management software package implementation.
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

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Year Ended December 31,
	2015	2014	2013
Net loss	$(9,792)	$(9,227)	$(8,481)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	29,440	29,831	32,839
Interest expense, net of interest income	16,459	16,767	17,163
Provision for income taxes	1,358	1,332	1,264

EBITDA	37,465	38,703	42,785
Severance and related separation costs	193	562	241
Professional fees related to strategic initiatives	696	—	—
Reorganization items	—	—	1,072
Cost associated with settlements	1,268	—	—
Adjusted EBITDA	$39,622	$39,265	$44,098
Percentage of total revenues	13.6%	13.1%	14.0%
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

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2015 and 2014.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$287,379	98.7%	$296,244	98.6%	(3.0)%
Other	3,730	1.3%	4,225	1.4%	(11.7)%
Total revenues	$291,109	100.0%	$300,469	100.0%	(3.1)%

Cost of revenues:
Network services	$127,869	43.9%	$137,158	45.6%	(6.8)%
Other	2,108	0.7%	2,254	0.8%	(6.5)%
Total cost of revenues	$129,977	44.6%	$139,412	46.4%	(6.8)%

Gross profit:
Network services	$159,510	54.8%	$159,086	53.0%	0.3%
Other	1,622	0.6%	1,971	0.6%	(17.7)%
Total gross profit	$161,132	55.4%	$161,057	53.6%	—%
Revenues
Revenues for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$72,729	25.0%	$62,995	21.0%	15.5%
NonCloud	174,629	59.9%	192,351	64.0%	(9.2)%
Ancillary	7,994	2.8%	8,494	2.8%	(5.9)%
Voice and data services	255,352	87.7%	263,840	87.8%	(3.2)%
Wholesale	26,084	9.0%	25,633	8.5%	1.8%
Carrier access	5,943	2.0%	6,771	2.3%	(12.2)%
Total network services	287,379	98.7%	296,244	98.6%	(3.0)%
Other	3,730	1.3%	4,225	1.4%	(11.7)%
Total revenues	$291,109	100.0%	$300,469	100.0%	(3.1)%

Revenues from voice and data services decreased $8.5 million or 3.2% between 2014 and 2015. Within voice and data services, revenues from cloud-based services increased $9.7 million, or 15.5%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $17.7 million, or 9.2%, and ancillary voice and data revenues decreased by $0.5 million.  The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Wholesale revenues increased $0.5 million or 1.8%. The increase is attributable to growth from new customers. Carrier access revenues decreased $0.8 million or 12.2% which includes a net positive change in non-recurring amounts. Excluding the non-recurring revenue, core access revenues decreased due to several factors, including: i) decreasing levels of traffic to which access charges are applicable, including decreases in end-user voice customer traffic, and ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Our other revenues decreased $0.5 million or 11.7% between 2014 and 2015.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $130.0 million for the year ended December 31, 2015, a decrease of 6.8% from $139.4 million for the same period in 2014 primarily due to the overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 44.6% in 2015 from 46.4% in 2014.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $161.1 million for the year ended December 31, 2015, unchanged from the same period in 2014. As a percentage of revenues, gross profit increased to 55.4% in 2015 from 53.6% in 2014. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative
SG&A expenses were $123.7 million for the year ended December 31, 2015, an increase of 1.1% from $122.4 million for the same period in 2014. As a percentage of revenues, SG&A expenses increased to 42.5% in 2015 from 40.7% in 2014. The increase as a percentage of revenues is primarily due to the decrease in revenues in 2015, as we continue to invest in growth initiatives.

Depreciation and Amortization
Depreciation and amortization costs were $29.4 million for the year ended December 31, 2015, a decrease of 1.3% from $29.8 million.
Interest
Interest expense was $16.5 million for the year ended December 31, 2015, a decrease of 1.8% from $16.8 million for the same period in 2014. Our effective annual interest rates for the year ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Interest expense	$16,485	$16,790
Weighted average debt outstanding	$160,799	$153,736
Effective interest rate	10.3%	10.9%

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

Liquidity and Capital Resources
Sources and uses of liquidity
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million and is due in May, 2017. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $17.3 million, of which $12.5 million was outstanding as of December 31, 2015. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, which are due in November, 2017, capital expenditures and working capital. As of December 31, 2015, our $15.2 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits. We anticipate that our current cash and cash equivalents balances, along with cash generated from operations, will be sufficient to meet working capital requirements for at least the next twelve months.
As of December 31, 2015, we will require approximately $31.5 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the year ended December 31, 2015, the Company incurred capital expenditures of $24.7 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to expected new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $10.1 million as of December 31, 2015. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Cash Flows from Operating Activities
Cash provided by operating activities was $22.7 million for the year ended December 31, 2015, compared to $20.0 million for the same period in 2014. This increase in cash flow from operating activities is primarily due to the timing of ordinary business operating activities.
Cash Flows from Investing Activities
Cash used in investing activities was $24.5 million for the year ended December 31, 2015, compared to $23.2 million for the same period in 2014. The change in cash flow from investing activities was primarily due to an increase in capital expenditures of $1.0 million.
Cash Flows from Financing Activities
Cash provided by financing activities was $2.5 million for the year ended December 31, 2015, compared to $9.5 million for the same period in 2014. The change in cash flows from financing activities was primarily due to the net effect of i) net lower borrowings on our revolving credit facility of $7.5 million and ii) net lower repayments on our capital lease financings of $0.5 million
Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013
Cash Flows from Operating Activities
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

Contractual Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2015. The following numbers are presented in thousands.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
10 1/2 senior secured notes due 2017	$150,000	$—	$150,000	$—	$—
Cash interest for notes	31,500	15,750	15,750	—	—
Revolving Credit Facility due 2017	12,500	—	12,500	—	—
Cash interest for Credit Facility at current rate of 5.0%	1,158	625	533
Capital lease obligations	478	253	200	25	—
Operating leases	40,049	7,527	15,049	10,169	7,304
Total contractual obligations	$235,685	$24,155	$194,032	$10,194	$7,304

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
Revenue Recognition
Our revenues consist primarily of network services revenues, which primarily include voice and data services, wholesale services and access services. Our network services revenues are derived primarily from subscriber usage and fixed monthly recurring fees. Such revenue is recognized in the month the actual services and other charges are provided. Revenues for charges that are billed in advance of services being rendered are deferred. Services rendered for which the customer has not been billed are recorded as unbilled revenues until the period such billings are provided. Revenues from carrier interconnection and access are recognized in the month in which the service is provided, but subject to our conclusion that realization of that revenue is reasonably assured. Revenues and direct costs related to up-front service installation fees are deferred and amortized over four years, which is based on the estimated expected life of our customer base. The estimate of the expected life of our customer base was based in part on an analysis of customer turnover from which it was determined that our monthly turnover was approximately 2% along with our decision to extend our customers’ minimum contract term beyond two years. The effect of changing the estimated expected life of our customer base by one year would result in a change in the amount of revenue recognized on an annual basis of between $0.5 million and $0.8 million.
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive customer balances are reserved at 50%. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $0.8 million. We reflect all carrier related receivables on our consolidated balance sheet at the amount we expect to realize in cash.
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
The fair value of the Notes at December 31, 2015 was approximately $134.2 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase. For more information, see Note 15 to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and testing, we have concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Broadview Networks Holdings, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
March 15, 2016

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$15,173	$14,457
Certificates of deposit	1,022	1,273
Accounts receivable, less allowance for doubtful accounts of $7,967 and $5,837	23,225	23,381
Other current assets	6,460	8,782
Total current assets	45,880	47,893
Property and equipment, net	54,125	57,011
Goodwill	98,238	98,238
Intangible assets, net	1,376	2,499
Other assets	3,258	3,363
Total assets	$202,877	$209,004
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,714	$4,133
Accrued expenses and other current liabilities	15,809	15,573
Taxes payable	4,752	6,212
Deferred revenues	9,175	9,448
Current portion of capital lease obligations	253	225
Total current liabilities	34,703	35,591
10.5% senior secured notes	150,000	150,000
Revolving credit facility	12,500	10,000
Deferred rent payable	4,626	4,873
Deferred revenues	899	985
Capital lease obligations, net of current portion	225	229
Deferred income taxes payable	8,856	7,886
Other	1,875	455
Total liabilities	213,684	210,019
Stockholders’ equity (deficiency):
Common stock — $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(317,699)	(307,907)
Total stockholders’ deficiency	(10,807)	(1,015)
Total liabilities and stockholders’ deficiency	$202,877	$209,004
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Loss
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Revenues	$291,109	$300,469	$315,363
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	129,977	139,412	147,505
Selling, general and administrative	123,667	122,354	124,001
Depreciation and amortization	29,440	29,831	32,839
Total operating expenses	283,084	291,597	304,345
Income from operations	8,025	8,872	11,018
Reorganization items	—	—	(1,072)
Interest expense	(16,485)	(16,790)	(17,196)
Interest income	26	23	33
Loss before provision for income taxes	(8,434)	(7,895)	(7,217)
Provision for income taxes	(1,358)	(1,332)	(1,264)
Net loss	(9,792)	(9,227)	(8,481)
Other comprehensive income	—	—	—
Comprehensive loss	$(9,792)	$(9,227)	$(8,481)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficiency)
(in thousands, except share amounts)

	Year Ended December 31,
	2015		2014		2013
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at beginning of year	9,999,945	$100	9,999,945	$100	9,999,945	$100
Balance at end of year	9,999,945	100	9,999,945	100	9,999,945	100
Preferred stock
Balance at beginning of year	—	—	—	—	—	—
Balance at end of year	—	—	—	—	—	—
Additional paid-in capital
Balance at beginning of year		306,792		306,792		306,792
Balance at end of year		306,792		306,792		306,792
Accumulated deficit
Balance at beginning of year		(307,907)		(298,680)		(290,199)
Net loss		(9,792)		(9,227)		(8,481)
Other comprehensive income		—		—		—
Balance at end of year		(317,699)		(307,907)		(298,680)
Total stockholders’ equity (deficiency)		$(10,807)		$(1,015)		$8,212
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(9,792)	$(9,227)	$(8,481)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,317	28,262	30,646
Amortization of intangible assets	1,123	1,569	2,193
Provision for doubtful accounts	982	654	1,276
Deferred income taxes	970	969	969
Other	1,420	—	(343)
Changes in operating assets and liabilities:
Accounts receivable	(826)	415	3,090
Other current assets	1,621	(1,513)	801
Other assets	105	317	199
Accounts payable	581	(616)	316
Accrued expenses, other current liabilities and taxes payable	(1,224)	(70)	(7,326)
Deferred revenues	(359)	(770)	(499)
Deferred rent payable	(247)	(6)	57
Net cash provided by operating activities	22,671	19,984	22,898
Cash flows from investing activities
Purchases of property and equipment	(24,730)	(23,719)	(22,411)
Cash paid to acquire Common Voices	—	—	(871)
Other	251	547	737
Net cash used in investing activities	(24,479)	(23,172)	(22,545)
Cash flows from financing activities
Repayments of revolving credit facility	(3,000)	(5,000)	(5,000)
Proceeds from revolving credit facility	5,500	15,000	5,000
Proceeds from capital lease financing	338	255	208
Payments on capital lease obligations	(314)	(753)	(2,154)
Net cash provided by (used in) financing activities	2,524	9,502	(1,946)
Net increase (decrease) in cash and cash equivalents	716	6,314	(1,593)
Cash and cash equivalents at beginning of year	14,457	8,143	9,736
Cash and cash equivalents at end of year	$15,173	$14,457	$8,143
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$16,323	$16,608	$16,863
Cash paid during the year for taxes	388	363	295
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

Reorganization Items
Expenses that resulted from the Restructuring are reported as reorganization items in the Company's consolidated statements of operations. For the years ended December 31, 2015 and 2014, the Company had no reorganization items. For the year ended December 31, 2013, the Company recorded reorganization items of $1,072, which consisted entirely of professional fees.
For the years ended December 31, 2015, 2014 and 2013, the Company did not record any income from reorganization activities.

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
Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $1,862 and $1,952 as of December 31, 2015 and 2014, respectively.
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
Inventory
Inventory consists primarily of equipment and supplies used in connection with installing phone systems to new and existing customers’ locations. Inventory is included with other current assets on the Company's Consolidated Balance Sheet. The cost of inventory comprises the purchase and other costs incurred in bringing the inventories to their present location. The cost of inventory is determined using the weighted average method. There are no material estimated losses due to obsolescence due to the short period of time between the purchase of the equipment and the installation to the customer. The Company reviews other inventory for potential obsolescence each reporting period and makes adjustments as management deems necessary. There were no material adjustments for obsolescence during the years ended December 31, 2015 or 2014.

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
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment at least annually on October 1 or when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is based on projections of discounted cash flows (income approach) and the fair value of comparable telecommunication companies and recent transactions in the telecommunications industry (market approach). The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step impairment test. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of a terminal value. We believe these assumptions and estimates provide a reasonable basis for our conclusion. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy. The Company's 2015 evaluation has concluded that there is no goodwill impairment as of December 31, 2015.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
Significant Vendor
The Company purchased approximately 65% of its telecommunication services from one vendor during the years ended December 31, 2015, 2014 and 2013. Accounts payable in the accompanying consolidated balance sheets include approximately $4,284 and $3,328 and $3,550 as of December 31, 2015, 2014 and 2013, respectively, due to this vendor.
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
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for uncertain income tax positions are required in the Company’s financial statements as of December 31, 2015 and 2014. The Company currently has no federal or state income tax examinations in progress. As a result of the applicable statutes of limitations, the Company’s federal and state income tax returns for tax years before December 31, 2011 are no longer subject to examination by the Internal Revenue Service or state departments of revenue.
Software Development Costs
The Company capitalizes the cost of internal use software. Costs incurred during the preliminary stage are expensed as selling, general and administrative expenses as incurred while costs incurred during the application stage are capitalized. The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life of two years, when it is ready for its intended use. The Company incurred software development expenses of $856, $760 and $703 for the years ended December 31, 2015, 2014 and 2013, respectively.
During the years ended December 31, 2015, 2014 and 2013, the Company capitalized approximately $3,378, $3,240 and $3,146 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $3,271, $3,098 and $2,928 for the years ended December 31, 2015, 2014 and 2013, respectively. The unamortized balance of capitalized software development costs as of December 31, 2015 and 2014 is $3,347 and $3,241 respectively.
Advertising
The Company expenses advertising costs in selling, general and administrative expenses in the period incurred. Advertising expenses totaled $966, $2,101 and $2,862 for the years ended December 31, 2015, 2014 and 2013, respectively.
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
In November 2015, the accounting standard which provides guidance on the classification of deferred taxes was updated. The new standard requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. For public business entities, the standard is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The adoption of this standard is not expected to have any impact on the Company’s operating results and financial position.
In February 2016, the accounting standard which provides guidance on accounting for leases was updated. The new standard requires entities to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease, which is consistent with current GAAP. However, the new standard will require both types of leases to be recognized on the balance sheet. For public companies, the update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this standard and cannot yet determine the impact of its adoption on its operating results and financial position.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

6. Other Assets
Other current assets consist of the following at December 31:

	December 31,
	2015	2014
Deferred carrier charges	$1,894	$2,562
Prepaid expenses	1,799	1,975
Inventory	1,173	1,439
Deferred credits	771	591
Other receivables	357	1,800
Other	466	415
Total other current assets	$6,460	$8,782
Other non-current assets consist of the following at December 31:

	December 31,
	2015	2014
Lease security and carrier deposits	$2,344	$2,609
Other	914	754
Total other non-current assets	$3,258	$3,363

7. Property and Equipment
Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2015	2014
Network equipment	$280,806	$259,879
Computer and office equipment	23,907	23,214
Capitalized software costs	18,538	15,160
Furniture and fixtures and other	9,593	9,318
Leasehold improvements	7,468	7,310
	340,312	314,881
Less accumulated depreciation and amortization	(286,187)	(257,870)
	$54,125	$57,011
Property and equipment includes amounts acquired under capital leases of approximately $1,773 and $2,610, net of accumulated depreciation of approximately $16,153 and $14,977 at December 31, 2015 and 2014, respectively. Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.

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
The components of intangible assets at December 31 are as follows:

	December 31,
	2015			2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$50,400	$(49,024)	$1,376	$50,400	$(47,901)	$2,499
The customer relationship intangibles are amortized on an accelerated method over their useful lives in proportion to the expected benefits to be received. Amortization of intangible assets for the years ended December 31, 2015, 2014 and 2013 amounted to $1,123, $1,569 and $2,193 respectively.
Future projected amortization expense for the years ending December 31 is as follows:

2016	$802
2017	574

$1,376

9. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2015	2014
Recurring network costs	$3,652	$3,965
Recurring operating accruals	5,485	5,236
Accrued interest	2,153	2,088
Payroll-related liabilities	4,010	3,744
Other	509	540
Total accrued expenses and other current liabilities	$15,809	$15,573

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

10. Obligations Under Capital and Operating Leases
Capital Leases
The Company leases certain equipment that meet the criteria for capitalization. The Company is obligated to repay the borrowings in monthly installments, ending in 2019. The Company had obligations of $478 outstanding under these leases at December 31, 2015.
The future minimum lease payments under all capital leases at December 31, 2015 are as follows:

2016	$290
2017	151
2018	69
2019	25
535
Less amounts representing interest	(57)
478
Less current portion	(253)
Capital lease obligations, net of current portion	$225

Operating Leases
The Company rents office space, switch locations and equipment under various operating leases. Some of the Company’s operating leases have free or escalating rent payment provisions. The future minimum lease payments under operating leases at December 31, 2015 are as follows:

2016	$7,527
2017	7,543
2018	7,506
2019	5,966
2020	4,203
Thereafter	7,304

Total minimum lease payments	$40,049
Total rent expenses under these operating leases totaled $7,664, $8,033 and $7,988 for the years ended December 31, 2015, 2014 and 2013, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.

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

The New Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of December 31, 2015. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The New Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.

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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

11. Debt (continued)

The New Notes Indenture Agreement contains covenants limiting the Company's ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2015.

Revolving Credit Facility

Credit Facility

On November 13, 2012, the Company entered into a new $25,000 Senior Revolving Credit Facility (“Credit Facility”), maturing May, 2017. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company's borrowing base has limited the availability to $17,300 of which $12,500 was outstanding as of December 31, 2015. In addition, the Company is subject to an unused line fee equal to the applicable percentage on the average daily unused portion of the revolving credit commitment. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly basis, and interest on the base rate loans is paid on a quarterly basis. The Company had $12,500 of outstanding borrowings under the Credit Facility at December 31, 2015.
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

12. Stockholders' Equity

Recapitalization
In connection with the approved Plan, as discussed in Note 2, the Company completed a recapitalization whereby all previous equity interests, including stock options or other rights to purchase the Company's existing Common Stock, were cancelled. Cancellations included Common Stock A and B as well as Series A, A-1, B, B-1 and C Preferred Stock. The Company authorized 19,000,000 shares of New Common Stock and 1,000,000 shares of New Preferred Stock. As of December 31, 2015 and 2014, the Company had 9,999,945 shares of Common Stock outstanding.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

13. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2015, 2014 and 2013 consist of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
State	$285	$360	$265
Foreign	103	3	30
	388	363	295
Deferred:
Federal	843	843	843
State	127	126	126
	970	969	969
	$1,358	$1,332	$1,264
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	(3.2)%	(4.0)%	(3.5)%
Permanent items	(2.3)%	(1.2)%	(6.4)%
Valuation allowance	(45.6)%	(46.7)%	(42.6)%
Effective income tax rate	(16.1)%	(16.9)%	(17.5)%
Permanent items in 2013 relate primarily to non-deductible restructuring costs incurred in connection with the restructuring.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

13. Income Taxes (continued)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2015 and 2014:

	December 31,
	2015	2014
Deferred tax assets:
Current
Accounts receivable	$3,196	$2,378
Deferred revenue	3,509	3,614
Other	626	788

Total deferred tax assets-current	7,331	6,780
Noncurrent
Net operating loss carry forwards	70,755	67,855
Customer lists	4,053	4,884
Trademark	1,027	1,205
Other	4,649	4,799
Total deferred tax assets-noncurrent	80,484	78,743

Total deferred tax assets	$87,815	$85,523
Deferred tax liabilities:
Current:
Other Current Liabilities	$294	$225
Total Deferred tax liabilities - Current	$294	$225
Noncurrent
Customer Lists	$526	$956
Other Non-current liabilities	103	98
Goodwill	8,856	7,886
Accelerated Depreciation	3,003	4,532

Total deferred tax liabilities-noncurrent	$12,488	$13,472
Net deferred tax assets — current:
Total Deferred tax assets-Current	$7,331	$6,780
Total Deferred tax liabilities - Current	294	225
Valuation allowance	(7,037)	(6,555)

Net current deferred tax assets	$—	$—
Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$80,484	$78,743
Deferred tax liabilities-noncurrent	12,488	13,472
Valuation allowance	(76,851)	(73,157)

Net noncurrent deferred tax liabilities	$(8,856)	$(7,886)
The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2015 and 2014 because management does not believe it is more likely than not that this asset will be realized. The net change in the Company's valuation allowance was an increase of $4,176 between 2015 and 2014. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.
At December 31, 2015, the Company had net operating loss carryforwards available totaling $184,981, which begin to expire in 2022.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

14. Employee Savings and Retirement Plan
The Company has an active contributory defined contribution plan under Section 401(k) of the Code covering all qualified employees. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the years ended December 31, 2015, 2014 and 2013, the Company did not make any contributions to the plan.
15. Fair Values of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2015 and 2014 are deemed to approximate fair value because of their liquidity and short-term nature.

The Company had outstanding borrowings of $12,500 and $10,000 on its Credit Facility as of December 31, 2015 and 2014 respectively. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its short term nature. The fair value of the Company’s New Notes was $134,230 and $139,200 as of December 31, 2015 and 2014, respectively, which was based on publicly quoted prices of the notes on that date. These are considered to be Level 1 inputs.

16. Commitments and Contingencies
The Company has employment agreements with certain key executives as of December 31, 2015. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $647, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2015 was $10,079. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at December 31, 2015. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. During 2016, the Company entered into an extension of a commercial agreement with its principal vendor expiring in 2019.

The Company is, in the ordinary course of business, under audit with several state and local taxing authorities, including an examination to determine the Company's compliance with applicable escheat laws. The Company is complying with all examinations. Any estimated liabilities are included in taxes payable at December 31, 2015. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

17. Unaudited Quarterly Results of Operations
The following are the unaudited quarterly results of operations for the years ended December 31, 2015 and 2014. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of full year results.

	2015
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$72,853	$73,079	$73,040	$72,137
Cost of revenues	33,568	32,313	32,101	31,995
Income from operations	795	2,204	2,403	2,623
Net loss	(3,752)	(2,223)	(1,942)	(1,875)

	2014
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$77,611	$76,412	$73,720	$72,726
Cost of revenues	36,278	35,182	34,058	33,894
Income from operations	1,599	3,408	2,182	1,683
Net loss	(3,065)	(1,139)	(2,360)	(2,663)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.
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
Biographies of Executive Officers
Michael K. Robinson, President and Chief Executive Officer; Director (59). Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Prior to this, Mr. Robinson had been with US LEC Corp. (now part of Windstream), a publicly traded communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson was appointed to our board of directors on January 8, 2009. Mr. Robinson also serves on the boards of directors of FairPoint Communications, Inc. (“Fairpoint”) and Lumos Networks Corp. (“Lumos”). In addition, Mr. Robinson serves on various committees of such boards, including audit (FairPoint and Lumos), regulatory (Fairpoint) and nominating/governance (Lumos). Mr. Robinson participates in various industry associations. Mr. Robinson holds a masters degree in business administration from Wake Forest University.
Brian P. Crotty, Chief Operating Officer (45). Mr. Crotty joined the Company as Chief Operating Officer in 2000, originally with Bridgecom International, which acquired Broadview Networks in 2005. Mr. Crotty has over 23 years of senior management experience in the communications industry. In his role with Broadview, he is heavily involved in strategy and responsible for all revenue generation, revenue retention and all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, customer repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s President and Chief Operating Officer. Prior to joining Bridgecom, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd., through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first CLECs in the state of Wisconsin. In addition, Mr. Crotty has also served as President and CEO with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.

Corey Rinker, Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (57). Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker also possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Secretary and Treasurer of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.
Charles C. Hunter, Executive Vice President, General Counsel and Secretary (62). Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 35-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly three decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.
Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (62). Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services, including the development of the software, systems and technology underlying our flagship OfficeSuite® Phone platform. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and CRM systems, software and IT infrastructure. Mr. Shulman has over 37 years of leadership experience in communications technology. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore) and Bell Laboratories. He holds a B.E. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on the advisory board of Baker Capital.
Terrence J. Anderson, Executive Vice President - Corporate Development (49). Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital and offered financial direction. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.

Biographies of Directors
Antony M. Abate (51). Mr. Abate is currently serving as both Chief Operating Officer and Chief Financial Officer of Echo360, Inc, a SaaS active learning solutions provider for post secondary education and corporate training. Echo360 supports 3 million users and over 700 institutions across 30 countries. Prior to joining Echo360, Mr. Abate spent several years as an investor at Battery Ventures and Whitney & Company. From 1991 to 1996, Mr. Abate served as a consultant at McKinsey & Company, advising several leading publicly traded companies in the digital mobile, consumer broadband and Internet telephony sectors. Previously, Mr. Abate served as an officer in the U.S. Air Force as a product manager. Mr. Abate served on the board of directors of Looking Glass Networks, Informio, Novaxess, Usinternetworking, RelevantKnowledge and Cbeyond Communications. Mr. Abate holds a B.S.E. in Electrical Engineering from Duke University with honors and an M.B.A. with honors from Harvard Business School. Mr. Abate has served as one of our directors since November 13, 2012.

John R. Brecker (52). From 1999 to 2012, Mr. Brecker served as Principal and Co-founder of Longacre Fund Management specializing in distressed debt and credit investing. From 2005 to 2012, Mr. Brecker also served as Principal and Co-founder of Longacre Special Equities Fund Management. Prior to 1999, Mr. Brecker spent over 10 years in various positions as a trader at firms such as Bear, Stearns & Co. and Angel & Frankel. Mr. Brecker holds a B.A. from American University and a J.D. from St. John’s University School of Law. Mr. Brecker currently serves on the board of directors for Nelson Education Ltd., ACA Financial Guaranty Corporation, Targus Group International, PMI Group, Inc., Refrigerator Holdings, Inc., and Catalyst Paper, Inc. Mr. Brecker also serves on the audit committee of Nelson Education Ltd. and Catalyst Paper, Inc. In addition, Mr. Brecker serves on the compensation committee of ACA Financial Guaranty Corporation. Mr. Brecker has served as one of our directors since November 13, 2012.
Jeffrey A. Brodsky (57). Mr. Brodsky is currently serving as Managing Director of Quest Turnaround Advisors, LLC, a financial advisory and restructuring firm Mr. Brodsky co-founded in 2000.  He is also leading Quest’s role as Plan Administrator of Adelphia Communications Corporation and as Trust Administrator of the Adelphia Recovery Trust. Mr. Brodsky also currently serves as a director of Her Justice, Inc.  Previously Mr. Brodsky led Quest's role as Liquidation Manager of the ResCap Liquidating Trust and served as Chairman, President and CEO of PTV, Inc. (formerly NTL Incorporated) until its dissolution in October 2010,  as non-executive chairman of AboveNet, Inc., and Horizon Lines, Inc., and a director of Euramax Holdings, Inc., Motor Coach International, Inc., EBG Holdings, LLC, Titan Energy Partners, LP, TVMAX, Inc., Morris Material Handling, Inc., Comdisco Holdings, Inc. and Hawaiian Airlines, Inc.  Mr. Brodsky holds a B.S. from New York University College of Business and Public Administration and an M.B.A. from New York University Graduate School of Business. Mr. Brodsky is a Certified Public Accountant.  Mr. Brodsky has served as one of our directors since November 13, 2012.
James N. Chapman (53). Mr. Chapman is non-executive Director of CSC ServiceWorks, a provider of outsourced services to the multi-family housing and related industries. In addition, Mr. Chapman serves as non-executive Advisory Director of SkyWorks Capital, LLC, an aviation and aerospace management consulting services company based in Greenwich, Connecticut, which he joined in December 2004. Prior to SkyWorks, Mr. Chapman was affiliated with Regiment Capital Advisors, an investment advisor based in Boston specializing in high yield investments, which he joined in January 2003. Prior to Regiment, Mr. Chapman was a capital markets and strategic planning consultant and worked with private and public companies as well as hedge funds (including Regiment) across a range of industries. Mr. Chapman has over 31 years of investment banking experience across a wide range of industries including aviation/airlines, metals/mining, natural resources/energy, automotive/general manufacturing, financial services, real estate, telecommunications and healthcare. Presently, Mr. Chapman serves as a member of the board of directors of AerCap, NV, Tembec Inc. and Tower International, Inc., as well as a number of private companies. Mr. Chapman received an MBA with distinction from Dartmouth College and was elected as an Edward Tuck Scholar. He received his BA, with distinction, magna cum laude, from Dartmouth College and was elected to Phi Beta Kappa, in addition to being a Rufus Choate Scholar. Mr. Chapman has served as one of our directors since November 13, 2012.
James V. Continenza (53). Mr. Continenza is a senior executive who specializes in businesses across a variety of industries. Mr. Continenza currently serves as either Chair or Director on the board of Tembec Corp, Kodak, Merrill Corp, Aventine Renewable Energy, The Berry Company, Neff Rental, Sorenson Communications and MGage. Previously, he was a director for Southwest Georgia Ethanol, Blaze Recycling, Portola Packaging, Hawkeye Renewables, Anchor Glass Container Corp., Rath- Gibson, Inc., Rural Cellular Corp., U.S. Mobility Inc., Maxim Crane Works, Inc., Arch Wireless Inc., and Microcell Telecommunications Inc.
Mr. Continenza has served as one of our directors since November 13, 2012.

Richard J. Santagati (72). From 1994 to 2008, Mr. Santagati served as President of Merrimack College. Previously, Mr. Santagati served as President and Chief Executive Officer of Artel Communications Corporation, a communications systems provider to the New York metropolitan area. Prior 1991, Mr. Santagati spent over 20 years in various management positions at AT&T and Nynex. Mr. Santagati holds a B.S. from Merrimack College and an M.S. from the Sloan School of Management at the Massachusetts Institute of Technology. Mr. Santagati has served as one of our directors since November 13, 2012.
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
James V. Continenza

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
After being elected to the board on November 13, 2012, the members of the compensation committee conducted a review of our executive compensation policies and practices, which included the engagement of the compensation consulting firm of Lyons, Benenson and Company Inc. to assist with (i) structuring a management (long-term equity) incentive plan, (ii) creating a template for an annual cash-bonus plan, and (iii) formulating a cash- and equity-based compensation structure for its non-employee directors. Additionally, Lyons, Benenson and Company Inc. conducted a benchmarking analysis and proposed a list of peer companies. The compensation committee reviewed this proposal, and after discussion with management and the board, adopted the following as peer companies in 2013: 8x8, Inc., Adtran, Inc., Cbeyond, Inc., Cogent Communications Group, Inc., Consolidated Communications Holdings, Inc., Dialogic, Inc., Earthlink, Inc., Hickory Tech Corporation, Iridium Communications, Inc., j2 Global, Inc., Lumos Networks Corp., Mitel Networks Corporation, Network Engines, Inc., Premiere Global Services, Inc., Primus Telecommunications Group, Inc., ShoreTel, Inc., Sonus Networks, Inc., TeleCommunications Systems, Inc., tw telecom, Inc. and Vonage Holdings Corporation. These companies were chosen based on a combination of revenue, EBITDA and comparability to our business model. Although there has been some industry consolidation that affects a few of these peer companies, the compensation committee has chosen not to modify the peer group or have a new comprehensive compensation study prepared. The compensation committee, based partially on input from Lyons, Benenson and Company Inc., established a target aggregate cash compensation (base salary plus annual bonuses) between the 25th and 50th percentiles of our peer group.
With regard to a long term equity incentive program, the compensation committee will work with an external compensation consultant to establish a program comprised of a combination of equity and a cash pool.
Components of Compensation
During 2015, the compensation provided to our named executive officers consisted of base salary, annual bonus, participation in our defined contribution retirement plan and other employee benefits, and certain severance benefits and perquisites, each of which is described in more detail below.
Base Salary
The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, we intend to be competitive with our peer companies and within the telecommunications sector generally. During 2015, the base salary of each of our named executive officers was reviewed by our compensation committee and with our Chief Executive Officer (other than with respect to his compensation). Based on this review and taking into consideration the report from our compensation consultant, our named executive officers did not receive an increase in their base salaries during 2015.

Annual Bonuses
Annual bonuses are intended to compensate executives (including our named executive officers) for achieving our annual financial and strategic goals, including overall Company performance standards, new product revenue growth, and cost savings programs. In furtherance of these goals, the compensation committee established a cash-based annual incentive plan linked to the Company’s financial goals for 2015.
The compensation committee determined that the key metrics for determining a payout under the 2015 plan were Adjusted EBITDA (50% weighting), unlevered free cash flow (20% weighting), total revenue (20% weighting) and a qualitative component determined by the compensation committee in its discretion (10% weighting). Company-wide minimum, target and maximum thresholds were established for each such metric. For 2015, (i) the Adjusted EBITDA minimum, target and maximum thresholds were set at $34.1 million, $40.1 million and $48.1 million, respectively, (ii) the unlevered free cash flow minimum, target and maximum thresholds were set at $10.5 million, $12.4 million and $14.9 million, respectively, and (iii) the total revenue minimum, target and maximum thresholds were set at $250.5 million, $294.7 million and $353.6 million, respectively. Additionally, the plan required that the minimum threshold for Adjusted EBITDA for 2015 be satisfied before any payments are made under the plan (irrespective of whether other metrics for 2015 were satisfied). Based on actual performance for revenue (which was $291.1 million), Adjusted EBITDA (which was $39.6 million), free cash flow (which was $14.2 million), and the discretionary component, the weighted average payout was 102.2% of each NEO’s target bonus (40% of base salary for each NEO except for Mr. Crotty, whose target is 70% and Mr. Robinson whose target is 100%).
In addition to the annual bonus plan for executives, the Company uses various incentive bonuses to reward performance for other employees.

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
Summary Compensation Table
The following table provides information regarding the total compensation earned during the fiscal years ended December 31, 2015, 2014 and 2013 by our named executive officers (our Chief Executive Officer, our Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2015).

Name and Principal					All Other
Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Michael K. Robinson	2015	$450,000	$—	$460,215	$139,955	$1,050,170
Chief Executive Officer	2014	450,000	—	435,780	108,115	993,895
	2013	450,000	—	431,415	119,655	1,001,070

Corey Rinker	2015	270,000	—	110,452	—	380,452
Chief Financial Officer	2014	270,000	—	104,587	—	374,587
	2013	270,000	—	103,540	—	373,540

Brian P. Crotty	2015	335,000	—	239,823	—	574,823
Chief Operating Officer	2014	335,000	—	227,090	100	562,190
	2013	335,000	—	224,815	—	559,815

Charles C. Hunter	2015	270,000	—	110,452	—	380,452
Executive Vice President, General Counsel and Secretary	2014	270,000	—	104,587	—	374,587
	2013	270,000	—	103,540	—	373,540

Terrence J. Anderson	2015	270,000	—	110,452	—	380,452
Executive Vice President, Corporate Development	2014	270,000	—	104,587	—	374,587
	2013	270,000	—	103,540	—	373,540

Kenneth A. Shulman	2015	270,000	—	110,452	—	380,452
Chief Technology Officer and Chief Information Officer	2014	270,000	—	104,587	100	374,687
	2013	270,000	—	103,540	—	373,540

(1)	Amounts listed 2013, 2014 and 2015 represent payments to Messrs. Anderson, Crotty, Hunter, Rinker, Robinson and Shulman under their respective annual bonus plans.

(2)
Represents, in part, Company paid travel expenses and lodging expenses of $68,000 and a tax gross-up payment of $71,955, in order to make Mr. Robinson whole for taxes he was required to pay with respect to such expenses.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan Name	Threshold ($)	Target ($)	Maximum ($)
Michael K. Robinson	Annual Bonus Plan	337,500	$450,000	562,500

Brian P. Crotty	Annual Bonus Plan	117,875	234,500	293,125

Corey Rinker	Annual Bonus Plan	81,000	108,000	135,000

Charles C. Hunter	Annual Bonus Plan	81,000	108,000	135,000

Terrence J. Anderson	Annual Bonus Plan	81,000	108,000	135,000

Kenneth A. Shulman	Annual Bonus Plan	81,000	108,000	135,000
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
Potential Payments Upon Termination or Change in Control
Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above under the caption “Narrative Disclosure Relating to the Summary Compensation Table,” upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, without good reason prior to a change in control (“Voluntary Termination”), (ii) termination other than for cause or by the named executive officer with good reason at any time (“Involuntary Termination”), (iii) termination by reason of an executive’s death or disability (“Death or Disability Termination”), and (iv) an Involuntary Termination following a change in control (“Change in Control Termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2015, and therefore are estimates of the amounts that would have been paid to the named executive officers upon the occurrence of such triggering event.

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

(2)    As discussed above, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay, however, the Company has determined that Mr. Robinson would not have been entitled to any such gross-up payment had such termination of employment occurred on December 31, 2015.
DIRECTOR COMPENSATION
The following table summarizes the compensation received by our directors for the year ended December 31, 2015.

Name	Fees earned or paid in cash ($)	Total ($)
Anthony M. Abate (1)	$90,000	$90,000
John R. Brecker (1)	90,000	90,000
Jeffrey A. Brodsky (1)	112,500	112,500
James N. Chapman (1)	112,500	112,500
James V. Continenza (1)	97,500	97,500
Richard J. Santagati (1)	90,000	90,000

(1)	Term as director began as of November 13, 2012.
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
The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of March 15, 2016 for:

•	each person who we know beneficially owns more than 5% of our outstanding shares of Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and named executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the Commission. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below is based on 9,999,945 shares of our Common Stock outstanding as of March 15, 2016 and the shares underlying warrants held by such person that are exercisable within 60 days of March 15, 2016, but excludes shares underlying warrants held by any other person. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned by them. Unless otherwise indicated, the principal address for each of the stockholders is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573.

	Common Stock Ownership	Common Stock Percent of Class Beneficial Ownership
Michael K. Robinson (1)	2,584	0.2%
Brian P. Crotty (2)	1,875	0.1%
Terrence J. Anderson (3)	1,609	0.1%
Kenneth A. Shulman (4)	1,025	0.1%
Corey Rinker (5)	763	0.1%
Charles C. Hunter (6)	714	0.1%
Antony M. Abate	—	—%
John R. Brecker	—	—%
Jeffrey A. Brodsky	—	—%
James N. Chapman	—	—%
James V. Continenza	—	—%
Richard J. Santagati	—	—%

Directors and Executive
Officers as a Group (7)	8,570	0.7%

Fidelity (8)	3,620,498	36.2%
MSD Credit Opportunity Fund, L.P. (9)	1,660,577	16.6%
High River (10)	1,654,218	16.5%
MCG (11)	132,779	9.5%
BlackRock (12)	883,150	8.8%

(1)	Mr. Robinson beneficially owns 2,584 shares of Common Stock, a Series A-1 warrant to acquire 12,776 shares of Common Stock and a Series A-2 warrant to acquire 4,839 shares of Common Stock.

(2)	Mr. Crotty beneficially owns 1,875 shares of Common Stock, a Series A-1 warrant to acquire 9,272 shares of Common Stock and a Series A-2 warrant to acquire 3,512 shares of Common Stock.

(3)	Mr. Anderson beneficially owns 1,609 shares of Common Stock, a Series A-1 warrant to acquire 7,954 shares of Common Stock and a Series A-2 warrant to acquire 3,013 shares of Common Stock.

(4)	Mr. Shulman beneficially owns 1,025 shares of Common Stock, a Series A-1 warrant to acquire 5,068 shares of Common Stock and a Series A-2 warrant to acquire 1,919 shares of Common Stock.

(5)	Mr. Rinker beneficially owns 763 shares of Common Stock, a Series A-1 warrant to acquire 3,774 shares of Common Stock and a Series A-2 warrant to acquire 1,429 shares of Common Stock.

(6)	Mr. Hunter beneficially owns 714 shares of Common Stock, a Series A-1 warrant to acquire 3,531 shares of Common Stock and a Series A-2 warrant to acquire 1,337 shares of Common Stock.

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
Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2015 and 2014
(in thousands):

	Year Ended December 31,
	2015	2014
Audit Fees	$816	$808
Reorganization Fees	—	—
All Other Fees	2	2
Total Fees	$818	$810
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
Financial Statements (See Item 8)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements
Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charges to Expenses	Other Accounts	Deductions (a)	Balance at End of Period
Allowance for uncollectible accounts receivable:
Year Ended December 31, 2013	$7,460	$1,276	$1,230	$(3,928)	$6,037
Year Ended December 31, 2014	6,037	654	874	(1,728)	5,837
Year Ended December 31, 2015	5,837	982	964	184	7,967
Valuation allowance for deferred tax assets:
Year Ended December 31, 2013	$71,977	$—	$3,896	$—	$75,873
Year Ended December 31, 2014	75,873	—	3,839	—	79,712
Year Ended December 31, 2015	79,712	—	4,176	—	83,888

(a)	Allowance for Uncollectible Accounts Receivable includes amounts written off as uncollectible.
(b) Exhibits

Exhibit

No._	Description_____________________________________________________________________________________

2.1	Disclosure Statement for Solicitation of Acceptances of a Prepackaged Plan of Reorganization, dated July 13, 2012 (together with the exhibits thereto).(a)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 2016.

BROADVIEW NETWORKS HOLDINGS, INC.
By:		/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Robinson	Chief Executive Officer, President, and Director	March 15, 2016
Michael K. Robinson

/s/ Corey Rinker	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary	March 15, 2016
Corey Rinker

/s/ Anthony M.Abate	Director	March 15, 2016
Anthony M. Abate

/s/ John R. Brecker	Director	March 15, 2016
John R. Brecker

/s/ Jeffrey A. Brodsky	Director	March 15, 2016
Jeffrey A. Brodsky

/s/ James N. Chapman	Director	March 15, 2016
James N. Chapman

/s/ James V. Contienza	Director	March 15, 2016
James V. Continenza

/s/ Richard J. Santagati	Director	March 15, 2016
Richard J. Santagati

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.