Form 10-Q
period 2016-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2016-05-10
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2016
Common Stock, $.01 par value per share	9,999,945

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

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)
Insert Title Here

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,613	$15,173
Certificates of deposit	1,022	1,022
Accounts receivable, less allowance for doubtful accounts of $6,548 and $7,967	21,864	23,225
Other current assets	6,956	6,460
Total current assets	48,455	45,880
Property and equipment, net	52,973	54,125
Goodwill	98,238	98,238
Intangible assets, net	1,175	1,376
Other assets	3,297	3,258
Total assets	$204,138	$202,877
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$2,574	$4,714
Accrued expenses and other current liabilities	21,251	15,809
Taxes payable	3,788	4,752
Deferred revenues	9,194	9,175
Current portion of capital lease obligations	256	253
Total current liabilities	37,063	34,703
10.5% senior secured notes	150,000	150,000
Revolving credit facility	11,500	12,500
Deferred rent payable	4,488	4,626
Deferred revenues	883	899
Capital lease obligations, net of current portion	169	225
Deferred income taxes payable	9,098	8,856
Other	1,904	1,875
Total liabilities	215,105	213,684
Stockholders’ deficiency:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(317,859)	(317,699)
Total stockholders’ deficiency	(10,967)	(10,807)
Total liabilities and stockholders’ deficiency	$204,138	$202,877

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Revenues	$71,923	$72,853
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	31,309	33,568
Selling, general and administrative	29,097	31,030
Depreciation and amortization	7,175	7,460
Total operating expenses	67,581	72,058
Income from operations	4,342	795
Interest expense	(4,189)	(4,224)
Interest income	10	8
Income (loss) before provision for income taxes	163	(3,421)
Provision for income taxes	(323)	(331)
Net loss	(160)	(3,752)
Other comprehensive income	—	—
Comprehensive loss	$(160)	$(3,752)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(160)	$(3,752)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,974	7,179
Amortization of intangible assets	201	281
Provision for doubtful accounts	253	236
Deferred income taxes	242	242
Other	29	13
Changes in operating assets and liabilities:
Accounts receivable	1,108	(505)
Other current assets	(898)	(234)
Other assets	(39)	(64)
Accounts payable	(2,140)	(930)
Accrued expenses, other current liabilities and taxes payable	4,478	4,572
Deferred revenues	3	62
Deferred rent payable	(138)	(99)
Net cash provided by operating activities	9,913	7,001

Cash flows from investing activities
Purchases of property and equipment	(5,420)	(6,744)
Net cash used in investing activities	(5,420)	(6,744)

Cash flows from financing activities
Repayments of revolving credit facility	(1,000)	—
Proceeds from capital lease financing	—	22
Payments on capital lease obligations	(53)	(62)
Net cash used in financing activities	(1,053)	(40)

Net increase in cash and cash equivalents	3,440	217
Cash and cash equivalents at beginning of period	15,173	14,457
Cash and cash equivalents at end of period	$18,613	$14,674

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
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited condensed financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2015 contained in the Company’s Form 10-K filed with the SEC on March 15, 2016. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management periodically reviews such estimates and assumptions as circumstances dictate. Actual results could differ from those estimates.

2.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 were deemed to approximate fair value because of their liquidity and short-term nature.
The Company had outstanding borrowings of $11,500 and $12,500 on its Credit Facility as of March 31, 2016 and December 31, 2015 respectively. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its relative short term nature. The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $131,250 and $134,230 at March 31, 2016 and December 31, 2015, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

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
The Company has employment agreements with certain key executives. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $647, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2016 was $10,447. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at March 31, 2016. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
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
The Company is, in the ordinary course of business, under audit with several state and local taxing authorities, including an examination to determine the Company's compliance with applicable escheat laws. The Company is complying with all examinations. Any estimated liabilities are included in taxes payable at March 31, 2016. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

5.	Debt
The Company has $150,000 of 10.5% Senior Secured Notes due on November 15, 2017 (the “Notes”) outstanding. The Company may redeem the Notes, at its option, in whole or in part at any time prior to November 15, 2017, upon not less than 30 days' or more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) set forth below:

Year	Percentage
30 months to 42 months following the Issue Date	103%
42 months to 54 months following the Issue Date	102%
54 months to 60 months following the Issue Date	100%
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of March 31, 2016. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of the intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company's borrowing base has limited the availability to $17,000 of which $11,500 was outstanding as of March 31, 2016.

6.	Income Taxes
At March 31, 2016, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $185,329 which begin to expire in 2022. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2015 filed with the SEC. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts included in tables are presented in thousands.

Overview

We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 160,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States with a similar number of currently active licenses.
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
As of March 31, 2016, we provided our services to over 20,000 business customers nationwide. For the three months ended March 31, 2016, approximately 88% of our total revenue was generated from end-users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the three months ended March 31, 2016, we generated revenues of $71.9 million and Adjusted EBITDA of $11.5 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.
For the three months ended March 31, 2016, and the years ended December 31, 2015 and 2014, we recorded operating income of $4.3 million, $8.0 million and $8.9 million, respectively. For the three months ended March 31, 2016 and for the years ended December 31, 2015 and 2014, we recorded net losses of $0.2 million, $9.8 million and $9.2 million, respectively. Although we expect to have net losses for the foreseeable future, we continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.

Our business is subject to several macro trends, some of which negatively affect our operating performance. Among these negative trends are lower wireline voice usage per customer, which translates into less usage-based revenue and lower unit pricing for certain services. In addition, we continue to face other industry-wide trends including rapid technology changes and overall increases in competition from existing large competitors such as Verizon Communciations, Inc. (“Verizon”) and established cable operators, competitive local exchange carriers and newer entrants such as cloud, wireless and other service providers. We are also facing a significant work stoppage at Verizon, our largest supplier. This may negatively affect our operating performance until it is resolved. These factors are partially mitigated by several positive factors.  These include a more stable customer base, increasing revenue per customer due to the trend of customers buying more products from us as we deploy new technology and expand our offerings, higher contribution margins for our cloud services, a focus on larger customers and an overall increase in demand for data, managed and cloud-based services.  Although our overall revenue has declined, we have partially mitigated the impact of the revenue decline on our overall operating results by various price increases, revenue assurance efforts, reducing costs of revenue and certain of our selling, general and administrative (“SG&A”) costs, and by the achievement of certain operating efficiencies throughout the organization.
As of March 31, 2016, we had approximately 160 sales, sales management and sales support employees, including approximately 115 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through channel partners, VARs/nationwide distributors/strategic partners and web channels.
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
For the three months ended March 31, 2016, revenue from customers purchasing T-1- and IP-based products and cloud-based services represented 83% of our end-user revenue with the remaining 17% of end-user revenue coming from customers purchasing only traditional services. Of the 83% of end-user revenue from customers purchasing T-1- and IP-based products and cloud-based services, 33% of end-user revenue was generated by cloud-based services, 35% of end-user revenue was generated by other T-1- and IP-based products, and 15% of end-user revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 85% of new end-user sales, with typical incremental gross profit margins in excess of 60%. Cloud-based services, including cloud-based computing services, represented approximately 61% of new end-user sales while other T-1- and IP-based products represented 24% of new end-user sales. Since 2012, cloud-based products and services have grown at a 14% compounded annual growth rate (“CAGR”). Annual growth of our end-user cloud revenue stream slowed substantially following our 2012 restructuring. However, in recent periods we have seen a renewed acceleration of our end-user cloud revenue.  End-user cloud revenue for the first quarter of 2016 sequentially increased 4.4% relative to the fourth quarter of 2015, which equates to an annualized growth rate approaching 18%. Our end-user cloud revenue increased 17% in the first quarter 2016 relative to the first quarter of 2015 and increased 14% in the first quarter of 2015 relative to the same period in 2014.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to IRU's and 257 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, Virtual Private Network (“VPN”) and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper (“EoC”) access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and multiprotocol label switching (“MPLS”)-based infrastructure, which enhances the performance of our network. As of March 31, 2016, approximately 76% of our total installed lines were provisioned on-net.
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

As a result of these initiatives, our recent levels of new customers, sales activations, backlog pending activation and customer and revenue retention have improved. Because of these and other factors, we believe we are in a period of relative revenue and EBITDA stability, and will continue to focus on further accelerating the growth of our cloud revenue stream. However, during the transition to improving results, we may continue to experience some volatility due to several factors, including but not limited to our ongoing growth investments and the occurrence of certain non-recurring items that affect our results.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2016	2015
Revenues:
Voice and data services:
Cloud	27.9%	23.6%
NonCloud	57.5%	61.7%
Ancillary	2.5%	2.7%
Voice and data services	87.9%	88.0%
Wholesale	9.2%	8.9%
Access	2.1%	1.6%
Total network services	99.2%	98.5%
Other	0.8%	1.5%
Total revenues	100.0%	100.0%
Operating expenses:
Network services	43.5%	45.5%
Other cost of revenues	0.1%	0.6%
Selling, general and administrative	40.4%	42.6%
Depreciation and amortization	10.0%	10.2%
Total operating expenses	94.0%	98.9%

Income from operations	6.0%	1.1%
Interest expense, net of interest income	(5.8)%	(5.8)%
Income (loss) before provision for income taxes	0.2%	(4.7)%
Provision for income taxes	(0.4)%	(0.5)%

Net loss	(0.2)%	(5.2)%

Key Components of Results of Operations
Revenues

Our revenues, as detailed in the table above, consist primarily of network services revenues, which consists primarily of voice and data managed and cloud-based services, wholesale services and access services. Voice and data services consist of local dial tone, long distance and data services, as well as managed and cloud-based services. Wholesale services consist of voice and data services, cloud-based services, and transport services provided to other carriers, as well as data colocation services provided to end users and other carriers. Similar to our end-user revenue, greater than 20% of our wholesale revenue stream consists of cloud-based services. Carrier access services include carrier access and reciprocal compensation revenue, which consists primarily of usage charges that we bill to other carriers to originate and terminate their calls from and to our customers. Network services revenues represents a predominantly recurring revenue stream linked to our end-user and wholesale customers.
For the three months ended March 31, 2016 approximately 88% of our total revenue was generated from end-user customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2012 to 2016 at a 14% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved since 2009, with an average quarterly decrease of $0.2 million in the four quarters ended March 31, 2016 as compared to a peak sequential decrease of $4.7 million in the quarter ended June 30, 2009. Our cloud-based products and services comprised approximately 33% of our end-user revenue and approximately 61% of new end-user sales for the three months ended March 31, 2016. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.

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
The costs to obtain local loops, digital lines and high capacity digital interoffice transport facilities from the ILECs vary by carrier and state, are governed by our various ILEC interconnection agreements and other ILEC contracts and tariffs and are regulated under federal and state laws. Within our footprint we often obtain local loops, T-1 lines and interoffice transport capacity from the ILECs. We also obtain interoffice facilities from carriers other than the ILECs, where possible, in order to lower costs and improve network redundancy; however, in many cases, the ILECs are our only source for local loops and T-1 lines. We have entered into agreements with cable providers as another alternative for local loops. We do not expect these extensions to materially impact our future financial condition, results of operations, of cash flows.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2016	2015
Income from operations	$4,342	$795
Add back non-gross profit items included in income from operations:
Depreciation and amortization	7,175	7,460
Selling, general and administrative	29,097	31,030
Gross profit	$40,614	$39,285
Percentage of total revenue	56.5%	53.9%
Gross profit is not a financial measurement prepared in accordance with GAAP. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Result of Operations — Gross Profit (exclusive of depreciation and amortization)” in our Form 10-K for the year ended December 31, 2015 for our reasons for including gross profit data in this quarterly report and for material limitations with respect to the usefulness of this measurement.
Selling, General and Administrative
Selling, General and Administrative is comprised primarily of salaries and related expenses, software development expenses, occupancy costs, sales and marketing expenses, commission expenses, bad debt expense, billing expenses, professional services expenses, and insurance expenses.
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
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2016	2015
Net loss	$(160)	$(3,752)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	7,175	7,460
Interest expense, net of interest income	4,179	4,216
Provision for income taxes	323	331

EBITDA	11,517	8,255
Professional fees related to strategic initiatives	14	—
Adjusted EBITDA	$11,531	$8,255
Percentage of total revenues	16.0%	11.3%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the Form 10-K for the year ended December 31, 2015 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2016 and 2015.
The following table provides a breakdown of components of our gross profit for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$71,325	99.2%	$71,770	98.5%	(0.6)%
Other	598	0.8%	1,083	1.5%	(44.8)%
Total revenues	71,923	100.0%	72,853	100.0%	(1.3)%
Cost of revenues:
Network services	31,255	43.5%	33,153	45.5%	(5.7)%
Other	54	0.1%	414	0.6%	(87.0)%
Total cost of revenues	31,309	43.5%	33,567	46.1%	(6.7)%
Gross profit:
Network services	40,070	55.7%	38,617	53.0%	3.8%
Other	544	0.8%	669	0.9%	(18.7)%
Total gross profit	$40,614	56.5%	$39,286	53.9%	3.4%

Revenues
Revenues for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$20,099	27.9%	$17,204	23.6%	16.8%
NonCloud	41,345	57.5%	44,952	61.7%	(8.0)%
Ancillary	1,789	2.5%	1,940	2.7%	(7.8)%
Voice and data services	63,233	87.9%	64,096	88.0%	(1.3)%
Wholesale	6,585	9.2%	6,460	8.9%	1.9%
Access	1,507	2.1%	1,214	1.6%	24.1%
Total network services	71,325	99.2%	71,770	98.5%	(0.6)%
Other	598	0.8%	1,083	1.5%	(44.8)%
Total revenues	$71,923	100.0%	$72,853	100.0%	(1.3)%

Revenues from voice and data services decreased $0.9 million, or 1.3%, between 2015 and 2016. Within voice and data services, revenues from cloud-based services increased $2.9 million, or 16.8%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $3.6 million, or 8.0%; and ancillary voice and data revenues decreased $0.2 million.  The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Wholesale revenues increased by $0.1 million or 1.9%. Access revenues increased by $0.3 million, or 24.1%, due to several factors, including: i) increased levels of traffic to which access charges are applicable, offset by ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues decreased $0.5 million or 44.8% between 2015 and 2016.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $31.3 million for the three months ended March 31, 2016, a decrease of 6.7% from $33.6 million for the same period in 2015, primarily due to our overall decline in revenue. The decrease is also due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 43.5% for the three months ended March 31, 2016 from 46.1% for the same period in 2015.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $40.6 million for the three months ended March 31, 2016, an increase of 3.4% from $39.3 million for the same period in 2015. As a percentage of revenues, gross profit increased to 56.5% in 2016 from 53.9% in 2015. We are focusing sales initiatives towards increasing the amount of cloud-based services and T-1-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative

SG&A expenses were $29.1 million, 40.4% of revenues, for the three months ended March 31, 2016, a decrease of 6.2% from $31.0 million, 42.6% of revenues, for the same period in 2015. This decrease is primarily due to i) $0.8 million reduction in headcount and related expenses, ii) $0.3 million reduction in property leases and utilities, iii) $0.3 million reduction in outside services, and iv) $0.5 million net reduction in various other expenses. In addition, both the three months ended March 31, 2016 and 2015 include approximately $0.8 million of additional employer payroll tax expenses relative to the final quarter of the prior fiscal year. This expense relates to employer payroll tax obligations which progressively reduce throughout the calendar year as individual employees meet the annual maximum for such tax.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $7.2 million for the three months ended March 31, 2016, a decrease of 3.8% from $7.5 million for the same period in 2015. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated in 2015.
Interest

Interest expense was unchanged. Our effective annual interest rates for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Interest expense	$4,189	$4,224
Weighted average debt outstanding	$162,364	$160,435
Effective interest rate	10.32%	10.53%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million and is due in May 2017. Any outstanding amounts under the Revolving Credit Facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $17.0 million, of which $11.5 million was outstanding as of March 31, 2016. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, which are due in November 2017, capital expenditures and working capital. As of March 31, 2016, our $18.6 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits. We anticipate that our current cash and cash equivalents balances, along with cash generated from operations, will be sufficient to meet working capital requirements for at least the next twelve months.
As of March 31, 2016, we will require approximately $31.5 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the three months ended March 31, 2016, the Company incurred capital expenditures of $5.4 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $10.4 million as of March 31, 2016. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Cash Flows from Operating Activities
Cash provided by operating activities was $9.9 million for the three months ended March 31, 2016, compared to $7.0 million for the same period in 2015. This increase in cash flow from operating activities is primarily due to the timing of ordinary business operating activities.
Cash Flows from Investing Activities
Cash used in investing activities was $5.4 million for the three months ended March 31, 2016, compared to $6.7 million for of the same period in 2015. The change in cash flow from investing activities was primarily due to a decrease in capital expenditures of $1.3 million.
Cash Flows from Financing Activities
Cash flows used in financing activities was $1.1 million for the three months ended March 31, 2016, compared to $0 for the same period in 2015. The change in cash flows from financing activities was primarily due to repayments on our revolving credit facility of $1.0 million.

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
For more information, see the section of our Form 10-K for the year ended December 31, 2015 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates”.

Other Matters
At March 31, 2016, we had NOLs available totaling approximately $185.3 million, which begin to expire in 2022. As of March 31, 2016, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2016. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at March 31, 2016, was approximately $131.3 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For more information, see the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2015.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2015, which should be read in conjunction with this report.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2016.

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