Form 10-Q
period 2016-06-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2016-08-04
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Stock, $.01 par value per share	9,999,945

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,805	$15,173
Certificates of deposit	1,022	1,022
Accounts receivable, less allowance for doubtful accounts of $7,386 and $7,967	22,382	23,225
Other current assets	6,871	6,460
Total current assets	46,080	45,880
Property and equipment, net	51,802	54,125
Goodwill	98,238	98,238
Intangible assets, net	975	1,376
Other assets	3,251	3,258
Total assets	$200,346	$202,877
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,008	$4,714
Accrued expenses and other current liabilities	14,403	15,809
Taxes payable	4,289	4,752
Deferred revenues	9,701	9,175
Current portion of capital lease obligations	218	253
Total current liabilities	32,619	34,703
10.5% senior secured notes	150,000	150,000
Revolving credit facility	11,500	12,500
Deferred rent payable	4,294	4,626
Deferred revenues	936	899
Capital lease obligations, net of current portion	137	225
Deferred income taxes payable	9,341	8,856
Other	1,915	1,875
Total liabilities	210,742	213,684
Stockholders’ deficiency:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(317,288)	(317,699)
Total stockholders’ deficiency	(10,396)	(10,807)
Total liabilities and stockholders’ deficiency	$200,346	$202,877

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$72,865	$73,079	$144,790	$145,931
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	30,818	32,313	62,127	65,881
Selling, general and administrative	29,844	31,212	58,941	62,242
Depreciation and amortization	7,134	7,350	14,308	14,810
Total operating expenses	67,796	70,875	135,376	142,933
Income from operations	5,069	2,204	9,414	2,998
Interest expense	(4,202)	(4,017)	(8,391)	(8,241)
Interest income	8	5	18	13
Income (loss) before provision for income taxes	875	(1,808)	1,041	(5,230)
Provision for income taxes	(306)	(415)	(630)	(746)
Net income (loss)	569	(2,223)	411	(5,976)
Other comprehensive income	—	—	—	—
Comprehensive income (loss)	$569	$(2,223)	$411	$(5,976)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$411	$(5,976)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	13,907	14,248
Amortization of intangible assets	401	562
Provision for doubtful accounts	552	506
Deferred income taxes	485	485
Other	40	32
Changes in operating assets and liabilities:
Accounts receivable	291	(380)
Other current assets	(883)	1,241
Other assets	7	(97)
Accounts payable	(706)	112
Accrued expenses, other current liabilities and taxes payable	(1,869)	(2,970)
Deferred revenues	563	(135)
Deferred rent payable	(332)	(97)
Net cash provided by operating activities	12,867	7,531

Cash flows from investing activities
Purchases of property and equipment	(11,112)	(12,499)
Other	—	(2)
Net cash used in investing activities	(11,112)	(12,501)

Cash flows from financing activities
Repayments of revolving credit facility	(1,000)	—
Proceeds from capital lease financing	—	219
Payments on capital lease obligations	(123)	(152)
Net cash (used in) provided by financing activities	(1,123)	67

Net increase (decrease) in cash and cash equivalents	632	(4,903)
Cash and cash equivalents at beginning of period	15,173	14,457
Cash and cash equivalents at end of period	$15,805	$9,554

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
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 were deemed to approximate fair value because of their liquidity and short-term nature.
The Company had outstanding borrowings of $11,500 and $12,500 on its revolving credit facility as of June 30, 2016 and December 31, 2015, respectively. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its relative short term nature. The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $124,670 and $134,230 at June 30, 2016 and December 31, 2015, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

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
The Company has standby letters of credit outstanding of $526, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at June 30, 2016 was $10,453. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at June 30, 2016. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
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
The Company is, in the ordinary course of business, under audit with several state and local taxing authorities, including an examination to determine the Company's compliance with applicable escheat laws. The Company is complying with all examinations. Any estimated liabilities are included in taxes payable at June 30, 2016. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

5.	Debt
The Company has $150,000 of 10.5% Senior Secured Notes due on November 15, 2017 (the “Notes”) outstanding. The Company may redeem the Notes, at its option, in whole or in part at any time prior to November 15, 2017, upon not less than 30 days' or more than 60 days’ notice, at the following redemption prices (expressed as percentages of the principal amount thereof) set forth below:

Year	Percentage
42 months to 54 months following the Issue Date	102%
54 months to 60 months following the Issue Date	100%
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of June 30, 2016. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of the intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company's borrowing base has limited the availability to $18,200, of which $11,500 was outstanding as of June 30, 2016.

6.	Income Taxes
At June 30, 2016, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $184,218 which begin to expire in 2022. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 165,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States with a similar number of currently active licenses.
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
As of June 30, 2016, we provided our services to over 20,000 business customers nationwide. For the six months ended June 30, 2016, approximately 88% of our total revenue was generated from end-users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the six months ended June 30, 2016, we generated revenues of $144.8 million and Adjusted EBITDA of $24.1 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.
For the six months ended June 30, 2016, and the years ended December 31, 2015 and 2014, we recorded operating income of $9.4 million, $8.0 million and $8.9 million, respectively. For the six months ended June 30, 2016 we recorded net income of $0.4 million and for the years ended December 31, 2015 and 2014, net losses of $9.8 million and $9.2 million, respectively. We continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.

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
As of June 30, 2016, we had approximately 155 sales, sales management and sales support employees, including approximately 115 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through channel partners, VARs/nationwide distributors/strategic partners and web channels.
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
For the six months ended June 30, 2016, revenue from customers purchasing T-1- and IP-based products and cloud-based services, including cloud-based computing services and cloud related access, represented 84% of our end-user revenue with the remaining 16% of end-user revenue coming from customers purchasing only traditional services. Of the 84% of end-user revenue from customers purchasing T-1- and IP-based products and cloud-based services, 33% of end-user revenue was generated by cloud-based services, 35% of end-user revenue was generated by other T-1- and IP-based products, and 16% of end-user revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 85% of new end-user sales, with typical incremental gross profit margins in excess of 60%. Sales of cloud-based services, including sales of both cloud-based computing services and cloud related access, represented approximately 65% of new end-user sales while other T-1- and IP-based products represented 20% of new end-user sales. Since 2012, cloud-based products and services, have grown at a 14% compounded annual growth rate (“CAGR”). Our annualized sequential end-user cloud revenue growth rate, has averaged 16% over the past six quarters with sequential increases ranging from 2.7% to 4.9%.  End-user cloud revenue for the second quarter of 2016 sequentially increased 3.8% relative to the first quarter of 2016, which equates to an annualized growth rate of 15%. Our end-user cloud revenue increased 17% in the 2nd quarter 2016 relative to the 2nd quarter of 2015. Excluding cloud related access, our end-user cloud revenue grew 4.8% in 2nd quarter of 2016 relative to the prior quarter, reflecting an annualized growth rate of just over 19%.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to IRU's and 257 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, Virtual Private Network (“VPN”) and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper (“EoC”) access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and multiprotocol label switching (“MPLS”)-based infrastructure, which enhances the performance of our network. As of June 30, 2016, approximately 76% of our total installed lines were provisioned on-net.
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

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Voice and data services:
Cloud	28.6%	24.5%	28.3%	24.1%
NonCloud	56.3%	60.0%	56.9%	60.8%
Ancillary	3.0%	2.8%	2.7%	2.7%
Voice and data services	87.9%	87.3%	87.9%	87.6%
Wholesale	9.0%	8.9%	9.1%	8.9%
Access	2.3%	2.5%	2.1%	2.1%
Total network services	99.2%	98.7%	99.1%	98.6%
Other	0.8%	1.3%	0.9%	1.4%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	42.3%	44.0%	42.9%	44.8%
Other cost of revenues	—%	0.2%	—%	0.4%
Selling, general and administrative	41.0%	42.7%	40.7%	42.6%
Depreciation and amortization	9.7%	10.1%	9.9%	10.1%
Total operating expenses	93.0%	97.0%	93.5%	97.9%

Income from operations	7.0%	3.0%	6.5%	2.1%
Interest expense, net of interest income	(5.8)%	(5.5)%	(5.8)%	(5.7)%
Income (loss) before provision for income taxes	1.2%	(2.5)%	0.7%	(3.6)%
Provision for income taxes	(0.4)%	(0.5)%	(0.4)%	(0.5)%

Net income (loss)	0.8%	(3.0)%	0.3%	(4.1)%

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

For the six months ended June 30, 2016 approximately 88% of our total revenue was generated from end-user customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2012 to 2016 at a 14% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved significantly over the past several years. We expect our voice and data revenue will continue to be characterized by significant growth in our end-user cloud revenue offsetting most, if not all, of the decline in our traditional revenue streams. Our cloud-based products and services comprised approximately 33% of our end-user revenue and approximately 65% of new end-user sales for the six months ended June 30, 2016. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from operations	$5,069	$2,204	$9,414	$2,998
Add back non-gross profit items included in income from operations:
Depreciation and amortization	7,134	7,350	14,308	14,810
Selling, general and administrative	29,844	31,212	58,941	62,242
Gross profit	$42,047	$40,766	$82,663	$80,050
Percentage of total revenue	57.7%	55.8%	57.1%	54.8%
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

Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations represents net loss before depreciation and amortization, interest income and expense, provision for income taxes, and other non-recurring items described in the table below that are not part of our core operations. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net income (loss), income from operations and revenues, to assess our historical and prospective operating performance.
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$569	$(2,223)	$411	$(5,976)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	7,134	7,350	14,308	14,810
Interest expense, net of interest income	4,194	4,012	8,373	8,228
Provision for income taxes	306	415	630	746

EBITDA	12,203	9,554	23,722	17,808
Severance and related separation costs	—	147	—	147
Professional fees related to strategic initiatives	257	—	271	—
Costs associated with early termination of lease, net	91	—	91	—
Adjusted EBITDA	$12,551	$9,701	$24,084	$17,955
Percentage of total revenues	17.2%	13.3%	16.6%	12.3%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the Form 10-K for the year ended December 31, 2015 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Set forth below is a discussion and analysis of our results of operations for the three months ended June 30, 2016 and 2015.
The following table provides a breakdown of components of our gross profit for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$72,305	99.2%	$72,162	98.7%	0.2%
Other	560	0.8%	917	1.3%	(38.9)%
Total revenues	72,865	100.0%	73,079	100.0%	(0.3)%
Cost of revenues:
Network services	30,809	42.3%	32,185	44.0%	(4.3)%
Other	9	—%	128	0.2%	(93.0)%
Total cost of revenues	30,818	42.3%	32,313	44.2%	(4.6)%
Gross profit:
Network services	41,496	56.9%	39,977	54.7%	3.8%
Other	551	0.8%	789	1.1%	(30.2)%
Total gross profit	$42,047	57.7%	$40,766	55.8%	3.1%

Revenues
Revenues for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$20,858	28.6%	$17,898	24.5%	16.5%
NonCloud	41,003	56.3%	43,845	60.0%	(6.5)%
Ancillary	2,191	3.0%	2,022	2.8%	8.4%
Voice and data services	64,052	87.9%	63,765	87.3%	0.5%
Wholesale	6,594	9.0%	6,493	8.9%	1.6%
Access	1,659	2.3%	1,904	2.5%	(12.9)%
Total network services	72,305	99.2%	72,162	98.7%	0.2%
Other	560	0.8%	917	1.3%	(38.9)%
Total revenues	$72,865	100.0%	$73,079	100.0%	(0.3)%

Revenues from voice and data services increased $0.3 million, or 0.5%, between 2015 and 2016. Within voice and data services, revenues from cloud-based services increased $3.0 million, or 16.5%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $2.8 million, or 6.5%; and ancillary voice and data revenues increased $0.2 million.  The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Wholesale revenues increased by $0.1 million or 1.6%. Access revenues decreased by $0.2 million, or 12.9%, which includes a net negative change in non-recurring amounts. Excluding the non-recurring revenue, core access revenues increased due to several factors, including: i) increased levels of traffic to which access charges are applicable, offset by ii) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues decreased $0.4 million or 38.9% between 2015 and 2016 as a result of a reduction in certain non-recurring ancillary revenues associated with our contracting traditional revenue stream.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $30.8 million for the three months ended June 30, 2016, a decrease of 4.6% from $32.3 million for the same period in 2015. The decrease is primarily due to the increased proportion of cloud-based services, the identification and elimination of certain inefficiencies in our operating platforms, and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 42.3% for the three months ended June 30, 2016 from 44.2% for the same period in 2015.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $42.0 million for the three months ended June 30, 2016, an increase of 3.1% from $40.8 million for the same period in 2015. As a percentage of revenues, gross profit increased to 57.7% in 2016 from 55.8% in 2015. We are focusing sales initiatives towards increasing the amount of cloud-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative

SG&A expenses were $29.8 million, 41.0% of revenues, for the three months ended June 30, 2016, a decrease of 4.4% from $31.2 million, 42.7% of revenues, for the same period in 2015. This decrease is primarily due to i) $0.5 million reduction in headcount and related expenses, along with ii) $0.9 million net reductions in various other expenses.

We continue to seek additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $7.1 million for the three months ended June 30, 2016, a decrease of 2.9% from $7.4 million for the same period in 2015. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated in 2015.
Interest

Interest expense was $4.2 million for the three months ended June 30, 2016 an increase of 4.6% from $4.0 million for the same period in 2015. Our effective annual interest rates for the three months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,
	2016	2015
Interest expense	$4,202	$4,017
Weighted average debt outstanding	$161,807	$160,424
Effective interest rate	10.39%	10.02%

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Set forth below is a discussion and analysis of our results of operations for the six months ended June 30, 2016 and 2015.
The following table provides a breakdown of components of our statements of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$143,632	99.1%	$143,931	98.6%	(0.2)%
Other	1,158	0.9%	2,000	1.4%	(42.1)%
Total revenues	144,790	100.0%	145,931	100.0%	(0.8)%
Cost of revenues:
Network services	62,064	42.9%	65,339	44.8%	(5.0)%
Other	63	—%	542	0.4%	(88.4)%
Total cost of revenues	62,127	42.9%	65,881	45.2%	(5.7)%
Gross profit:
Network services	81,568	56.2%	78,592	53.8%	3.8%
Other	1,095	0.9%	1,458	1.0%	(24.9)%
Total gross profit	$82,663	57.1%	$80,050	54.8%	3.3%

Revenues
Revenues for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$40,957	28.3%	$35,102	24.1%	16.7%
NonCloud	82,349	56.9%	88,797	60.8%	(7.3)%
Ancillary	3,980	2.7%	3,962	2.7%	0.5%
Voice and data services	127,286	87.9%	127,861	87.6%	(0.4)%
Wholesale	13,180	9.1%	12,952	8.9%	1.8%
Access	3,166	2.1%	3,118	2.1%	1.5%
Total network services	143,632	99.1%	143,931	98.6%	(0.2)%
Other	1,158	0.9%	2,000	1.4%	(42.1)%
Total revenues	$144,790	100.0%	$145,931	100.0%	(0.8)%

Revenues from voice and data services have decreased $0.6 million or 0.4% between 2015 and 2016. Within voice and data services, revenues from cloud-based services increased $5.9 million, or 16.7%; revenues from core voice and data services, excluding cloud-based services decreased $6.4 million, or 7.3%; and ancillary voice and data revenues were unchanged.  The decrease in revenues for non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer, and iii) lower prices per unit for certain traditional services. Wholesale revenues increased by $0.2 million or 1.8%. The increase is attributable to growth from new customers and included some non-recurring revenue. Carrier access revenues, which includes a net negative change in non-recurring amounts, increased by 1.5%. Excluding the non-recurring revenue, core access revenues increased due to several factors, including: increasing levels of traffic to which access charges are applicable, offset by lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues decreased $0.8 million or 42.1% between 2015 and 2016 as a result of a reduction in certain non-recurring ancillary revenues associated with our contracting traditional revenue stream.
.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $62.1 million for the six months ended June 30, 2016, a decrease of 5.7% from $65.9 million for the same period in 2015. The decrease is primarily due to the increased proportion of cloud-based services, the identification and elimination of certain inefficiencies in our operating platforms, and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 42.9% in 2016 from 45.2% in 2015.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $82.7 million for the six months ended June 30, 2016, an increase of 3.3% from $80.1 million for the same period in 2015. As a percentage of revenues, gross profit increased to 57.1% in 2016 from 54.8% in 2015. We are focusing sales initiatives towards increasing the amount of cloud-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative

SG&A expenses were $58.9 million, 40.7% of revenues, for the six months ended June 30, 2016, a decrease of 5.3% from $62.2 million, 42.6% of revenues, for the same period in 2015. This decrease is primarily due to i) $1.1 million reduction in headcount and related expenses, ii) $0.6 million reduction in outside services, iii) $0.3 million reduction in property leases and utilities, and iv) $1.3 million net reductions in various other expenses.

We continue to seek additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $14.3 million for the six months ended June 30, 2016, a decrease of 3.4% from $14.8 million for the same period in 2015. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated in 2015.
Interest

Interest expense was $8.4 million for the six months ended June 30, 2016, an increase of 1.8% from $8.2 million for the same period in 2015. Our effective annual interest rates for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Interest expense	$8,391	$8,241
Weighted average debt outstanding	$161,797	$160,430
Effective interest rate	10.37%	10.27%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million and is due in October 2017. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $18.2 million, of which $11.5 million was outstanding as of June 30, 2016. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, which are due in November 2017, capital expenditures and working capital. As of June 30, 2016, our $15.8 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits. We anticipate that our current cash and cash equivalents balances, along with cash generated from operations, will be sufficient to meet working capital requirements for at least the next twelve months.
As of June 30, 2016, we will require approximately $23.6 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the six months ended June 30, 2016, the Company incurred capital expenditures of $11.1 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $10.5 million as of June 30, 2016. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Cash Flows from Operating Activities
Cash provided by operating activities was $12.9 million for the six months ended June 30, 2016, compared to $7.5 million for the same period in 2015. This increase in cash flow from operating activities is primarily due to higher consolidated earnings and timing differences.
Cash Flows from Investing Activities
Cash used in investing activities was $11.1 million for the six months ended June 30, 2016, compared to $12.5 million for of the same period in 2015. The change in cash flow from investing activities was primarily due to a decrease in capital expenditures of $1.4 million.
Cash Flows from Financing Activities
Cash flows used in financing activities was $1.1 million for the six months ended June 30, 2016, compared to cash provided by financing activities of $0.1 million for the same period in 2015. The change in cash flows from financing activities was primarily due to repayments on our revolving credit facility of $1.0 million.

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

Other Matters
At June 30, 2016, we had NOLs available totaling approximately $184.2 million, which begin to expire in 2022. As of June 30, 2016, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of June 30, 2016. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at June 30, 2016, was approximately $124.7 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2016.

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