Form 10-Q
period 2016-09-30
BROADVIEW NETWORKS HOLDINGS INC
filed 2016-10-27
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2016

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2016
Common Stock, $.01 par value per share	9,999,945

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements	4

Condensed Consolidated Balance Sheets as of September 30, 2016 (unaudited) and December 31, 2015	4

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015	5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	6

Notes to Unaudited Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3. Defaults Upon Senior Securities	25

Item 4. Mine Safety Disclosures	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	27

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.LAB
Exhibit 101.PRE
Exhibit 101.DEF

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,404	$15,173
Certificates of deposit	1,022	1,022
Accounts receivable, less allowance for doubtful accounts of $6,598 and $7,967	21,679	23,225
Other current assets	8,660	6,460
Total current assets	54,765	45,880
Property and equipment, net	50,648	54,125
Goodwill	98,238	98,238
Intangible assets, net	774	1,376
Other assets	3,219	3,258
Total assets	$207,644	$202,877
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts payable	$4,336	$4,714
Accrued expenses and other current liabilities	19,768	15,809
Taxes payable	5,643	4,752
Deferred revenues	8,951	9,175
Current portion of capital lease obligations	203	253
Total current liabilities	38,901	34,703
10.5% senior secured notes	150,000	150,000
Revolving credit facility	11,500	12,500
Deferred rent payable	4,143	4,626
Deferred revenues	891	899
Capital lease obligations, net of current portion	205	225
Deferred income taxes payable	9,583	8,856
Other	1,902	1,875
Total liabilities	217,125	213,684
Stockholders’ deficiency:
Common stock - $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,792	306,792
Accumulated deficit	(316,373)	(317,699)
Total stockholders’ deficiency	(9,481)	(10,807)
Total liabilities and stockholders’ deficiency	$207,644	$202,877

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$72,837	$73,040	$217,628	$218,971
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	30,382	32,101	92,508	97,982
Selling, general and administrative	29,617	31,188	88,558	93,430
Depreciation and amortization	6,995	7,348	21,305	22,157
Total operating expenses	66,994	70,637	202,371	213,569
Income from operations	5,843	2,403	15,257	5,402
Interest expense	(4,650)	(4,019)	(13,041)	(12,260)
Interest income	11	6	29	19
Income (loss) before provision for income taxes	1,204	(1,610)	2,245	(6,839)
Provision for income taxes	(289)	(332)	(919)	(1,078)
Net income (loss)	915	(1,942)	1,326	(7,917)
Other comprehensive income	—	—	—	—
Comprehensive income (loss)	$915	$(1,942)	$1,326	$(7,917)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income (loss)	$1,326	$(7,917)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	20,703	21,315
Amortization of intangible assets	602	842
Provision for doubtful accounts	706	688
Deferred income taxes	727	727
Other	27	47
Changes in operating assets and liabilities:
Accounts receivable	840	(2,659)
Other current assets	(2,697)	1,012
Other assets	39	(12)
Accounts payable	(378)	371
Accrued expenses, other current liabilities and taxes payable	4,850	4,698
Deferred revenues	(232)	(288)
Deferred rent payable	(483)	(203)
Net cash provided by operating activities	26,030	18,621

Cash flows from investing activities
Purchases of property and equipment	(16,729)	(19,652)
Other	—	251
Net cash used in investing activities	(16,729)	(19,401)

Cash flows from financing activities
Repayments of revolving credit facility	(1,000)	(2,000)
Proceeds from capital lease financing	118	338
Payments on capital lease obligations	(188)	(247)
Net cash used in financing activities	(1,070)	(1,909)

Net increase (decrease) in cash and cash equivalents	8,231	(2,689)
Cash and cash equivalents at beginning of period	15,173	14,457
Cash and cash equivalents at end of period	$23,404	$11,768

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
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 were deemed to approximate fair value because of their liquidity and short-term nature.
The Company had outstanding borrowings of $11,500 and $12,500 on its revolving credit facility as of September 30, 2016 and December 31, 2015, respectively. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its relative short term nature. The fair value of the Company’s 10.5% Senior Secured Notes due 2017 (the “Notes”) was $147,608 and $134,230 at September 30, 2016 and December 31, 2015, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

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

In August 2014, the accounting standard which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements was updated. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The update applies to all entities and is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this standard and does not expect it to have any impact on the Company’s operating results and financial position.
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
The Company has standby letters of credit outstanding of $509, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at September 30, 2016 was $11,233. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at September 30, 2016. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
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
The Company is, in the ordinary course of business, under audit with several state and local taxing authorities, including an examination to determine the Company's compliance with applicable escheat laws. The Company is complying with all examinations. Any estimated liabilities are included in taxes payable at September 30, 2016. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

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
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of September 30, 2016. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of the intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s revolving credit facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company's borrowing base has limited the availability to $17,800, of which $11,500 was outstanding as of September 30, 2016.

6.	Income Taxes
At September 30, 2016, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $183,050 which begin to expire in 2022. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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

Overview

We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 174,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States with a similar number of currently active licenses.
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
As of September 30, 2016, we provided our services to over 20,000 business customers nationwide. For the nine months ended September 30, 2016, approximately 88% of our total revenue was generated from end-users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the nine months ended September 30, 2016, we generated revenues of $217.6 million and Adjusted EBITDA of $36.9 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.
For the nine months ended September 30, 2016, and the years ended December 31, 2015 and 2014, we recorded operating income of $15.3 million, $8.0 million and $8.9 million, respectively. For the nine months ended September 30, 2016 we recorded net income of $1.3 million and for the years ended December 31, 2015 and 2014, net losses of $9.8 million and $9.2 million, respectively. We continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.

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
As of September 30, 2016, we had approximately 150 sales, sales management and sales support employees, including approximately 110 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through channel partners, VARs/nationwide distributors/strategic partners and web channels.
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
For the nine months ended September 30, 2016, revenue from customers purchasing T-1- and IP-based products and cloud-based services, including cloud-based computing services and cloud related access, represented 84% of our end-user revenue with the remaining 16% of end-user revenue coming from customers purchasing only traditional services. Of the 84% of end-user revenue from customers purchasing T-1- and IP-based products and cloud-based services, 34% of end-user revenue was generated by cloud-based services, 34% of end-user revenue was generated by other T-1- and IP-based products, and 16% of end-user revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 87% of new end-user sales, with typical incremental gross profit margins in excess of 60%. Sales of cloud-based services, including sales of both cloud-based computing services and cloud related access, represented approximately 65% of new end-user sales while other T-1- and IP-based products represented 22% of new end-user sales. Since 2012, cloud-based products and services have grown at 14% compounded annual growth rate (“CAGR”). In the 3rd quarter of 2016 relative to the 3rd quarter of 2015, our end-user pure cloud revenue grew 21% and our end-user cloud access grew 6%, resulting in overall end-user cloud revenue growth of 17%.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to IRU's and 254 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, Virtual Private Network (“VPN”) and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper (“EoC”) access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and multiprotocol label switching (“MPLS”)-based infrastructure, which enhances the performance of our network.
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

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Voice and data services:
Cloud	29.4%	25.2%	28.7%	24.4%
NonCloud	54.6%	59.9%	56.1%	60.5%
Ancillary	4.0%	2.6%	3.1%	2.7%
Voice and data services	88.0%	87.7%	87.9%	87.6%
Wholesale	9.3%	9.0%	9.2%	8.9%
Access	1.8%	2.0%	2.1%	2.2%
Total network services	99.1%	98.7%	99.2%	98.7%
Other	0.9%	1.3%	0.8%	1.3%
Total revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Network services	41.6%	43.7%	42.4%	44.4%
Other cost of revenues	0.1%	0.2%	0.1%	0.3%
Selling, general and administrative	40.7%	42.7%	40.7%	42.7%
Depreciation and amortization	9.6%	10.1%	9.8%	10.1%
Total operating expenses	92.0%	96.7%	93.0%	97.5%

Income from operations	8.0%	3.3%	7.0%	2.5%
Interest expense, net of interest income	(6.3)%	(5.5)%	(6.0)%	(5.5)%
Income (loss) before provision for income taxes	1.7%	(2.2)%	1.0%	(3.1)%
Provision for income taxes	(0.4)%	(0.5)%	(0.4)%	(0.5)%

Net income (loss)	1.3%	(2.7)%	0.6%	(3.6)%

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

For the nine months ended September 30, 2016 approximately 88% of our total revenue was generated from end-user customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2012 to 2016 at a 14% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved significantly over the past several years. We expect our voice and data revenue will continue to be characterized by significant growth in our end-user cloud revenue offsetting most, if not all, of the decline in our traditional revenue streams. Our cloud-based products and services comprised approximately 34% of our end-user revenue and approximately 65% of new end-user sales for the nine months ended September 30, 2016. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.
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
Our off-net network services cost of revenues consists of amounts we pay to Verizon, Frontier Communications Corporation, Fairpoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to our commercial agreements with them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. Our Verizon commercial agreement expires in 2019.  The Company has also entered into multiple tariffed agreements with Verizon under which the Company purchases special access services as well as an associated commercial agreement pursuant to which the Company takes a variety of high-bandwidth services; these agreements have substantial revenue commitments.  These tariffed agreements and associated commercial agreement expire at the end of 2017.  The Frontier Communications Corporation agreement expires in October 2017, as does the AT&T agreement.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income from operations	$5,843	$2,403	$15,257	$5,402
Add back non-gross profit items included in income from operations:
Depreciation and amortization	6,995	7,348	21,305	22,157
Selling, general and administrative	29,617	31,188	88,558	93,430
Gross profit	$42,455	$40,939	$125,120	$120,989
Percentage of total revenue	58.3%	56.1%	57.5%	55.3%
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
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$915	$(1,942)	$1,326	$(7,917)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	6,995	7,348	21,305	22,157
Interest expense, net of interest income	4,639	4,013	13,012	12,241
Provision for income taxes	289	332	919	1,078

EBITDA	12,838	9,751	36,562	27,559
Severance and related separation costs	—	46	—	193
Professional fees related to strategic initiatives	—	463	271	463
Costs associated with early termination of lease, net	—	—	91	—
Adjusted EBITDA	$12,838	$10,260	$36,924	$28,215
Percentage of total revenues	17.6%	14.0%	17.0%	12.9%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the Form 10-K for the year ended December 31, 2015 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Set forth below is a discussion and analysis of our results of operations for the three months ended September 30, 2016 and 2015.
The following table provides a breakdown of components of our gross profit for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$72,216	99.1%	$72,125	98.7%	0.1%
Other	621	0.9%	915	1.3%	(32.1)%
Total revenues	72,837	100.0%	73,040	100.0%	(0.3)%
Cost of revenues:
Network services	30,298	41.6%	31,910	43.7%	(5.1)%
Other	84	0.1%	191	0.3%	(56.0)%
Total cost of revenues	30,382	41.7%	32,101	43.9%	(5.4)%
Gross profit:
Network services	41,918	57.5%	40,215	55.1%	4.2%
Other	537	0.8%	724	1.0%	(25.8)%
Total gross profit	$42,455	58.3%	$40,939	56.1%	3.7%

Revenues
Revenues for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$21,422	29.4%	$18,374	25.2%	16.6%
NonCloud	39,777	54.6%	43,777	59.9%	(9.1)%
Ancillary	2,866	4.0%	1,880	2.6%	52.4%
Voice and data services	64,065	88.0%	64,031	87.7%	0.1%
Wholesale	6,760	9.3%	6,607	9.0%	2.3%
Access	1,391	1.8%	1,487	2.0%	(6.5)%
Total network services	72,216	99.1%	72,125	98.7%	0.1%
Other	621	0.9%	915	1.3%	(32.1)%
Total revenues	$72,837	100.0%	$73,040	100.0%	(0.3)%

Revenues from voice and data services were unchanged between 2015 and 2016. Within voice and data services, revenues from cloud-based services increased $3.0 million, or 16.6%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $4.0 million, or 9.1%. The decrease in non-cloud core services was due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Ancillary voice and data revenues increased $1.0 million primarily due to nonrecurring revenue. Wholesale revenues increased by $0.2 million or 2.3%. Access revenues decreased by $0.1 million, or 6.5%, due to several factors, including: i) lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases, offset by ii) increased levels of traffic to which access charges are applicable. Other revenues decreased $0.3 million between 2015 and 2016 as a result of a reduction in certain non-recurring ancillary revenues associated with our contracting traditional revenue stream.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $30.4 million for the three months ended September 30, 2016, a decrease of 5.4% from $32.1 million for the same period in 2015. The decrease is primarily due to the increased proportion of cloud-based services, the identification and elimination of certain inefficiencies in our operating platforms, and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 41.7% for the three months ended September 30, 2016 from 43.9% for the same period in 2015.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $42.5 million for the three months ended September 30, 2016, an increase of 3.7% from $40.9 million for the same period in 2015. As a percentage of revenues, gross profit increased to 58.3% in 2016 from 56.1% in 2015. We are focusing sales initiatives towards increasing the amount of cloud-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative

SG&A expenses were $29.6 million, 40.7% of revenues, for the three months ended September 30, 2016, a decrease of 5.0% from $31.2 million, 42.7% of revenues, for the same period in 2015. This decrease is primarily due to i) $1.3 million reduction in headcount and related expenses, along with ii) $0.3 million net reductions in various other expenses.

We continue to seek additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $7.0 million for the three months ended September 30, 2016, a decrease of 4.8% from $7.3 million for the same period in 2015. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated in 2015.
Interest

Interest expense was $4.6 million for the three months ended September 30, 2016 an increase of 15.7% from $4.0 million for the same period in 2015. The increase is primarily due to the recording of non-debt related interest expense associated with contingent liabilities. Our effective annual interest rates for the three months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,
	2016	2015
Interest expense	$4,650	$4,019
Weighted average debt outstanding	$161,881	$160,452
Effective interest rate (1)	11.49%	10.02%

(1) Without the additional non-debt related interest expense as described above, the effective interest rate was 10.44% for the three months ended September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Set forth below is a discussion and analysis of our results of operations for the nine months ended September 30, 2016 and 2015.
The following table provides a breakdown of components of our statements of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$215,849	99.2%	$216,056	98.7%	(0.1)%
Other	1,779	0.8%	2,915	1.3%	(39.0)%
Total revenues	217,628	100.0%	218,971	100.0%	(0.6)%
Cost of revenues:
Network services	92,362	42.4%	97,248	44.4%	(5.0)%
Other	146	0.1%	734	0.3%	(80.1)%
Total cost of revenues	92,508	42.5%	97,982	44.7%	(5.6)%
Gross profit:
Network services	123,487	56.8%	118,808	54.3%	3.9%
Other	1,633	0.8%	2,181	1.0%	(25.1)%
Total gross profit	$125,120	57.5%	$120,989	55.3%	3.4%

Revenues
Revenues for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$62,379	28.7%	$53,476	24.4%	16.6%
NonCloud	122,126	56.1%	132,575	60.5%	(7.9)%
Ancillary	6,847	3.1%	5,841	2.7%	17.2%
Voice and data services	191,352	87.9%	191,892	87.6%	(0.3)%
Wholesale	19,939	9.2%	19,559	8.9%	1.9%
Access	4,558	2.1%	4,605	2.2%	(1.0)%
Total network services	215,849	99.2%	216,056	98.7%	(0.1)%
Other	1,779	0.8%	2,915	1.3%	(39.0)%
Total revenues	$217,628	100.0%	$218,971	100.0%	(0.6)%

Revenues from voice and data services have decreased $0.5 million or 0.3% between 2015 and 2016. Within voice and data services, revenues from cloud-based services increased $8.9 million, or 16.6%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services decreased $10.4 million, or 7.9% due to: i) a lower number of lines and customers, ii) lower usage revenue per customer, and iii) lower prices per unit for certain traditional services. Ancillary voice and data revenue increased $1 million due to nonrecurring revenue.  Wholesale revenues increased by $0.4 million or 1.9%. The increase is attributable to growth from new customers and included some non-recurring revenue. Carrier access revenues, which includes a net negative change in non-recurring amounts, decreased by 1.0%. Excluding the non-recurring revenue, core access revenues increased due to several factors, including: increasing levels of traffic to which access charges are applicable, offset by lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Other revenues decreased $1.1 million or 39% between 2015 and 2016 as a result of a reduction in certain non-recurring ancillary revenues associated with our contracting traditional revenue stream.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $92.5 million for the nine months ended September 30, 2016, a decrease of 5.6% from $98.0 million for the same period in 2015. The decrease is primarily due to the increased proportion of cloud-based services, the identification and elimination of certain inefficiencies in our operating platforms, and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 42.5% in 2016 from 44.7% in 2015.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $125.1 million for the nine months ended September 30, 2016, an increase of 3.4% from $121.0 million for the same period in 2015. As a percentage of revenues, gross profit increased to 57.5% in 2016 from 55.3% in 2015. We are focusing sales initiatives towards increasing the amount of cloud-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative

SG&A expenses were $88.6 million, 40.7% of revenues, for the nine months ended September 30, 2016, a decrease of 5.2% from $93.4 million, 42.7% of revenues, for the same period in 2015. This decrease is primarily due to i) $2.9 million reduction in headcount and related expenses, ii) $0.8 million reduction in repairs and contract maintenance, and iii) $1.1 million net reductions in various other expenses.

We continue to seek additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $21.3 million for the nine months ended September 30, 2016, a decrease of 3.8% from $22.2 million for the same period in 2015. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated in 2015.
Interest

Interest expense was $13.0 million for the nine months ended September 30, 2016, an increase of 6.4% from $12.3 million for the same period in 2015. The increase is primarily due to the recording of non-debt related interest expense associated with contingent liabilities. Our effective annual interest rates for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Interest expense	$13,041	$12,260
Weighted average debt outstanding	$161,834	$160,443
Effective interest rate (1)	10.74%	10.19%

(1) Without the additional non-debt related interest expense as described above, the effective interest rate was 10.39% for the nine months ended September 30, 2016.

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million and is due in October 2017. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $17.8 million, of which $11.5 million was outstanding as of September 30, 2016. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, which are due in November 2017, capital expenditures and working capital. As of September 30, 2016, our $23.4 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits. We anticipate that our current cash and cash equivalents balances, along with cash generated from operations, will be sufficient to meet working capital requirements for at least the next twelve months.
As of September 30, 2016, we will require approximately $23.6 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the nine months ended September 30, 2016, the Company incurred capital expenditures of $16.7 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to new revenue.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $11.2 million as of September 30, 2016. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Cash Flows from Operating Activities
Cash provided by operating activities was $26.0 million for the nine months ended September 30, 2016, compared to $18.6 million for the same period in 2015. This increase in cash flow from operating activities is primarily due to higher consolidated earnings and timing differences.
Cash Flows from Investing Activities
Cash used in investing activities was $16.7 million for the nine months ended September 30, 2016, compared to $19.4 million for the same period in 2015. The change in cash flow from investing activities was primarily due to a decrease in capital expenditures of $2.9 million.
Cash Flows from Financing Activities
Cash flows used in financing activities was $1.1 million for the nine months ended September 30, 2016, compared to $1.9 million for the same period in 2015. The change in cash flows from financing activities was primarily due to lower repayments on our revolving credit facility in 2016.

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

Other Matters
At September 30, 2016, we had NOLs available totaling approximately $183.1 million, which begin to expire in 2022. As of September 30, 2016, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of September 30, 2016. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at September 30, 2016, was approximately $147.6 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2015.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2016.

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