Form 10-K
period 2016-12-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2017-04-13
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
Form 10-K
Mark One

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2016
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 13, 2017
Common Stock, $.01 par value per share	9,993,120
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

In this report, references to “Broadview,” the “Company,” “we,” “us” and “our” refer to Broadview Networks Holdings, Inc. and its subsidiaries, unless the context indicates otherwise.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report contains both historical and forward-looking statements. All statements other than statements of historical fact included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future are forward-looking statements including, in particular, the statements about our plans, objectives, strategies and prospects regarding, among other things, our financial condition, results of operations and business. We have identified some of these forward-looking statements with words like “believe,” “may,” “will,” “should,” “expect,” “intend,” “plan,” “predict,” “anticipate,” “estimate” or “continue” and other words and terms of similar meaning. These forward-looking statements may be contained throughout this report, including but not limited to statements under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements are based on current expectations about future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control and could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. Many factors mentioned in our discussion in this report will be important in determining future results. Although we believe that the expectations reflected in these forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our plans and objectives are based, in part, on assumptions involving our continuing as a going concern and the execution of our stated business plan and objectives. Forward-looking statements (including oral representations) are only predictions or statements of current plans, which we review and update regularly. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties, including, among other things, risks associated with:

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
Company Overview

We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 182,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States with approximately 100,000 currently active licenses.
Our product portfolio provides bundled packages that include cloud-based services and network connectivity with a focus on addressing the productivity, mobility, flexibility, security and business continuity needs of end users. In addition, our growth initiatives focus sales channels on communications-intensive multi-location business customers who require multiple products and customers who are likely users of our cloud-based services. These customers generally purchase higher-margin services in multi-year contracts, resulting in higher customer retention rates and higher average monthly recurring revenue. For customers located within the footprint of 252 colocations in the Northeast and Mid-Atlantic regional markets, we offer additional IP-based and traditional communications services utilizing our network infrastructure.
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
As of December 31, 2016, we provided our services to approximately 20,000 business customers nationwide. In 2016, cloud-based services, including both cloud-based computing services and cloud related access, generated 35% of total end-user voice and data revenue, up from 17% in 2012. Revenue for these services has grown at approximately a 14% compound annual growth rate (“CAGR”) since 2012. In the fourth quarter of 2016 relative to the fourth quarter of 2015, our end-user pure cloud revenue grew 20% and our end-user cloud access revenue grew 5%, resulting in overall end-user cloud revenue growth of 16%. Approximately 40% of our current cloud-based recurring revenue stream is from customers who were previously purchasing other services from us. As the benefits of cloud-based service offerings are more widely adopted by the customers we serve, we anticipate we will convert a growing percentage of our existing customers to our cloud-based service offerings.
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

Recent Events
On April 12, 2017, we executed a definitive Agreement and Plan of Merger pursuant to which we will be acquired via a reverse triangular merger by Windstream Holdings, Inc. (“Windstream”) in an all cash transaction. The transaction has been unanimously approved by our Board of Directors and, following execution of the Agreement and Plan of Merger, stockholders holding a majority of the issued and outstanding shares of our capital stock entitled to vote approved the Agreement and Plan of Merger and the transactions contemplated thereby. The transaction has also been unanimously approved by the Board of Directors of Windstream and is not subject to any financing conditions or Windstream stockholder approval. Pursuant to the terms of the merger agreement, each share of Company common stock will receive $6.98 per share in cash at the closing of the transaction. It is anticipated that our existing indebtedness, including all of our outstanding 10.5% Senior Notes and all outstanding amounts under our $25 million revolving credit facility, will be repaid at closing. Closing of the transaction is anticipated to occur in the third quarter of 2017 and is subject only to regulatory approvals and customary closing conditions.
Products and Services
We provide our customers with a comprehensive array of cloud-based communications and IT products and services, including hosted UCaaS, virtual and dedicated servers or infrastructure as a service (“IaaS”), software as a service (“SaaS”), circuit-switched and IP-based voice and data communications services, as well as value-added products and professional IT services. Our business is to deliver complete solutions to our target customers, with a focus on helping them address their critical and complex infrastructure, productivity, security and business continuity needs.
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
IP Voice Services (VoIP and SIP)
Data Center & Collocation Services
Internet Policy Management
Firewall / Network Security
Online Fax Services
Virtual Private Networks
Cloud Services

Unified Communications as a Service. OfficeSuite® Phone, our easy-to-use, 100% cloud-based unified communications platform, provides customers with high-quality, easy-to-use phones and equipment, advanced voicemail, online fax services, and an unlimited calling plan. The service includes MyOfficeSuite, a powerful administrative and end-user portal that provides advanced Unified Communications (“UC”) capabilities such as presence and chat. The product also includes disaster avoidance and recovery capabilities, a converged IP network, intuitive management tools, 24×7 expert network monitoring, ongoing product upgrades and enhancements. Customers can choose from a wide range of LCD phones, cordless phones and connectivity options at various price points. Optional capabilities include: An extensive array of OfficeSuite® mobility options, including mobile softphones for Android, iPhone and iPad, mobile management, presence and chat clients, and mobile video and collaboration clients; OfficeSuite® Call Center Services, which provides robust call center capabilities, including advanced call routing, queuing, call recording, easy-to-use reporting and dashboard functionality; OfficeSuite® Dental, which integrates with a widely-used CRM solution used by dental practices; and an ever increasing array of integrations and connectors, including OfficeSuite® for Skype for Business, OfficeSuite® UC for CRMs, OfficeSuite® UC for Microsoft Office 365, OfficeSuite® Google Chrome Extension,

OfficeSuite® UC for Microsoft Dynamics and OfficeSuite® for Salesforce, which integrates with SalesForce.com®, a widely-used cloud-based CRM solution, as well as fully documented and modern RESTful APIs for integration
Software as a Service/Infrastructure as a Service ("SaaS/IaaS"). Our cloud computing product offerings include individual and bundled packages of subscription-based software and infrastructure services. Businesses can access cloud versions of Microsoft Exchange®. We provide packages that incorporate a robust set of mobility and remote employee features, a full suite of backup tools for desktop and server data, and both virtualized and dedicated server solutions.
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
Voice Services. We offer voice services over the Internet using Session-Initiation Protocol (“SIP”) or other similar protocols and our next-generation IP network in order to meet the needs of large and small customers who either use their own premises-based communications system or who have basic needs. We provide customer premises equipment where required to complete the customer solution. This includes customers who may have their own IP phone system, use a traditional fax machine or small customers with limited communications needs. We use UNE-Ls, EoC, digital T-1 lines and, in certain instances, our commercial agreements with other providers to service our customers.
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
Large, Diversified Customer Base. We have approximately 20,000 SMB and enterprise customers who constitute a predictable base of recurring revenue and high quality customer relationships. We believe many of these organizations are target customers to move into the cloud with an experienced provider.
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
Integrated OSS Infrastructure. We own and develop our internal operations and enterprise management software systems (our OSS), allowing us to continually innovate, develop and deliver automation across our product suite. Further leveraging our in-house software development expertise, we are continuing to evolve self-service tools and additional automation capabilities including integrations of the Salesforce.com® platform into our front-end sales processes. Fully developed in-house, our MyOfficeSuite portal, and its companion desktop and mobile clients, provides a single, adaptable portal for our OfficeSuite® customers to administer, operate and leverage their services from any device. Designed to be user-friendly for users and administrators alike, the MyOfficeSuite family provides full management, instantaneous changes from the online dashboard using customizable widgets and real-time presence, chat and call control.. We have further extended the MyOfficeSuite portal family to include the MyOfficeSuite Agent portal and MyOfficeSuite for white label wholesale customers, providing unprecedented visibility, management and control to our channel partners.
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
Our Revenue and Customers
Our customer base consists of SMB and enterprise customers nationwide, with a historical focus on markets across 10 states throughout the Northeast and Mid-Atlantic United States. Approximately 88% of our total revenue is generated from our end-users in a wide array of industries including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others with less than 1% coming from residential customers. Approximately 12% of total revenue is generated from wholesale, carrier access and other sources. Our wholesale line of business serves other communications providers with voice and data services including cloud-based services, data colocation and other value-added products and services. Similar to our end-user revenue, over 20% of our wholesale revenue stream consists of cloud-based services. The vast majority of revenue is under contract and is of a recurring nature.
We have been a provider of cloud-based communications services to our end-user customers in our Northeast and Mid-Atlantic markets since 2005 and have been providing these services nationwide since late 2009. The following table shows the trend of our cloud-based revenue for the years ended December 31, 2012 through December 31, 2016:

	Year Ended December 31,
$ in millions	2012	2013	2014	2015	2016
End-user cloud-based revenue	$50.6	$57.7	$63.0	$72.7	$84.7
% growth	20.9%	14.0%	9.2%	15.5%	16.4%
We target larger SMB and enterprise customers, typically generating over $500 in Monthly Recurring Revenue (“MRR”) with direct and channel partner sales teams. These customers generally purchase higher margin cloud-based services in multi-year contracts resulting in higher customer retention rates and profitability. The average MRR across our entire base of business customers has increased from approximately $747 at December 31, 2012 to approximately $1,006 at December 31, 2016. The following table shows the trend in average MRR per business customer as of the last month of each period:

	Last Month of Year Ended December 31,
	2012	2013	2014	2015	2016
Average MRR per Business Customer	$747	$807	$865	$941	$1,006
For the month ended December 31, 2016, 90% of our end-user revenue was generated by customers whose MRR is greater than $500, and approximately 78% was generated by customers with MRR of greater than $1,000 per month. The following table shows the five-year trend in the composition of our end-user revenue base in terms of monthly spend as of the last month of each period:

Trended MRR by Customer Size	Last Month of Year Ended December 31,
	2012	2013	2014	2015	2016
$0 - $500	13%	12%	12%	11%	10%
>$500 - $1000	16%	15%	14%	13%	12%
>$1,000	71%	73%	74%	76%	78%

	100%	100%	100%	100%	100%
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
Customer Service and Retention
We improved our average monthly end-user revenue loss level from 1.7% for the year ended December 31, 2012 to 1.2% for the year ended December 31, 2016, in part due to our continued shift towards larger customers, our focus on improving customer service and our focus on cloud-based products. The following chart shows the five-year trend for each year for the years ended December 31, 2012 through 2016.

	Year Ended December 31,
	2012	2013	2014	2015	2016
Average Monthly Revenue Loss (1)	1.7%	1.7%	1.6%	1.4%	1.2%
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
Customers can choose to utilize our interactive voice response system for automated support, online chat, our OfficeSuite Community, and our award-winning e-Care Enterprise web-based application that provides an array of self-management tools for customers and partners.

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

Data Centers
We operate two data centers located within our central offices, which we utilize primarily for providing space, power and services for hosting customer-owned equipment as well as for hosting our OSS and servers. In addition, we provide our cloud computing services through cloud services partners, leveraging multiple data centers in diverse geographic locations nationwide.
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
Integrated Operational Support Systems (“OSS”)
We have developed and continue to improve and update our integrated sales automation, order processing, service provisioning, billing, payment, collection, customer service, network surveillance, testing, repair and information systems that enable us to offer and deliver high-quality, easy-to-use, competitively priced communications services to our customers. Our software platform and business process is designed to maximize resource efficiency by ensuring single entry and flow-through of all data elements needed to provision and bill for services, from the initial sales proposal through the final order, as well as by providing self-service through online portals to customers and agents.
Sales, Order Entry and Provisioning Systems
Our sales automation, order entry and provisioning systems enable us to collect, leverage, distribute and manage sales leads, shorten the customer provisioning time cycle and reduce associated costs. The sales management toolset begins with iLead, a unified web-based customer relationship management portal built on the Salesforce.com® platform, which offers an extensive array of sales tools and capabilities. These include lead and funnel management, sales forecasting, hierarchical dashboards and reports, and full automation from proposal generation to e-signature to sales close, along with subsequent automated workflow through to design, provisioning and project management, leading to service turn-up and billing.
To support our channel partners, we created PartnerConnect, a purpose built variant of iLead. Through our iLead and PartnerConnect portals, our sales team, and channel partners can track order status, trouble reports and commissions in real-time
Customer Relationship Management System
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
Our in-house developed billing system enables us to run multiple bill cycles with full color for the many different, tailored service packages, increasing customer satisfaction while minimizing revenue leakage and providing billing information on-line via various portals, including e-Care Enterprise and MyOfficeSuite. Our automated collections management system, integrated with our billing system, allows us to increase the efficiency of the collections process, which accelerates the collection of accounts receivable.

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
Employees
As of December 31, 2016, we had approximately 745 employees, including approximately 115 quota-bearing representatives across all sales channels. In addition, we had approximately 165 associates at December 31, 2016 working on our behalf, but employed by service partners of the Company. Our employees are not members of any labor unions. We believe that relations with our employees are good. We have not experienced any work stoppage due to labor disputes.
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
In its 2015 “Open Internet Order,” the FCC reclassified broadband Internet access as a common-carrier service. In so doing, the FCC subjected broadband Internet access to Title II regulation under the Communications Act, although it did not apply certain Title II requirements. The FCC's 2015 Open Internet Order was upheld on appeal in June 2016.

Special Access.  Over the past decade, the FCC has undertaken a lengthy and comprehensive review of its rules governing the pricing of special access service offered by ILECs subject to price cap regulation. Special access pricing by these carriers currently is subject to price cap rules, as well as pricing flexibility rules that permit these carriers to offer volume and term discounts and contract tariffs (“Phase I pricing flexibility”) and/or remove from price caps regulation special access service in a defined geographic area (“Phase II pricing flexibility”) based on showings of competition. In a Tariff Investigating Order and Notice of Proposed Rulemaking, issued on April 28, 2016 the FCC tentatively concluded that it would continue to permit pricing flexibility where competitive market forces would be sufficient to constrain special access prices, but undertook an examination of whether the current triggers for pricing flexibility had accurately gauged competition levels and worked as intended. The FCC has also requested comments on, amoung other things, whether certain aspects of ILEC special access tariff offerings (e.g., basing discounts on previous volumes of service; tying nonrecurring charges and termination penalties to term commitments; and imposing use restrictions in connection with discounts) are unreasonable. While the FCC would have adopted many of the pro-competitive changes proposed in its NPRM in a proposed Report in Order circulated before the November presidential election, the recent change in administrations has rendered such an outcome highly unlikely.
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
Network Management and Internet Neutrality. In August 2005, the FCC adopted a policy statement that outlined four principles intended to preserve and promote the open and interconnected nature of the Internet. The FCC, the Obama Administration and Congress have expressed interest in imposing these so-called “net neutrality” requirements on broadband Internet access providers, which address whether, and the extent to which, owners of network infrastructure should be permitted to engage in network management practices that prioritize data packets on their networks through commercial arrangements or based on other preferences. In its 2005 policy statement the RFCC expressed the view that consumers are entitled to access lawful Internet content and to run applications and use services of their choice, subject to the needs of law enforcement and reasonable network management. In an August 2008 decision, the FCC characterized these net neutrality principles as binding and enforceable and stated that network operators have the burden to prove that their network management techniques are reasonable. In that order, which was overturned by a court decision in April 2010, the FCC imposed sanctions on a broadband Internet access provider for managing its network by blocking or degrading some Internet transmissions and applications in a way that the FCC found to be unreasonably discriminatory. In December 2010, the FCC issued new rules to govern network management practices and prohibit unreasonable discrimination in the transmission of Internet traffic. The FCC’s decision adopting these rules was vacated and remanded to the agency for further consideration
.

On February 26, 2015, the FCC released its “Open Internet Order,” adopting new net neutrality rules for broadband providers. In addition to reclassifying broadband internet access as a common carrier service subject to Title II of the Communication Act, the order adopts three main prohibitions: (i) no “blocking,” (ii) no “throttling” and (iii) no “paid prioritization.” As a standard of conduct, the FCC ruled that providers may not unreasonably interfere with or unreasonably disadvantage (i) end users’ ability to select, access and use broadband Internet access service or the lawful Internet content, applications, services or devices of their choice, or (ii) edge providers’ ability to make lawful content, applications, services or devices available to end users. The FCC also adopted enhanced transparency rules which apply, among other things, to price, performance characteristics and network practices. Finally, the FCC declined to forbear from application of Title II’s core consumer safeguards, but did forbear from unbundling and network access requirements such as those impose by Title II on ILECs. The FCC’s “Open Internet” rules were upheld on appeal, but are likely to be rolled back by the new Trump administration.
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
On November 8, 2013, the FCC released its “Rural Call Completion Order” which adopted new rules designed to strengthen its ability to ensure the provision of a reasonable and nondiscriminatory level of service to rural areas. To this end, the FCC adopted rules that require, among other things, certain originating long-distance providers to record, retain and report information on long distance call completion. The data so gathered is intended to allow the FCC to monitor service so as to ensure that the percentage delivery and service quality of calls to rural areas is comparable to the percentage delivery and service quality of calls to non-rural areas. The FCC has entered into a number of consent decrees and imposed substantial finds on large interexchange carriers (“IXCs”) whose rural call completion results failed to pass muster.
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
CPNI.  FCC rules protect the privacy of certain information about customers that communications carriers, including us, acquire in the course of providing communications services. CPNI includes information related to the quantity, technological configuration, type, destination and the amount of use of a communications service. The FCC’s initial CPNI rules prevented a carrier from using CPNI to market certain services without the express approval of the affected customer, referred to as an “opt-in” approach. In July 2002, the FCC revised its opt-in rules in a manner that limits our ability to use the CPNI of our subscribers without first engaging in extensive customer service processes and recordkeeping. Recently, the FCC further modified its CPNI requirements to, among other things, extend CPNI regulations to interconnected VoIP providers, require annual carrier certifications and to impose additional limitations on the release of CPNI without express customer approval. Congress has recently overturned the FCC action extending privacy rules to interconnected VoIP providers.
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
We have experienced significant net losses. We recorded net income of $2.3 million in 2016, and net losses of $9.8 million and $9.2 million in 2015 and 2014, respectively. We cannot assure you that we will become profitable in the future.
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
We are involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $12.4 million as of December 31, 2016. When we identify an error in a vendor’s bill, we dispute the amount that we believe to be incorrect and often withhold payment for that portion of the invoice. Errors we routinely identify on bills include, but are not limited to, vendors billing us for services we did not consume, vendors billing us for services we did not order, vendors billing us for services that should have been billed to another carrier, vendors billing us for services using incorrect rates or the wrong tariff, and vendors failing to provide the necessary supporting detail to allow us to bill our customers or verify the accuracy of the bill. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate or litigate these matters. The resolution of these disputes may require us to pay the vendor an amount that is greater than the amount for which we have planned or even the amount the vendor claims is owed if late payment charges are assessed, which could materially adversely affect our business, financial condition, results of operations and cash flows. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.
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
As of December 31, 2016, our outstanding indebtedness consisted of $150.0 million (face value), 10.5% senior secured notes due on November 15, 2017 and $11.5 million under our Revolving Credit Facility due on October 1, 2017. We cannot assure you that we will be able to refinance our notes or our Revolving Credit Facility on or prior to their respective maturity dates, nor can we assure you that if we are able to refinance all or a part of our indebtedness, we will be able to do so on commercially reasonable terms. In the event an infusion of capital or a refinancing does not occur, management does not believe that we will have the necessary cash to repay the principal of our senior secured notes when due. Our inability to repay the senior secured notes upon maturity without refinancing raises substantial doubt about our ability to continue as a going concern. See Note 17 to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information.

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

As of December 31, 2016, we had $161.9 million of total outstanding indebtedness. Our indebtedness could significantly affect our financial health and our ability to fulfill our financial obligations. For example, a high level of indebtedness could:

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

Our outstanding indebtedness of $150.0 million (face value) in the form of 10.5% senior secured notes are due on November 15, 2017 and outstanding indebtedness of $11.5 million in the form of our Revolving Credit Facility is due on October 1, 2017. We cannot assure you that we will be able to refinance or repay these notes or this facility on or prior to their respective maturity dates, which may affect our ability to continue as a going concern. See Note 17 to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information.

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
As of December 31, 2016, we held cash and cash equivalents in the amount of $24.7 million and we had drawn $11.5 million on our Revolving Credit Facility.
There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to pay our indebtedness or to fund other liquidity needs. As of December 31, 2016, we required approximately $15.8 million in cash to service the interest due on our Notes, which mature in November 2017, throughout their remaining life. We may need to refinance all or a portion of our indebtedness, including our Notes and our Revolving Credit Facility, at or before maturity. There can be no assurances that we will be able to refinance any of our indebtedness, including our Notes and our Revolving Credit Facility, on commercially reasonable terms or at all.

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
There is no established public trading market for our common stock. We have not declared or paid cash dividends for the past two fiscal years and we do not anticipate that we will pay any dividends to holders of our common stock in the foreseeable future, and our ability to pay dividends is restricted by the instruments governing our outstanding indebtedness. Any payment of cash dividends on our common stock in the future will be at the discretion of our board of directors and will depend upon our results of operations, earnings, capital requirements, financial condition, future prospects, contractual restrictions and other factors deemed relevant by our board of directors. The following table lists the number of record holders by each class of stock as of April 10, 2017:

Class of Equity Security	Holders of Record
Common stock	152
See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Securities authorized for issuance under equity compensation plans” for information regarding our equity compensation plans.

Item 6.	Selected Financial Data
The following tables set forth our selected consolidated financial data for the periods indicated. The selected consolidated financial data for the years ended December 31, 2016, 2015 and 2014 and as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere in this report. The selected consolidated financial data for the years ended December 31, 2013 and 2012 and as of December 31, 2014, 2013 and 2012 have been derived from our audited consolidated financial statements not included elsewhere in this report.
The following financial information is qualified by reference to and should be read in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes to Consolidated Financial Statements. All dollar amounts are in thousands.

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of operations data:
Revenues	$288,755	$291,109	$300,469	$315,363	$340,907
Operating expenses:
Cost of revenues (1)	122,063	129,977	139,412	147,505	164,232
Selling, general and administrative	118,222	123,667	122,354	124,001	130,777
Depreciation and amortization	28,258	29,440	29,831	32,839	36,382
Total operating expenses	268,543	283,084	291,597	304,345	331,391
Income from operations	20,212	8,025	8,872	11,018	9,516
Reorganization items	—	—	—	(1,072)	(8,415)
Interest expense	(16,598)	(16,485)	(16,790)	(17,196)	(35,200)
Interest income	40	26	23	33	50
Income (loss) before provision for income taxes	3,654	(8,434)	(7,895)	(7,217)	(34,049)
Provision for income taxes	(1,390)	(1,358)	(1,332)	(1,264)	(1,224)
Net income (loss)	$2,264	$(9,792)	$(9,227)	$(8,481)	$(35,273)

Statements of cash flow data:
Cash flows provided by (used in):
Operating activities	$32,093	$22,671	$19,984	$22,898	$12,760
Investing activities	(21,467)	(24,479)	(23,172)	(22,545)	(6,631)
Financing activities	(1,091)	2,524	9,502	(1,946)	(19,317)

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet data:
Cash and cash equivalents	$24,708	$15,173	$14,457	$8,143	$9,736
Property and equipment, net	48,641	54,125	57,011	61,070	68,381
Goodwill	98,238	98,238	98,238	98,238	98,238
Total assets	204,319	202,877	209,004	209,222	226,411
Total debt, including current portion	161,895	162,978	160,454	150,952	152,898
Total stockholders’ equity (deficiency)	(8,551)	(10,807)	(1,015)	8,212	16,693
___________________________

(1)	Exclusive of depreciation and amortization.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 182,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States with approximately 100,000 currently active licenses.
We benefit from software development expertise, proprietary technology and a strong next-generation network infrastructure. This allows us to offer our customers more than just cloud-based services, but additionally products that include advanced, converged communications services and network access by leveraging our network infrastructure, on a cost-effective basis. We have provided cloud-based services in the Northeast and Mid-Atlantic United States since 2005 and offered cloud-based services nationwide since late 2009. Previously, our focus had been solely on markets across 10 states, including the major metropolitan markets of New York, Boston, Philadelphia, Baltimore and Washington, D.C. These markets remain important markets for us and we have the majority of our sales efforts focused on these markets. We sell through multiple channels including our direct sales force, our channel partners which offers all of our end-user products in the Northeast and Mid-Atlantic regions and our cloud products nationwide, our inside sales channel, and our wholesale channel which provides our services to other carriers and resellers.
As of December 31, 2016, we provided our services to approximately 20,000 business customers nationwide. For the year ended December 31, 2016, approximately 88% of our total revenue was generated from end-users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the year ended December 31, 2016, we generated revenues of $288.8 million, and Adjusted EBITDA of $49.2 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.
For the years ended December 31, 2016, 2015 and 2014, we recorded operating income of $20.2 million, $8.0 million and $8.9 million, respectively. For the year ended December 31, 2016 we recorded net income of $2.3 million and for the years ended December 31, 2015 and 2014, net losses of $9.8 million and $9.2 million, respectively. We continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.
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

As of December 31, 2016, we had approximately 155 sales, sales management and sales support employees, including approximately 115 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through channel partners, VARs/MSPs/ nationwide distributors/strategic partners and web channels.
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
For the year ended December 31, 2016, revenue from customers purchasing T-1- and IP-based products and cloud-based services, including cloud-based computing services and cloud related access, represented 84% of our end-user revenue with the remaining 16% of end-user revenue coming from customers purchasing only traditional services. Of the 84% of end-user revenue from customers purchasing T-1- and IP-based products and cloud-based services, 35% of end-user revenue was generated by cloud-based services, 34% of end-user revenue was generated by other T-1- and IP-based products, and 15% of end-user revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 88% of new end-user sales, with typical incremental gross profit margins in excess of 60%. Sales of cloud-based services, including sales of both cloud-based computing services and cloud related access, represented approximately 66% of new end-user sales while other T-1- and IP-based products represented 22% of new end-user sales. Since 2012, cloud-based products and services have grown at a 14% compound annual growth rate (“CAGR”). In the fourth quarter of 2016 relative to the fourth quarter of 2015, our end-user pure cloud revenue grew 20% and our end-user cloud access grew 5%, resulting in overall end-user cloud revenue growth of 16%.
Our facilities-based network encompasses approximately 3,000 route miles of metro and long-haul fiber including both owned and dark fiber, primarily pursuant to Indefeasible Right of Use (“IRU”) and 252 colocations. Our network architecture pairs the strength of a traditional infrastructure with IP and MPLS platforms. These platforms, in conjunction with our software development expertise and proprietary technology, allow us to offer a product line that includes advanced, converged services, such as our cloud-based solutions, Virtual Private Network (“VPN”) and complex multi-location services, on a cost effective basis. Our network topology incorporates metro Ethernet over Copper (“EoC”) access technology, enabling us to provide multi-megabit data services through copper loops to customers from selected major metropolitan colocations, resulting in lower costs and higher margins. In addition, we are able to deliver our cloud-based communications services nationwide utilizing partner carriers for last-mile access and via customer provided access, i.e. bring your own broadband. A significant portion of our customer base has been migrated to our IP- and multiprotocol label switching (“MPLS”)-based infrastructure, which enhances the performance of our network.
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

Ability to Continue as a Going Concern
In accordance with Financial Accounting Standards Board, or the FASB, ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), management evaluated whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management believes we will have sufficient cash to repay the outstanding principal of $11,500 on our $25,000 Senior Revolving Credit Facility (“Credit Facility”) at its October 1, 2017 maturity date. However, management does not believe we will have sufficient cash to repay the principal of $150,000 on our New Notes at its November 15, 2017 maturity date. Accordingly, we may need to raise additional funds. Therefore, the Company has retained financial and legal counsel to pursue and evaluate various strategic alternatives, including a potential sale of all or part of the Company, and both long-term and short-term financing alternatives. We may seek to raise such capital through debt financings, bank borrowings, public or private equity financings, strategic disposition of assets, the business or portions of the business. Any future strategic options or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity. Although we have had positive cash flows from operations in each of the last several years, there is uncertainty surrounding our refinancing or strategic plans. This uncertainty, coupled with management's belief we will not have sufficient cash to repay the principal on our New Notes at its maturity date, raises substantial doubt about our ability to continue as a going concern.
Our auditors have included a paragraph in this report which raises substantial doubt about our ability to continue as a going concern.  There is no assurance that we will be able to accomplish all or any of these items. See the section entitled “- Liquidity and Capital Resources”.  Our consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern. We are currently pursuing strategic and refinancing alternatives and anticipate conducting our business consistent with past practices during this process. See Note 17 to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Year Ended December 31,
	2016	2015	2014
Revenues:
Voice and data services:
Cloud	29.3%	25.0%	21.0%
NonCloud	55.4%	59.9%	64.0%
Ancillary	3.2%	2.8%	2.8%
Voice and data services	87.9%	87.7%	87.8%
Wholesale	9.2%	9.0%	8.5%
Carrier access	2.1%	2.0%	2.3%
Total network services	99.2%	98.7%	98.6%
Other	0.8%	1.3%	1.4%
Total revenues	100.0%	100.0%	100.0%
Operating expenses:
Network services	41.9%	43.9%	45.6%
Other cost of revenues	0.4%	0.7%	0.8%
Selling, general and administrative	40.9%	42.5%	40.7%
Depreciation and amortization	9.8%	10.1%	9.9%
Total operating expenses	93.0%	97.2%	97.0%
Income from operations	7.0%	2.8%	3.0%
Interest expense	(5.7)%	(5.7)%	(5.6)%
Income (loss) before provision for income taxes	1.3%	(2.9)%	(2.6)%
Provision for income taxes	(0.5)%	(0.5)%	(0.5)%
Net income (loss)	0.8%	(3.4)%	(3.1)%
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

For the year ended December 31, 2016 approximately 88% of our total revenue was generated from end-user customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2012 to 2016 at a 14% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved significantly over the past several years. We expect our voice and data revenue will continue to be characterized by significant growth in our end-user cloud revenue offsetting most, if not all, of the decline in our traditional revenue streams. Our cloud-based products and services comprised approximately 35% of our end-user revenue and approximately 66% of new end-user sales in 2016. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.

Cost of Revenues (exclusive of depreciation and amortization)
Our cost of revenues consists primarily of both the cost of operating our network facilities and the costs related to providing last mile facilities to our customers. Determining our cost of revenues requires significant estimates. The network components for our facilities-based business include the cost of:

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
Our off-net cost of revenues consists in part of amounts that we pay to Verizon, Frontier Communications Corporation ("Frontier"), Fairpoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to commercial agreements we have with each of them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. Our Verizon commercial agreement expires in 2019.  The Frontier & AT&T agreements expire in October 2017 after which both agreements continue on a month to month basis.
We have also entered into multiple tariffed agreements with Verizon under which we purchase special access services as well as an associated commercial agreement pursuant to which we take a variety of high-bandwith services; these agreements have substantial cost commitments.  These tariffed agreements and associated commercial agreement expire at the end of 2017.
Our cost of revenues also include fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services with a variety of partners. Some of these agreements contain significant termination penalties and/or minimum volume commitments.
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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Year Ended December 31,
	2016	2015	2014
Income from operations	$20,212	$8,025	$8,872
Add back non-gross profit items included in income from operations:
Depreciation and amortization	28,258	29,440	29,831
Selling, general and administrative	118,222	123,667	122,354

Gross profit (exclusive of depreciation and amortization)	$166,692	$161,132	$161,057
Percentage of total revenue	57.7%	55.4%	53.6%

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

Adjusted EBITDA Presentation
Adjusted EBITDA as presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations represents net income (loss) before depreciation and amortization, interest income and expense, provision for income taxes, and other non-recurring items described in the table below that are not part of our core operations. Adjusted EBITDA is not a measure of financial performance under GAAP. Adjusted EBITDA is a non-GAAP financial measure used by our management, together with financial measures prepared in accordance with GAAP such as net income (loss), income from operations and revenues, to assess our historical and prospective operating performance.

The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net income (loss) as net income (loss) is calculated in accordance with GAAP:

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$2,264	$(9,792)	$(9,227)
Add back non-EBITDA items included in net income (loss):
Depreciation and amortization	28,258	29,440	29,831
Interest expense, net of interest income	16,558	16,459	16,767
Provision for income taxes	1,390	1,358	1,332

EBITDA	48,470	37,465	38,703
Severance and related separation costs	—	193	562
Professional fees related to strategic initiatives	592	696	—
Costs associated with early termination of lease, net	91	—	—
Cost associated with settlements	—	1,268	—
Adjusted EBITDA	$49,153	$39,622	$39,265
Percentage of total revenues	17.0%	13.6%	13.1%
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

The information about our operating performance provided by this financial measure is used by management for a variety of purposes. Management regularly communicates Adjusted EBITDA results to our board of directors and discusses with the board management’s interpretation of such results. Management also compares our Adjusted EBITDA performance against internal targets as a key factor in determining cash bonus compensation for executives and other employees, primarily because management believes that this measure is indicative of how the business is performing and is being managed. In addition, our management uses Adjusted EBITDA to evaluate our performance relative to that of our competitors. This financial measure permits a comparative assessment of operating performance, relative to our performance based on our GAAP results, while isolating the effects of certain items that vary from period to period without any correlation to operating performance.
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

•
although depreciation and amortization are non-cash charges, the assets being depreciated will likely have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Adjusted EBITDA does not reflect the effect of earnings or charges resulting from matters that management considers not indicative of our ongoing operations.
Our management compensates for these limitations by relying primarily on our GAAP results to evaluate operating performance and by considering independently the economic effects of the foregoing items that are or are not reflected in Adjusted EBITDA. As a result of these limitations, Adjusted EBITDA should not be considered as an alternative to net income (loss) as calculated in accordance with GAAP, as a measure of operating performance or as an alternative to any other GAAP measure of operating performance.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2016 and 2015.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$286,360	99.2%	$287,379	98.7%	(0.4)%
Other	2,395	0.8%	3,730	1.3%	(35.8)%
Total revenues	$288,755	100.0%	$291,109	100.0%	(0.8)%

Cost of revenues:
Network services	$120,774	41.9%	$127,869	43.9%	(5.5)%
Other	1,289	0.4%	2,108	0.7%	(38.9)%
Total cost of revenues	$122,063	42.3%	$129,977	44.6%	(6.1)%

Gross profit:
Network services	$165,586	57.3%	$159,510	54.8%	3.8%
Other	1,106	0.4%	1,622	0.6%	(31.8)%
Total gross profit (exclusive of depreciation and amortization)	$166,692	57.7%	$161,132	55.4%	3.5%
Revenues
Revenues for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016		2015
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$84,669	29.3%	$72,729	25.0%	16.4%
NonCloud	160,078	55.4%	174,629	59.9%	(8.3)%
Ancillary	8,976	3.2%	7,994	2.8%	12.3%
Voice and data services	253,723	87.9%	255,352	87.7%	(0.6)%
Wholesale	26,708	9.2%	26,084	9.0%	2.4%
Carrier access	5,929	2.1%	5,943	2.0%	(0.2)%
Total network services	286,360	99.2%	287,379	98.7%	(0.4)%
Other	2,395	0.8%	3,730	1.3%	(35.8)%
Total revenues	$288,755	100.0%	$291,109	100.0%	(0.8)%

Revenues from voice and data services decreased $1.6 million or 0.6% between 2015 and 2016. Within voice and data services, revenues from cloud-based services increased $11.9 million, or 16.4%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $14.6 million, or 8.3% due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Ancillary voice and data revenues increased $1.0 million primarily due to nonrecurring revenue. Wholesale revenues increased $0.6 million or 2.4%, driven by increased sales of certain products including cloud-based services. Carrier access revenues, which includes a net negative change in non-recurring amounts, decreased by 0.2%. Excluding the non-

recurring revenue, core access increased due to several factors, including: increasing levels of traffic to which access charges are applicable, offset by lower per-minute rates charged to carriers as a result of Federal Communications Commission-mandated rate decreases. Our other revenues decreased $1.3 million or 35.8% between 2015 and 2016 as a result of a reduction in certain non-ancillary revenues associated with our contracting traditional revenue stream.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues were $122.1 million for the year ended December 31, 2016, a decrease of 6.1% from $130.0 million for the same period in 2015. The decrease is primarily due to the increased proportion of cloud-based services, the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 42.3% in 2016 from 44.6% in 2015.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $166.7 million for the year ended December 31, 2016, an increase of 3.5% from $161.1 million for the same period in 2015. As a percentage of revenues, gross profit increased to 57.7% in 2016 from 55.4% in 2015. We are focusing sales initiatives towards increasing the amount of cloud-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative
SG&A expenses were $118.2 million for the year ended December 31, 2016, a decrease of 4.4% from $123.7 million for the same period in 2015. As a percentage of revenues, SG&A expenses decreased to 40.9% in 2016 from 42.5% in 2015. The decrease is primarily due to i) employee related costs resulting from lower headcount and related expense, ii) repairs & contract maintenance and service maintenance as a result of cost saving initiatives in various categories,

Depreciation and Amortization
Depreciation and amortization costs were $28.3 million for the year ended December 31, 2016, a decrease of 3.7% from $29.4 million. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated during 2015.
Interest
Interest expense was $16.6 million for the year ended December 31, 2016, a slight increase from $16.5 million in 2015. Our effective annual interest rates for the year ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015
Interest expense	$16,598	$16,485
Weighted average debt outstanding	$162,003	$160,799
Effective interest rate (1)	10.25%	10.25%
(1) The effective interest rate was 10.36% for the year ended December 31, 2016, excluding a non-debt related interest adjustment.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014
Set forth below is a discussion and analysis of our results of operations for the years ended December 31, 2015 and 2014.
The following table provides a breakdown of components of our gross profit for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$287,379	98.7%	$296,244	98.6%	(3.0)%
Other	3,730	1.3%	4,225	1.4%	(11.7)%
Total revenues	$291,109	100.0%	$300,469	100.0%	(3.1)%

Cost of revenues:
Network services	$127,869	43.9%	$137,158	45.6%	(6.8)%
Other	2,108	0.7%	2,254	0.8%	(6.5)%
Total cost of revenues	$129,977	44.6%	$139,412	46.4%	(6.8)%

Gross profit:
Network services	$159,510	54.8%	$159,086	53.0%	0.3%
Other	1,622	0.6%	1,971	0.6%	(17.7)%
Total gross profit (exclusive of depreciation and amortization)	$161,132	55.4%	$161,057	53.6%	—%
Revenues
Revenues for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015		2014
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$72,729	25.0%	$62,995	21.0%	15.5%
NonCloud	174,629	59.9%	192,351	64.0%	(9.2)%
Ancillary	7,994	2.8%	8,494	2.8%	(5.9)%
Voice and data services	255,352	87.7%	263,840	87.8%	(3.2)%
Wholesale	26,084	9.0%	25,633	8.5%	1.8%
Carrier access	5,943	2.0%	6,771	2.3%	(12.2)%
Total network services	287,379	98.7%	296,244	98.6%	(3.0)%
Other	3,730	1.3%	4,225	1.4%	(11.7)%
Total revenues	$291,109	100.0%	$300,469	100.0%	(3.1)%

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
Interest
Interest expense was $16.5 million for the year ended December 31, 2015, a decrease of 1.8% from $16.8 million for the same period in 2014. Our effective annual interest rates for the year ended December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Interest expense	$16,485	$16,790
Weighted average debt outstanding	$160,799	$153,736
Effective interest rate	10.25%	10.92%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Sources and uses of liquidity
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million and is due on October 1, 2017. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $17.6 million, of which $11.5 million was outstanding as of December 31, 2016. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, which are due in November 15, 2017, capital expenditures and working capital. As of December 31, 2016, our $24.7 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of December 31, 2016, we will require approximately $15.8 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the year ended December 31, 2016, the Company incurred capital expenditures of $21.5 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to expected new revenue.
As of December 31, 2016, we had cash and cash equivalents of $24,708. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all strategic and financing opportunities. Any future strategic options or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity. In the event refinancing does not occur, we believe we will have sufficient cash to repay the principal on the Revolving Credit Facility at its October 1, 2017 maturity date. However, we do not believe we will have the necessary cash to repay the principal of our notes due November 15, 2017. Although we have had positive cash flows from operations in each of the last several years, there is uncertainty surrounding the refinancing. Our inability to repay our notes upon maturity without refinancing raises substantial doubt about our ability to continue as a going concern. Our independent auditors included an explanatory paragraph in their report on the accompanying consolidated financial statements regarding concerns about our ability to continue as a going concern. See Note 17 to our consolidated financial statements contained in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 for more information.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $12.4 million as of December 31, 2016. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Cash Flows from Operating Activities
Cash provided by operating activities was $32.1 million for the year ended December 31, 2016, compared to $22.7 million for the same period in 2015. This increase in cash flow from operating activities is primarily due to higher consolidated earnings and an increase in net operating assets.
Cash Flows from Investing Activities
Cash used in investing activities was $21.5 million for the year ended December 31, 2016, compared to $24.5 million for the same period in 2015. The change in cash flow from investing activities was primarily due to a decrease in capital expenditures of $3.3 million.
Cash Flows from Financing Activities
Cash used in financing activities was $1.1 million for the year ended December 31, 2016, compared to cash provided by financing activities of $2.5 million for the same period in 2015. The change in cash flows from financing activities was primarily due to the net change in activities on our revolving credit facility.
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
Contractual Obligations
The following table summarizes our future contractual cash obligations as of December 31, 2016. The following numbers are presented in thousands.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
10.5% senior secured notes due 2017	$150,000	$150,000	$—	$—	$—
Cash interest for notes	15,750	15,750	—	—	—
Revolving Credit Facility due 2017	11,500	11,500	—	—	—
Cash interest for Revolving Credit Facility at current rate of 5.5%	539	539	—	—	—
Capital lease obligations	395	167	209	19	—
Operating leases	33,761	7,605	13,853	8,861	3,442
Total contractual obligations	$211,945	$185,561	$14,062	$8,880	$3,442

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
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid balances reduced by an allowance for doubtful accounts. We estimate doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. For example, inactive customer balances are reserved at 50%. The aggregate reserve balance is re-evaluated at each balance sheet date. A hypothetical increase in our aggregate reserve balance of 10% would result in an increase to our bad debt expense of $0.7 million. We reflect all carrier related receivables on our consolidated balance sheet at the amount we expect to realize in cash.
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
The fair value of the Notes at December 31, 2016 was approximately $147.5 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities are subject to interest rate risk and will fall in value if market interest rates increase. For more information, see Note 14 to Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with the preparation of our annual consolidated financial statements, management has conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Based on this evaluation and testing, we have concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Broadview Networks Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Broadview Networks Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficiency and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our December 31, 2016 audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. We conducted our December 31, 2015 and 2014 audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broadview Networks Holdings, Inc. and subsidiaries as of December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.
Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company does not have sufficient funds to repay its $150 million of “New Notes” when they mature in November 2017. In addition, the Company has incurred historical net losses and has a stockholders' deficiency. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The 2016 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

April 13, 2017

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$24,708	$15,173
Certificates of deposit	1,022	1,022
Accounts receivable, less allowance for doubtful accounts of $6,798 and $7,967	21,200	23,225
Other current assets	6,689	6,460
Total current assets	53,619	45,880
Property and equipment, net	48,641	54,125
Goodwill	98,238	98,238
Intangible assets, net	574	1,376
Other assets	3,247	3,258
Total assets	$204,319	$202,877
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
10.5% senior secured notes	$150,000	$—
Revolving credit facility	11,500	—
Accounts payable	6,409	4,714
Accrued expenses and other current liabilities	14,005	15,809
Taxes payable	6,174	4,752
Deferred revenues	8,908	9,175
Current portion of capital lease obligations	167	253
Total current liabilities	197,163	34,703
10.5% senior secured notes	—	150,000
Revolving credit facility	—	12,500
Deferred rent payable	4,076	4,626
Deferred revenues	915	899
Capital lease obligations, net of current portion	228	225
Deferred income taxes payable	9,825	8,856
Other	663	1,875
Total liabilities	212,870	213,684
Stockholders’ equity deficiency:
Common stock — $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,993,120 and 9,999,945 shares	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,784	306,792
Accumulated deficit	(315,435)	(317,699)
Total stockholders’ deficiency	(8,551)	(10,807)
Total liabilities and stockholders’ deficiency	$204,319	$202,877
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Revenues	$288,755	$291,109	$300,469
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	122,063	129,977	139,412
Selling, general and administrative	118,222	123,667	122,354
Depreciation and amortization	28,258	29,440	29,831
Total operating expenses	268,543	283,084	291,597
Income from operations	20,212	8,025	8,872
Interest expense	(16,598)	(16,485)	(16,790)
Interest income	40	26	23
Income (loss) before provision for income taxes	3,654	(8,434)	(7,895)
Provision for income taxes	(1,390)	(1,358)	(1,332)
Net income (loss)	2,264	(9,792)	(9,227)
Other comprehensive income	—	—	—
Comprehensive income (loss)	$2,264	$(9,792)	$(9,227)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Deficiency
(in thousands, except share amounts)

	Year Ended December 31,
	2016		2015		2014
	Shares	Amount	Shares	Amount	Shares	Amount
Common stock
Balance at beginning of year	9,999,945	$100	9,999,945	$100	9,999,945	$100
Repurchases	(6,825)	—	—	—	—	—
Balance at end of year	9,993,120	100	9,999,945	100	9,999,945	100
Preferred stock
Balance at beginning of year	—	—	—	—	—	—
Balance at end of year	—	—	—	—	—	—
Additional paid-in capital
Balance at beginning of year		306,792		306,792		306,792
Other		(8)		—		—
Balance at end of year		306,784		306,792		306,792
Accumulated deficit
Balance at beginning of year		(317,699)		(307,907)		(298,680)
Net income (loss)		2,264		(9,792)		(9,227)
Other comprehensive income		—		—		—
Balance at end of year		(315,435)		(317,699)		(307,907)
Total stockholders’ deficiency		$(8,551)		$(10,807)		$(1,015)
See notes to consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$2,264	$(9,792)	$(9,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,456	28,317	28,262
Amortization of intangible assets	802	1,123	1,569
Provision for doubtful accounts	1,077	982	654
Deferred income taxes	969	970	969
Other	(24)	1,420	—
Changes in operating assets and liabilities:
Accounts receivable	948	(826)	415
Other current assets	(734)	1,621	(1,513)
Other assets	11	105	317
Accounts payable	1,695	581	(616)
Accrued expenses, other current and non-current liabilities and taxes payable	(1,570)	(1,224)	(70)
Deferred revenues	(251)	(359)	(770)
Deferred rent payable	(550)	(247)	(6)
Net cash provided by operating activities	32,093	22,671	19,984
Cash flows from investing activities
Purchases of property and equipment	(21,467)	(24,730)	(23,719)
Other	—	251	547
Net cash used in investing activities	(21,467)	(24,479)	(23,172)
Cash flows from financing activities
Repayments of revolving credit facility	(1,000)	(3,000)	(5,000)
Proceeds from revolving credit facility	—	5,500	15,000
Proceeds from capital lease financing	192	338	255
Payments on capital lease obligations	(275)	(314)	(753)
Other	(8)	—	—
Net cash provided by (used in) financing activities	(1,091)	2,524	9,502
Net increase in cash and cash equivalents	9,535	716	6,314
Cash and cash equivalents at beginning of year	15,173	14,457	8,143
Cash and cash equivalents at end of year	$24,708	$15,173	$14,457
Supplemental disclosure of cash flow information
Cash paid during the year for interest	$16,532	$16,323	$16,608
Cash paid during the year for taxes	421	388	363
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
Going Concern
The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Financial Accounting Standards Board, or the FASB, ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), management evaluated whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.
The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern.
As of December 31, 2016, the Company had cash and cash equivalents of $24,708 compared to $15,173 as of December 31, 2015.  Management believes the Company will have sufficient cash to repay the outstanding principal of $11,500 on its $25,000 Senior Revolving Credit Facility (“Credit Facility”) at its October 1, 2017 maturity date. However, management does not believe the Company will have sufficient cash to repay the principal of $150,000 on its New Notes at its November 15, 2017 maturity date. Accordingly, the Company may need to raise additional funds. Therefore, the Company has retained financial and legal counsel to pursue and evaluate various strategic alternatives, including a potential sale of all or part of the Company, and both long-term and short-term financing alternatives. The Company seeks to raise such capital through debt financings, bank borrowings, public or private equity financings, strategic disposition of assets, the business or portions of the business. Any future strategic options or other significant unplanned costs or cash requirements may also require that the Company raise additional funds through the issuance of debt or equity. Although the Company has had positive cash flows from operations in each of the last several years, there is uncertainty surrounding the Company’s refinancing or strategic plans. This uncertainty, coupled with management's belief the Company will not have sufficient cash to repay the principal on its New Notes at its maturity date, raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. See Note 17 for more information.
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
Unbilled revenue included in accounts receivable represents revenue for earned services, which was billed in the succeeding month and totaled $1,497 and $1,862 as of December 31, 2016 and 2015, respectively.
Cost of Revenues (exclusive of depreciation and amortization)
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts. The Company estimates doubtful accounts based on historical bad debts, factors related to the specific customers’ ability to pay, percentages of aged receivables and current economic trends. Bad debt expense is recorded as a selling, general and administrative expense. The Company writes off accounts deemed uncollectible after efforts to collect such accounts are not successful. The Company also requires security deposits in the normal course of business if customers do not meet the criteria established for offering credit.
Inventory
Inventory consists primarily of equipment and supplies used in connection with installing phone systems to new and existing customers’ locations. Inventory is included with other current assets on the Company's Consolidated Balance Sheet. The cost of inventory comprises the purchase and other costs incurred in bringing the inventories to their present location. The cost of inventory is determined using the weighted average method. There are no material estimated losses due to obsolescence due to the short period of time between the purchase of the equipment and the installation to the customer. The Company reviews other inventory for potential obsolescence each reporting period and makes adjustments as management deems necessary. There were no material adjustments for obsolescence during the years ended December 31, 2016 or 2015.
Property and Equipment
Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful life is three years for computer equipment, five years for furniture and fixtures, four years for vehicles, and generally seven years for network equipment. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the related lease term. Costs to provision a customer onto the Company's network are amortized over four years. Capitalized software costs and customer premise equipment are amortized on a straight-line basis over the estimated useful life of two years. Construction in progress includes amounts incurred in the Company’s expansion of its network. The amounts include switching and colocation equipment, switching and colocation facilities design and colocation fees. The Company has not capitalized interest to date since the construction period has been short in duration and the related imputed interest expense incurred during that period was insignificant. When construction of each switch or colocation facility is completed, the balance of the assets is transferred to network equipment and depreciated in accordance with the Company’s policy. Internal labor costs capitalized in connection with expanding our network are also amortized over seven years. Maintenance and repairs are expensed as incurred.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
Goodwill
Goodwill is the excess of the purchase price over the fair value of net assets acquired in business combinations accounted for as purchases. The Company evaluates its goodwill for impairment at least annually on October 1 or when events and circumstances warrant such review. Impairment charges, if any, are charged to operating expenses. The recoverability of goodwill is assessed at a reporting unit level, which is the lowest asset group level for which identifiable cash flows are largely independent of the cash flows of other asset groups, and is based on projections of discounted cash flows (income approach) and the fair value of comparable telecommunication companies and recent transactions in the telecommunications industry (market approach). The Company has one reporting unit. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step impairment test. The projections of future operating cash flow necessary to conduct the impairment review, are based on assumptions, judgments and estimates of growth rates, anticipated future economic, regulatory and political conditions, the assignment of discount rates relative to risk and estimates of a terminal value. We believe these assumptions and estimates provide a reasonable basis for our conclusion. The fair value determinations derived in connection with the impairment analysis contains many inputs, noted above, that would be considered Level 3 in the fair value hierarchy. The Company’s goodwill impairment assessments in 2016, 2015, and 2014, whereby step one of the impairment test was performed, indicated that the fair value of the reporting unit exceeded its carrying amount and therefore, did not result in any impairment.
Third Party Conversion Costs
The Company currently capitalizes third party conversion costs incurred to provision customers to its network as part of property and equipment. These costs include external vendor charges and costs incurred internally. The Company amortizes conversion costs over four years.
Significant Vendor
The Company purchased approximately 64% of its telecommunication services from one vendor during the years ended December 31, 2016, 2015 and 2014. Accounts payable in the accompanying consolidated balance sheets include approximately $4,285 and $4,284 and $3,328 as of December 31, 2016, 2015 and 2014, respectively, due to this vendor.
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
The Company has analyzed the tax positions taken on federal and state income tax returns for all open tax years, and has concluded that no provision for uncertain income tax positions are required in the Company’s financial statements as of December 31, 2016 and 2015. The Company currently has no federal or state income tax examinations in progress. As a result of the applicable statutes of limitations, the Company’s federal and state income tax returns for tax years before December 31, 2012 are no longer subject to examination by the Internal Revenue Service or state departments of revenue.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

3. Significant Accounting Policies (continued)
Software Development Costs
The Company capitalizes the cost of internal use software. Costs incurred during the preliminary stage are expensed as selling, general and administrative expenses as incurred while costs incurred during the application stage are capitalized. The latter costs are typically internal payroll costs of employees associated with the development of internal use computer software. The Company commences amortization of the software on a straight-line basis over the estimated useful life of two years, when it is ready for its intended use. The Company incurred software development expenses of $793, $856 and $760 for the years ended December 31, 2016, 2015 and 2014, respectively.
During the years ended December 31, 2016, 2015 and 2014, the Company capitalized approximately $3,409, $3,378 and $3,240 of software development costs, respectively, which are included in property and equipment. Amortization expense related to these assets was approximately $3,370, $3,271 and $3,098 for the years ended December 31, 2016, 2015 and 2014, respectively. The unamortized balance of capitalized software development costs as of December 31, 2016 and 2015 is $3,387 and $3,347 respectively.
Advertising
The Company expenses advertising costs in selling, general and administrative expenses in the period incurred. Advertising expenses totaled $704, $966 and $2,101 for the years ended December 31, 2016, 2015 and 2014, respectively.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

4. Recent Accounting Pronouncements
In May 2014, a comprehensive update on the accounting standard for revenue recognition was issued. This update affects any entity that enters into contracts with customers to transfer goods or services. Under this new guidance, an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update is effective for annual periods beginning on or after December 15, 2017. Early adoption is permitted only as of annual periods beginning on or after December 15, 2016. The Company is currently evaluating the impact that this standard will have on its financial statements and related disclosures. The Company believes the most significant change will be related to the deferral of certain contract acquisition costs and the recognition of these costs over a customer's contract period or over a customer's expected life. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company will continue its review and analysis to complete the evaluation of the impact on the Company's operating results and financial position.

In August 2014, the accounting standard which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements was updated. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The update applies to all entities and is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard and has not impacted the Company’s operating results and financial position.

In November 2015, the accounting standard which provides guidance on the balance sheet presentation of deferred taxes was updated. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect it to have any impact on the Company’s operating results and financial position.

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
In August 2016, the accounting standard which provides guidance on the presentation of restricted cash in the cash flow statement was updated. The update will require entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. This update is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted. The Company is currently evaluating the potential impact of adopting this standard and does not expect it to have any impact on the Company’s operating results and financial position.
 In January 2017, the accounting standard which provides guidance on Goodwill and other intangibles was updated. This update addresses the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This update is effective for fiscal years beginning 2020. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017.  The Company has not yet begun the process of assessing the impact of this standard on its consolidated financial statements.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

5. Other Assets
Other current assets consist of the following at December 31:

	December 31,
	2016	2015
Deferred carrier charges	$2,199	$1,894
Prepaid expenses	1,819	1,799
Inventory	1,300	1,173
Deferred credits	587	771
Deferred T1 Costs	478	422
Other receivables	113	357
Other	193	44
Total other current assets	$6,689	$6,460
Other non-current assets consist of the following at December 31:

	December 31,
	2016	2015
Lease security and carrier deposits	$2,344	$2,344
Other	903	914
Total other non-current assets	$3,247	$3,258

6. Property and Equipment
Property and equipment, at cost, consists of the following at December 31:

	December 31,
	2016	2015
Network equipment	$298,788	$280,806
Computer and office equipment	24,304	23,907
Capitalized software costs	21,947	18,538
Furniture and fixtures and other	9,777	9,593
Leasehold improvements	7,468	7,468
	362,284	340,312
Less accumulated depreciation and amortization	(313,643)	(286,187)
	$48,641	$54,125
Property and equipment includes amounts acquired under capital leases of approximately $1,009 and $1,773, net of accumulated depreciation of approximately $17,104 and $16,153 at December 31, 2016 and 2015, respectively. Amortization of capital leases is included in depreciation and amortization expense in the consolidated statements of operations.

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
The components of intangible assets at December 31 are as follows:

	December 31,
	2016			2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	$50,400	$(49,826)	$574	$50,400	$(49,024)	$1,376
The customer relationship intangibles are amortized on an accelerated method over their useful lives in proportion to the expected benefits to be received. Amortization of intangible assets for the years ended December 31, 2016, 2015 and 2014 amounted to $802, $1,123 and $1,569 respectively.
The net carrying value of $574 at December 31, 2016 will be amortized during 2017.

8. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following at December 31:

	December 31,
	2016	2015
Recurring network costs	$1,330	$3,652
Recurring operating accruals	4,812	5,485
Accrued interest	2,172	2,153
Payroll-related liabilities	4,122	4,010
Other	1,569	509
Total accrued expenses and other current liabilities	$14,005	$15,809

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

9. Obligations Under Capital and Operating Leases
Capital Leases
The Company leases certain equipment that meet the criteria for capitalization. The Company is obligated to repay the borrowings in monthly installments, ending in 2019. The Company had obligations of $395 outstanding under these leases at December 31, 2016.
The future minimum lease payments under all capital leases at December 31, 2016 are as follows:

2017	$192
2018	110
2019	119
2020	20
441
Less amounts representing interest	(46)
395
Less current portion	(167)
Capital lease obligations, net of current portion	$228

Operating Leases
The Company rents office space, switch locations and equipment under various operating leases. Some of the Company’s operating leases have free or escalating rent payment provisions. The future minimum lease payments under operating leases at December 31, 2016 are as follows:

2017	$7,605
2018	7,595
2019	6,258
2020	4,505
2021	4,356
Thereafter	3,442

Total minimum lease payments	$33,761
Total rent expenses under these operating leases totaled $7,620, $7,664 and $8,033 for the years ended December 31, 2016, 2015 and 2014, respectively. Rent expense is charged to operations ratably over the terms of the leases, which results in deferred rent payable.

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

The New Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of December 31, 2016. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiaries guarantors are minor. The New Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.

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

The New Notes Indenture Agreement contains covenants limiting the Company's ability to, among other things: incur or guarantee additional indebtedness or issue certain preferred stock; pay dividends; redeem or purchase equity interests; redeem or purchase subordinated debt; make certain acquisitions or investments; create liens; enter into transactions with affiliates; merge or consolidate; make certain restricted payments; and transfer or sell assets, including equity interests of existing and future restricted subsidiaries. The Company was in compliance with all covenants at December 31, 2016.

Revolving Credit Facility

Credit Facility

On November 13, 2012, the Company entered into a new $25,000 Senior Revolving Credit Facility (“Credit Facility”), maturing October 1, 2017. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company's borrowing base has limited the availability to $17,600 of which $11,500 was outstanding as of December 31, 2016. In addition, the Company is subject to an unused line fee equal to the applicable percentage on the average daily unused portion of the revolving credit commitment. The loans bear interest on a base rate method or LIBOR method, in each case plus an applicable margin percentage, at the option of the Company. Interest on the LIBOR loans is paid on a monthly basis, and interest on the base rate loans is paid on a quarterly basis. The Company had $11,500 of outstanding borrowings under the Credit Facility at December 31, 2016.

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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

11. Stockholders' Equity

Recapitalization
In connection with the approved Plan, as discussed in Note 2, the Company completed a recapitalization whereby all previous equity interests, including stock options or other rights to purchase the Company's existing Common Stock, were cancelled. Cancellations included Common Stock A and B as well as Series A, A-1, B, B-1 and C Preferred Stock. The Company authorized 19,000,000 shares of New Common Stock and 1,000,000 shares of New Preferred Stock. As of December 31, 2016 and 2015, the Company had 9,993,120 shares of Common Stock outstanding.
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

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

12. Income Taxes
The components of the provision for income taxes for the years ended December 31, 2016, 2015 and 2014 consist of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
State	$347	$285	$360
Foreign	74	103	3
	421	388	363
Deferred:
Federal	843	843	843
State	126	127	126
	969	970	969
	$1,390	$1,358	$1,332
The following table shows the principal reasons for the difference between the effective income tax rate and the statutory federal income tax rate during the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal tax benefits	8.4%	(3.2)%	(4.0)%
Permanent items	4.6%	(2.3)%	(1.2)%
Valuation allowance	(10.0)%	(45.6)%	(46.7)%
Effective income tax rate	38.0%	(16.1)%	(16.9)%

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

12. Income Taxes (continued)
Deferred taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. The components of the net deferred tax assets (liabilities) consist of the following at December 31, 2016 and 2015:

	December 31,
	2016	2015
Deferred tax assets:
Current
Accounts receivable	$—	$3,196
Deferred revenue	—	3,509
Other	—	626

Total deferred tax assets-current	—	7,331
Noncurrent
Accounts receivable	2,733	—
Deferred revenue	3,407	—
Net operating loss carry forwards	68,341	70,755
Customer lists	3,231	4,053
Trademark	848	1,027
Other	3,975	4,649
Total deferred tax assets-noncurrent	82,535	80,484

Total deferred tax assets	$82,535	$87,815
Deferred tax liabilities:
Current:
Other Current Liabilities	$—	$294
Total Deferred tax liabilities - Current	$—	$294
Noncurrent
Customer Lists	$219	$526
Other Non-current liabilities	291	103
Goodwill	9,825	8,856
Accelerated Depreciation	2,123	3,003

Total deferred tax liabilities-noncurrent	$12,458	$12,488
Net deferred tax assets — current:
Total Deferred tax assets-Current	$—	$7,331
Total Deferred tax liabilities - Current	—	294
Valuation allowance	—	(7,037)

Net current deferred tax assets	$—	$—
Net deferred tax liabilities — noncurrent:
Deferred tax assets-noncurrent	$82,535	$80,484
Deferred tax liabilities-noncurrent	12,458	12,488
Valuation allowance	(79,902)	(76,851)

Net noncurrent deferred tax liabilities	$(9,825)	$(8,856)
The Company has provided a full valuation allowance against the net deferred tax asset as of December 31, 2016 and 2015 because management does not believe it is more likely than not that this asset will be realized. The net change in the Company's valuation allowance was a decrease of $3,986 between 2016 and 2015. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.
At December 31, 2016, the Company had net operating loss carryforwards available totaling $183,297, which begin to expire in 2022.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

13. Employee Savings and Retirement Plan
The Company has an active contributory defined contribution plan under Section 401(k) of the Code covering all qualified employees. Participants may elect to defer up to 20% of their annual compensation, subject to an annual limitation as provided by the Code. The Company’s matching contribution to this plan is discretionary. For the years ended December 31, 2016, 2015 and 2014, the Company did not make any contributions to the plan.
14. Fair Values of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of December 31, 2016 and 2015 are deemed to approximate fair value because of their liquidity and short-term nature.

The Company had outstanding borrowings of $11,500 and $12,500 on its Credit Facility as of December 31, 2016 and 2015 respectively. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its short term nature. The fair value of the Company’s New Notes was $147,473 and $134,230 as of December 31, 2016 and 2015, respectively, which was based on publicly quoted prices of the notes on that date. These are considered to be Level 1 inputs.

15. Commitments and Contingencies
The Company has employment agreements with certain key executives as of December 31, 2016. These agreements provide for base salaries and performance bonuses over periods ranging from one to two years. These employment agreements also provide for severance compensation ranging from 6 to 24 months after termination.
The Company has standby letters of credit outstanding of $509, which are fully collateralized by domestic certificates of deposit.
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at December 31, 2016 was $12,405. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at December 31, 2016. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. During 2016, the Company entered into an extension of a commercial agreement with its principal vendor expiring in 2019.

The Company is, in the ordinary course of business, under audit with several state and local taxing authorities, including an examination to determine the Company's compliance with applicable escheat laws. The Company is complying with all examinations. Any estimated tax liabilities are included in taxes payable and estimated escheat liability is included in accrued expenses and other liabilities on the Company's consolidated balance sheets at December 31, 2016 and December 31, 2015. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements (continued)
(in thousands, except share information)

16. Unaudited Quarterly Results of Operations
The following are the unaudited quarterly results of operations for the years ended December 31, 2016 and 2015. We believe that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of full year results.

	2016
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$71,923	$72,865	$72,837	$71,130
Cost of revenues	31,309	30,818	30,382	29,554
Income from operations	4,342	5,069	5,843	4,958
Net income (loss)	(160)	569	915	940

	2015
	For the Quarterly Period Ended
	March 31,	June 30,	September 30,	December 31,
Revenues	$72,853	$73,079	$73,040	$72,137
Cost of revenues	33,568	32,313	32,101	31,995
Income from operations	795	2,204	2,403	2,623
Net loss	(3,752)	(2,223)	(1,942)	(1,875)

17. Subsequent Event
On April 12, 2017, the Company executed a definitive Agreement and Plan of Merger pursuant to which it will be acquired via a reverse triangular merger by Windstream Holdings, Inc. (“Windstream”) in an all cash transaction. The transaction has been unanimously approved by the Board of Directors and, following execution of the Agreement and Plan of Merger, stockholders holding a majority of the issued and outstanding shares of capital stock of the Company entitled to vote approved the Agreement and Plan of Merger and the transactions contemplated thereby. The transaction has also been unanimously approved by the Board of Directors of Windstream and is not subject to any financing conditions or Windstream stockholder approval. Pursuant to the terms of the merger agreement, each share of Company common stock will receive $6.98 per share in cash at the closing of the transaction. It is anticipated that the Company’s existing indebtedness, including all of the Company’s outstanding 10.5% Senior Notes and all outstanding amounts under the Company’s $25 million revolving credit facility, will be repaid at closing. Closing of the transaction is anticipated to occur in the third quarter of 2017 and is subject only to regulatory approvals and customary closing conditions.

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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
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
(d) Changes in Internal Control Over Financial Reporting
During our fourth fiscal quarter of 2016, there has been no change in our internal control over financial reporting (as defined in SEC Rules 13a-15(f) or 15d-15(f)) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers and Directors
Set forth below are the names, ages and positions of our executive officers and directors as of April 13, 2017. Each of the directors were appointed pursuant to resolutions duly adopted by the board of directors of Broadview and each of its subsidiaries on November 6, 2012. All directors are elected to serve until their successors are elected and qualified, until such director’s death, or until such director shall have resigned or shall have been removed.

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
Biographies of Executive Officers
Michael K. Robinson, President and Chief Executive Officer; Director (60). Mr. Robinson joined the Company as the Chief Executive Officer in March 2005 and is responsible for all operations and strategy for the Company. Prior to this, Mr. Robinson had been with US LEC Corp. (now part of Windstream), a publicly traded communications provider, as executive vice president and chief financial officer since July 1998, responsible for all financial operations including treasury, general accounting and internal controls, investor relations, billing and information systems development, information technology, human resources and real estate. Prior to joining US LEC, Mr. Robinson spent 10 years in various management positions with the telecommunications division of Alcatel, including executive vice president and chief financial officer of Alcatel Data Networks and the worldwide financial operations of the enterprise and data networking division of Alcatel. Prior to these roles, Mr. Robinson was chief financial officer of Alcatel Network Systems. Before joining Alcatel, Mr. Robinson held various management positions with Windward International and Siecor Corp. (now Corning). Mr. Robinson was appointed to our board of directors on January 8, 2009. Mr. Robinson also serves on the boards of directors of FairPoint Communications, Inc. (“Fairpoint”) and Lumos Networks Corp. (“Lumos”). In addition, Mr. Robinson serves on various committees of such boards, including audit (FairPoint and Lumos), and nominating/governance (Fairpoint and Lumos). Mr. Robinson participates in various industry associations and serves as a trustee for the Committee for Economic Development (CED). Mr. Robinson holds a bachelor’s degree from Emory and Henry College and a masters degree in business administration from Wake Forest University.

Brian P. Crotty, Chief Operating Officer (46). Mr. Crotty joined the Company as Chief Operating Officer in 2000, originally with Bridgecom International, which acquired Broadview Networks in 2005. Mr. Crotty has over 23 years of senior management experience in the communications industry. In his role with Broadview, he is heavily involved in strategy and responsible for all revenue generation, revenue retention and all operational aspects of the Company including sales, marketing, provisioning, billing, network operations, customer repair, field services and customer service. Mr. Crotty formerly served as Bridgecom’s President and Chief Operating Officer. Prior to joining Bridgecom, he held a succession of positions with CoreComm Ltd., a publicly traded integrated communications provider with facilities throughout the Northeast and Midwest, most recently acting as Director of Operations. Mr. Crotty joined CoreComm Ltd., through the acquisition of USN Communications Inc. where he held a succession of senior management roles in both sales and operations, most recently as Vice President of Operations. Prior to that, Mr. Crotty was the co-founder and served as Executive Vice President of The Millennium Group, one of the first CLECs in the state of Wisconsin. In addition, Mr. Crotty has also served as President and CEO with CEI Communications, which he founded. Mr. Crotty obtained a degree in Business Administration from St. Norbert College.
Corey Rinker, Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary (58). Mr. Rinker, a certified public accountant and attorney, joined the Company (originally with Bridgecom) as Chief Financial Officer in January 2001 following seven years of experience serving in similar positions with both privately held and publicly traded corporations including The Intellisource Group, a Safeguard Scientifics, Inc. partnership company (NYSE:SFE). Mr. Rinker also possesses nearly a decade of cumulative experience with predecessors of the Big Four accounting firms of Deloitte & Touche LLP and Ernst & Young LLP, serving in senior managerial positions in the tax and consulting areas. Mr. Rinker also serves as the Secretary and Treasurer of Broadview. He has an accounting degree, with honors, from the University of Massachusetts at Amherst and a J.D. degree from Yeshiva University’s Cardozo School of Law.
Charles C. Hunter, Executive Vice President, General Counsel and Secretary (63). Mr. Hunter has served as Executive Vice President, Secretary, and General Counsel of Broadview since 2003 (originally with Bridgecom), where he continues to be responsible for the corporate and legal affairs of the Company, including federal and state public policy advocacy. He is a 35-year veteran of telecommunications law and policy who has been involved in the competitive communications industry for nearly three decades. Prior to joining Broadview, Mr. Hunter headed the Hunter Communications Law Group P.C., a District of Columbia based boutique telecommunications law firm with a nationwide clientele. He began his legal career as a trial attorney with the Federal Maritime Commission and afterwards was a partner specializing in telecommunications matters at the Chicago-based law firm of Gardner, Carton and Douglas and the Washington, D.C. based law firm of Herron, Burchette, Ruckert and Rothwell. Mr. Hunter received his J.D. from the Duke University School of Law and his undergraduate degree from the University of Michigan at Ann Arbor. He is a member of the bars of the State of New York, the District of Columbia, the U.S. Supreme Court and numerous Federal Appellate Courts.
Kenneth A. Shulman, Chief Technology Officer and Chief Information Officer (63). Mr. Shulman joined Broadview Networks in 1999 as Chief Technology Officer. In this role, he is responsible for the architecture, technology, standards and evolution plans for the company’s integrated communications networks and services, including the development of the software, systems and technology comprising our flagship OfficeSuite® UC platform. As Chief Information Officer, Mr. Shulman is also responsible for the Company’s patented integrated provisioning, billing and CRM systems, software and IT infrastructure. Mr. Shulman has held leadership positions in communications technology for almost 40 years. He previously served as vice president of local network technology for AT&T, a position he assumed when AT&T acquired Teleport Communications Group (TCG) in 1998. From 1987 to 1998, Mr. Shulman held officer positions with TCG, including as senior vice president and chief technology officer. Earlier, he was director of systems engineering for MCI International. Before that, Mr. Shulman specialized in network planning with Bell Communications Research Inc. (Bellcore, later known as Telcordia) and Bell Laboratories. He holds a B.E. in electrical engineering from the State University of New York at Stony Brook, an M.S. in electrical engineering from the University of Rochester, and an M.B.A. from The Wharton School of Business at the University of Pennsylvania. Mr. Shulman has served on many technical advisory boards, and currently serves on the advisory board of Baker Capital.
Terrence J. Anderson, Executive Vice President - Corporate Development (50). Mr. Anderson was a co-founder of Broadview Networks in 1996 and has served as Executive Vice President, Finance, since the Company’s inception. His current role includes corporate development, business planning and financial analysis. He has led efforts to raise capital and offered financial direction. Previously, as a vice president in the media and telecommunications finance group of Chemical Banking Corp. from 1988 to 1995, Mr. Anderson was responsible for originating and executing transactions and financing for diverse customers, including several large cable operators. Mr. Anderson holds a bachelor’s degree in economics from Princeton University and an M.B.A. with honors from Columbia University.

Biographies of Directors
Antony M. Abate (52). Mr. Abate is currently serving as both Chief Operating Officer and Chief Financial Officer of Echo360, Inc, a SaaS active learning solutions provider for post secondary education and corporate training. Echo360 supports 3 million users and over 700 institutions across 30 countries. Prior to joining Echo360, Mr. Abate spent several years as an investor at Battery Ventures and Whitney & Company. From 1991 to 1996, Mr. Abate served as a consultant at McKinsey & Company, advising several leading publicly traded companies in the digital mobile, consumer broadband and Internet telephony sectors. Previously, Mr. Abate served as an officer in the U.S. Air Force as a product manager. Mr. Abate served on the board of directors of Looking Glass Networks, Informio, Novaxess, Usinternetworking, RelevantKnowledge and Cbeyond Communications. Mr. Abate holds a B.S.E. in Electrical Engineering from Duke University with honors and an M.B.A. with honors from Harvard Business School. Mr. Abate has served as one of our directors since November 13, 2012.
John R. Brecker (53). From 1999 to 2012, Mr. Brecker served as Principal and Co-founder of Longacre Fund Management specializing in distressed debt and credit investing. From 2005 to 2012, Mr. Brecker also served as Principal and Co-founder of Longacre Special Equities Fund Management. Prior to 1999, Mr. Brecker spent over 10 years in various positions as a trader at firms such as Bear, Stearns & Co. and Angel & Frankel. Mr. Brecker holds a B.A. from American University and a J.D. from St. John’s University School of Law. Mr. Brecker currently serves on the board of directors for Nelson Education Ltd., ACA Financial Guaranty Corporation, Targus Group International, PMI Group, Inc., Refrigerator Holdings, Inc., and Catalyst Paper, Inc. Mr. Brecker also serves on the audit committee of Nelson Education Ltd. and Catalyst Paper, Inc. In addition, Mr. Brecker serves on the compensation committee of ACA Financial Guaranty Corporation. Mr. Brecker has served as one of our directors since November 13, 2012.
Jeffrey A. Brodsky (58). Mr. Brodsky is currently serving as Managing Director of Quest Turnaround Advisors, LLC, a financial advisory and restructuring firm Mr. Brodsky co-founded in 2000.  He is also leading Quest’s role as Plan Administrator of Adelphia Communications Corporation and as Trust Administrator of the Adelphia Recovery Trust. Mr. Brodsky also currently serves as a director of Her Justice, Inc.  Previously Mr. Brodsky led Quest's role as Liquidation Manager of the ResCap Liquidating Trust and served as Chairman, President and CEO of PTV, Inc. (formerly NTL Incorporated) until its dissolution in October 2010,  as non-executive chairman of AboveNet, Inc., and Horizon Lines, Inc., and a director of Euramax Holdings, Inc., Motor Coach International, Inc., EBG Holdings, LLC, Titan Energy Partners, LP, TVMAX, Inc., Morris Material Handling, Inc., Comdisco Holdings, Inc. and Hawaiian Airlines, Inc.  Mr. Brodsky holds a B.S. from New York University College of Business and Public Administration and an M.B.A. from New York University Graduate School of Business. Mr. Brodsky is a Certified Public Accountant.  Mr. Brodsky has served as one of our directors since November 13, 2012.

James N. Chapman (54). Mr. Chapman is non-executive Director of CSC ServiceWorks, a provider of outsourced services to the multi-family housing and related industries. In addition, Mr. Chapman serves as non-executive Advisory Director of SkyWorks Capital, LLC, an aviation and aerospace management consulting services company based in Greenwich, Connecticut, which he joined in December 2004. Prior to SkyWorks, Mr. Chapman was affiliated with Regiment Capital Advisors, an investment advisor based in Boston specializing in high yield investments, which he joined in January 2003. Prior to Regiment, Mr. Chapman was a capital markets and strategic planning consultant and worked with private and public companies as well as hedge funds (including Regiment) across a range of industries. Mr. Chapman has over 30 years of investment banking experience across a wide range of industries including aviation/airlines, metals/mining, natural resources/energy, automotive/general manufacturing, financial services, real estate, telecommunications and healthcare. Presently, Mr. Chapman serves as a member of the board of directors of AerCap, NV, Tembec Inc., Arch Coal, Inc., and Tower International, Inc., as well as a number of private companies. Mr. Chapman received an MBA with distinction from Dartmouth College and was elected as an Edward Tuck Scholar. He received his BA, with distinction, magna cum laude, from Dartmouth College and was elected to Phi Beta Kappa, in addition to being a Rufus Choate Scholar. Mr. Chapman has served as one of our directors since November 13, 2012.
James V. Continenza (54). Mr. Continenza is a senior executive who specializes in businesses across a variety of industries. Mr. Continenza currently serves as either Chair or Director on the board of Tembec Corp, Kodak, Merrill Corp, Aventine Renewable Energy, The Berry Company, Neff Rental, Sorenson Communications and MGage. Previously, he was a director for Southwest Georgia Ethanol, Blaze Recycling, Portola Packaging, Hawkeye Renewables, Anchor Glass Container Corp., Rath- Gibson, Inc., Rural Cellular Corp., U.S. Mobility Inc., Maxim Crane Works, Inc., Arch Wireless Inc., and Microcell Telecommunications Inc.
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
After being elected to the board on November 13, 2012, the members of the compensation committee conducted a review of our executive compensation policies and practices, which included the engagement of the compensation consulting firm of Lyons, Benenson and Company Inc. to assist with (i) structuring a management (long-term equity) incentive plan, (ii) creating a template for an annual cash-bonus plan, and (iii) formulating a cash- and equity-based compensation structure for its non-employee directors. Additionally, Lyons, Benenson and Company Inc. conducted a benchmarking analysis and proposed a list of peer companies. The compensation committee reviewed this proposal, and after discussion with management and the board, adopted the following as peer companies in 2013: 8x8, Inc., Adtran, Inc., Cbeyond, Inc., Cogent Communications Group, Inc., Consolidated Communications Holdings, Inc., Dialogic, Inc., Earthlink, Inc., Hickory Tech Corporation, Iridium Communications, Inc., j2 Global, Inc., Lumos Networks Corp., Mitel Networks Corporation, Network Engines, Inc., Premiere Global Services, Inc., Primus Telecommunications Group, Inc., ShoreTel, Inc., Sonus Networks, Inc., TeleCommunications Systems, Inc., tw telecom, Inc. and Vonage Holdings Corporation. These companies were chosen based on a combination of revenue, EBITDA and comparability to our business model. Although there has been some industry consolidation that affects a few of these peer companies, the compensation committee has chosen not to modify the peer group or have a new comprehensive compensation study prepared. The compensation committee, based partially on input from Lyons, Benenson and Company Inc., established a target aggregate cash compensation (base salary plus annual bonuses) between the 25th and 50th percentiles of our peer group. In addition, the compensation committee has access to compensation survey information for organizations of similar size and in similar industries, which are available to the Company as a subscriber of those surveys.
With regard to a long term equity incentive program, the compensation committee has worked to establish a program comprised of a combination of equity and a cash pool.
Components of Compensation
During 2016, the compensation provided to our named executive officers consisted of base salary, annual bonus, participation in our defined contribution retirement plan and other employee benefits, and certain severance benefits and perquisites, each of which is described in more detail below.
Base Salary
The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Additionally, we intend to be competitive with our peer companies and within the telecommunications sector generally. During 2016, the base salary of each of our named executive officers was reviewed by our compensation committee and with our Chief Executive Officer (other than with respect to his compensation). Based on this review and taking into consideration compensation survey information, our named executive officers received an increase of 3% in their base salaries during 2016.

Annual Bonuses
Annual bonuses are intended to compensate executives (including our named executive officers) for achieving our annual financial and strategic goals, including overall Company performance standards, new product revenue growth, and cost savings programs. In furtherance of these goals, the compensation committee established a cash-based annual incentive plan linked to the Company’s financial and operating goals for 2016.
The compensation committee determined that the key metrics for determining a payout under the 2016 plan were Adjusted EBITDA (50% weighting), unlevered free cash flow (10% weighting), total revenue (25% weighting) and growth in revenue for the Company’s cloud revenue services as defined in the plan (15% weighting). Company-wide minimum, target and maximum thresholds were established for each such metric. For 2016, (i) the Adjusted EBITDA minimum, target and maximum thresholds were set at $36.2 million, $42.6 million and $51.1 million, respectively, (ii) the unlevered free cash flow minimum, target and maximum thresholds were set at $12.5 million, $14.7 million and $17.6 million, respectively, and (iii) the total revenue minimum, target and maximum thresholds were set at $246.3 million, $289.8 million and $347.8 million, respectively, and (iv) the cloud revenue growth minimum, target and maximum thresholds were set as 15.4%, 20.5% and 25.6%, respectively. Additionally, the plan required that the minimum threshold for Adjusted EBITDA for 2016 be satisfied before any payments are made under the plan (irrespective of whether other metrics for 2016 were satisfied). Based on actual performance for revenue (which was $288.8 million), Adjusted EBITDA (which was $49.2 million), free cash flow (which was $27.2 million), and cloud growth (which was 19.9%), the weighted average payout was 111.6% of each NEO’s target bonus (40% of base salary for each NEO except for Mr. Crotty, whose target is 70% and Mr. Robinson whose target is 100%).
In addition to the annual bonus plan for executives, the Company uses various incentive bonuses to reward performance for other employees.
401(k) Savings Plan
We maintain a tax-qualified, defined contribution employee savings and retirement (401(k)) plan covering all of our full-time employees, including our named executive officers. Under our 401(k) plan, full-time employees may elect to reduce their current compensation to the statutorily prescribed annual limit and have the amount of such reduction contributed to the plan. From time to time, we can make discretionary matching contributions, up to certain pre-established limits, made by our employees (no such contributions were made in 2016). Our named executive officers participate in our 401(k) plan on the same basis as our other employees, except for rules that govern 401(k) plans generally with regard to highly compensated employees, which may limit our named executive officers from achieving the maximum amount of contributions under our 401(k) plan.
Perquisites and Other Employee Benefits
Our named executive officers are eligible to receive the same employee benefits, including life and health insurance benefits, that are available to all our full-time employees. Our Chief Executive Officer receives certain reimbursements for temporary housing near our headquarters and transportation to and from his principal place of residence or location of his family, and is made whole for any tax liability associated with these perquisites. In 2005, the then-current board determined that these benefits were necessary to attract our Chief Executive Officer to join the Company and our prior board believed that these benefits continue to be essential elements of his compensation package and provided our Chief Executive Officer with the contractual right to these benefits in his employment agreement (described below). The current compensation committee and board reviewed and confirmed this agreement.
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
Summary Compensation Table
The following table provides information regarding the total compensation earned during the fiscal years ended December 31, 2016, 2015 and 2014 by our named executive officers (our Chief Executive Officer, our Chief Financial Officer and our four other most highly compensated executive officers who were employed by us as of December 31, 2016).

Name and Principal					All Other
Position	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($) (1)	All Other Compensation ($) (2)	Total ($)
Michael K. Robinson	2016	$463,500	$—	$501,975	$128,294	$1,093,769
Chief Executive Officer	2015	450,000	—	460,215	139,955	1,050,170
	2014	450,000	—	435,780	108,115	993,895

Corey Rinker	2016	278,100	—	120,474	—	398,574
Chief Financial Officer	2015	270,000	—	110,452	—	380,452
	2014	270,000	—	104,587	—	374,587

Brian P. Crotty	2016	345,050	—	261,585	—	606,635
Chief Operating Officer	2015	335,000	—	239,823	—	574,823
	2014	335,000	—	227,090	100	562,190

Charles C. Hunter	2016	278,100	—	120,474	—	398,574
Executive Vice President, General Counsel and Secretary	2015	270,000	—	110,452	—	380,452
	2014	270,000	—	104,587	—	374,587

Terrence J. Anderson	2016	278,100	—	120,474	—	398,574
Executive Vice President, Corporate Development	2015	270,000	—	104,587	—	374,587
	2014	270,000	—	103,540	—	373,540

Kenneth A. Shulman	2016	278,100	—	120,474	—	398,574
Chief Technology Officer and Chief Information Officer	2015	270,000	—	110,452	—	380,452
	2014	270,000	—	103,540	100	373,640

(1)	Amounts listed 2014, 2015 and 2016 represent payments to Messrs. Anderson, Crotty, Hunter, Rinker, Robinson and Shulman under their respective annual bonus plans.

(2)
Represents, in part, Company paid travel expenses and lodging expenses of $67,000 and a tax gross-up payment of $61,294 in order to make Mr. Robinson whole for taxes he was required to pay with respect to such expenses.

Grants of Plan-Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Plan Name	Threshold ($)	Target ($)	Maximum ($)
Michael K. Robinson	Annual Bonus Plan	347,625	463,500	579,375

Brian P. Crotty	Annual Bonus Plan	121,411	241,535	301,919

Corey Rinker	Annual Bonus Plan	83,430	111,240	139,050

Charles C. Hunter	Annual Bonus Plan	83,430	111,240	139,050

Terrence J. Anderson	Annual Bonus Plan	83,430	111,240	139,050

Kenneth A. Shulman	Annual Bonus Plan	83,430	111,240	139,050
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
Potential Payments Upon Termination or Change in Control
Pursuant to the employment agreements with our named executive officers, the material terms of which have been summarized above under the caption “Narrative Disclosure Relating to the Summary Compensation Table,” upon certain terminations of employment, our named executive officers are entitled to payments of compensation and benefits. The table below reflects the amount of compensation and benefits payable to each named executive officer in the event of (i) termination for cause or, without good reason prior to a change in control (“Voluntary Termination”), (ii) termination other than for cause or by the named executive officer with good reason at any time (“Involuntary Termination”), (iii) termination by reason of an executive’s death or disability (“Death or Disability Termination”), and (iv) an Involuntary Termination following a change in control (“Change in Control Termination”). The amounts shown assume that the applicable triggering event occurred on December 31, 2016, and therefore are estimates of the amounts that would have been paid to the named executive officers upon the occurrence of such triggering event.

Name	Event	Cash Severance ($) (1)	Value of Other Benefits ($)(2)	Value of Tax Gross Up	Total ($)
Michael K. Robinson (3)	Voluntary Termination	$—	$—	$—	$—
	Involuntary Termination	2,317,500	24,000	0	2,341,500
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	2,317,500	24,000	0	2,341,500
Corey Rinker	Voluntary Termination	0	0	0	0
	Involuntary Termination	695,250	18,000	0	713,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	695,250	18,000	—	713,000
Brian P. Crotty	Voluntary Termination	0	0	0	0
	Involuntary Termination	1,121,413	18,000	0	1,139,413
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	1,121,413	18,000	—	1,139,413
Charles C. Hunter	Voluntary Termination	0	0	0	0
	Involuntary Termination	695,250	18,000	—	713,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	695,250	18,000	—	713,000
Terrence J. Anderson	Voluntary Termination	0	0	0	0
	Involuntary Termination	695,250	18,000	—	713,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	695,250	18,000	—	713,000
Kenneth A. Shulman	Voluntary Termination	0	0	0	0
	Involuntary Termination	695,250	18,000	—	713,000
	Death or Disability Termination	0	0	0	0
	Change in Control Termination	695,250	18,000	—	713,000
(1)In addition to regular cash severance, this column includes a pro rata bonus for the year of termination at target level, which each NEO is entitled pursuant to the terms of their employment agreements.
(2)Pursuant to the terms of their employment agreements, upon an Involuntary Termination or a Change in Control Termination, the named executive officers are each entitled to continuation of all employee benefits for 18 months (or for 24 months with respect to Mr. Robinson). Pursuant to the terms of their employment agreements, upon an Involuntary Termination or a Change in Control Termination, the named executive officers are each entitled to earned and accrued, but unused vacation (which is a broad-based benefit and therefore not included in the table above).

(3)    As discussed above, if any amounts payable to Mr. Robinson following a change in control become subject to an excise tax under Section 280G of the Internal Revenue Code, he will be entitled to a gross-up payment to make him whole for any excise tax he is required to pay, however, the Company has determined that Mr. Robinson would not have been entitled to any such gross-up payment had such termination of employment occurred on December 31, 2016.
DIRECTOR COMPENSATION
The following table summarizes the compensation received by our directors for the year ended December 31, 2016.

Name	Fees earned or paid in cash ($)	Total ($)
Anthony M. Abate (1)	$90,000	$90,000
John R. Brecker (1)	90,000	90,000
Jeffrey A. Brodsky (1)	112,500	112,500
James N. Chapman (1)	97,500	97,500
James V. Continenza (1)	97,500	97,500
Richard J. Santagati (1)	90,000	90,000

(1)	Term as director began as of November 13, 2012.
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
The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of April 10, 2017 for:

•	each person who we know beneficially owns more than 5% of our outstanding shares of Common Stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and named executive officers as a group.
Beneficial ownership is determined in accordance with the rules and regulations of the Commission. The number of shares outstanding used in calculating the percentage of beneficial ownership for each person listed below is based on 9,993,120 shares of our Common Stock outstanding as of April 10, 2017 and the shares underlying warrants held by such person that are exercisable within 60 days of April 10, 2017, but excludes shares underlying warrants held by any other person. Except as indicated in the footnotes to this table and subject to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock listed as beneficially owned by them. Unless otherwise indicated, the principal address for each of the stockholders is c/o Broadview Networks Holdings, Inc., 800 Westchester Avenue, Suite N501, Rye Brook, NY 10573.

	Common Stock Ownership	Common Stock Percent of Class Beneficial Ownership
Michael K. Robinson (1)	2,584	0.2%
Brian P. Crotty (2)	1,875	0.1%
Terrence J. Anderson (3)	1,609	0.1%
Kenneth A. Shulman (4)	1,025	0.1%
Corey Rinker (5)	763	0.1%
Charles C. Hunter (6)	714	0.1%
Antony M. Abate	—	—%
John R. Brecker	—	—%
Jeffrey A. Brodsky	—	—%
James N. Chapman	—	—%
James V. Continenza	—	—%
Richard J. Santagati	—	—%

Directors and Executive
Officers as a Group (7)	8,570	0.7%

Fidelity (8)	3,613,673	36.2%
MSD Credit Opportunity Fund, L.P. (9)	1,660,577	16.6%
High River (10)	1,654,218	16.6%
Rotation (11)	678,250	6.8%

(1)	Mr. Robinson beneficially owns 2,584 shares of Common Stock, a Series A-1 warrant to acquire 12,776 shares of Common Stock and a Series A-2 warrant to acquire 4,839 shares of Common Stock.

(2)	Mr. Crotty beneficially owns 1,875 shares of Common Stock, a Series A-1 warrant to acquire 9,272 shares of Common Stock and a Series A-2 warrant to acquire 3,512 shares of Common Stock.

(3)	Mr. Anderson beneficially owns 1,609 shares of Common Stock, a Series A-1 warrant to acquire 7,954 shares of Common Stock and a Series A-2 warrant to acquire 3,013 shares of Common Stock.

(4)	Mr. Shulman beneficially owns 1,025 shares of Common Stock, a Series A-1 warrant to acquire 5,068 shares of Common Stock and a Series A-2 warrant to acquire 1,919 shares of Common Stock.

(5)	Mr. Rinker beneficially owns 763 shares of Common Stock, a Series A-1 warrant to acquire 3,774 shares of Common Stock and a Series A-2 warrant to acquire 1,429 shares of Common Stock.

(6)	Mr. Hunter beneficially owns 714 shares of Common Stock, a Series A-1 warrant to acquire 3,531 shares of Common Stock and a Series A-2 warrant to acquire 1,337 shares of Common Stock.

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

(11)
Rotation refers to Rotation Capital Management, LP, a Delaware limited partnership, the investment manager, of Rotation Capital Credit Opportunities Fund, Ltd., a Cayman Islands exempted company. The address of Rotation is 489 Fifth Avenue, 11th Floor, New York, NY 10017.

(12)	On November 13, 2012, in connection with the Restructuring, up to 10% of the Company’s equity was set aside for issuance of incentive equity to members of our management team.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
Fees for professional services provided by our independent auditors Ernst & Young LLP, in each of the following categories for the years ended December 31, 2016 and 2015
(in thousands):

	Year Ended December 31,
	2016	2015
Audit Fees	$821	$816
All Other Fees	2	2
Total Fees	$823	$818
Fees for audit services include fees associated with the annual audit and reviews of the Company’s quarterly reports on Form 10-Q, and accounting consultation. All fees charged by Ernst & Young LLP, our independent registered public accounting firm, were reviewed and approved by the board of directors and the audit committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Financial Statements and Schedules
The following financial statements and schedules listed below are included in this Form 10-K.
Financial Statements (See Item 8)
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2016 and 2015
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Stockholders’ Equity (Deficiency) for the Years Ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014
Notes to Consolidated Financial Statements
Financial Statement Schedules

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
BROADVIEW NETWORKS HOLDINGS, INC. AND SUBSIDIARIES

	Balance at Beginning of Period	Charges to Expenses	Other Accounts	Deductions (a)	Balance at End of Period
Allowance for uncollectible accounts receivable:
Year Ended December 31, 2014	$6,037	$654	$874	$(1,728)	$5,837
Year Ended December 31, 2015	5,837	982	964	184	7,967
Year Ended December 31, 2016	7,967	1,077	856	(3,102)	6,798
Valuation allowance for deferred tax assets:
Year Ended December 31, 2014	$75,873	$—	$3,839	$—	$79,712
Year Ended December 31, 2015	79,712	—	4,176	—	83,888
Year Ended December 31, 2016	83,888	—	(3,986)	—	79,902

(a)	Deductions include amounts written off as uncollectible.
(b) Exhibits

Exhibit

No._	Description_____________________________________________________________________________________

2.1	Disclosure Statement for Solicitation of Acceptances of a Prepackaged Plan of Reorganization, dated July 13, 2012 (together with the exhibits thereto).(a)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of April, 2017.

BROADVIEW NETWORKS HOLDINGS, INC.
By:		/s/ Michael K. Robinson
	Name:	Michael K. Robinson
	Title:	Chief Executive Officer, President and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Robinson	Chief Executive Officer, President, and Director	April 13, 2017
Michael K. Robinson

/s/ Corey Rinker	Chief Financial Officer, Executive Vice President, Treasurer and Assistant Secretary	April 13, 2017
Corey Rinker

/s/ Anthony M.Abate	Director	April 13, 2017
Anthony M. Abate

/s/ John R. Brecker	Director	April 13, 2017
John R. Brecker

/s/ Jeffrey A. Brodsky	Director	April 13, 2017
Jeffrey A. Brodsky

/s/ James N. Chapman	Director	April 13, 2017
James N. Chapman

/s/ James V. Contienza	Director	April 13, 2017
James V. Continenza

/s/ Richard J. Santagati	Director	April 13, 2017
Richard J. Santagati

SUPPLEMENTAL INFORMATION TO BE FURNISHED
WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS
WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
No annual report or proxy material has been sent to security holders.