Form 10-Q
period 2017-03-31
BROADVIEW NETWORKS HOLDINGS INC
filed 2017-05-09
CIK 1104358

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2017

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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2017
Common Stock, $.01 par value per share	9,993,120

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Broadview Networks Holdings, Inc.
Condensed Consolidated Balance Sheets
(dollars in thousands, except par value)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,039	$24,708
Certificates of deposit	522	1,022
Accounts receivable, less allowance for doubtful accounts of $6,979 and $6,798	19,706	21,200
Other current assets	7,021	6,689
Total current assets	58,288	53,619
Property and equipment, net	47,105	48,641
Goodwill	98,238	98,238
Intangible assets, net	430	574
Other assets	3,157	3,247
Total assets	$207,218	$204,319
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
10.5% senior secured notes	$150,000	$150,000
Revolving credit facility	11,500	11,500
Accounts payable	3,956	6,409
Accrued expenses and other current liabilities	21,447	14,005
Taxes payable	4,397	6,174
Deferred revenues	8,954	8,908
Current portion of capital lease obligations	212	167
Total current liabilities	200,466	197,163
Deferred rent payable	3,919	4,076
Deferred revenues	914	915
Capital lease obligations, net of current portion	378	228
Deferred income taxes payable	10,067	9,825
Other	678	663
Total liabilities	216,422	212,870
Stockholders’ deficiency:
Common stock — $.01 par value; authorized 19,000,000 shares, issued and outstanding 9,993,120	100	100
Preferred stock — $.01 par value; authorized 1,000,000 shares, issued and outstanding no shares	—	—
Additional paid-in capital	306,784	306,784
Accumulated deficit	(316,088)	(315,435)
Total stockholders’ deficiency	(9,204)	(8,551)
Total liabilities and stockholders’ deficiency	$207,218	$204,319

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Revenues	$71,545	$71,923
Operating expenses:
Cost of revenues (exclusive of depreciation and amortization)	29,386	31,309
Selling, general and administrative	31,461	29,097
Depreciation and amortization	6,845	7,175
Total operating expenses	67,692	67,581
Income from operations	3,853	4,342
Interest expense	(4,181)	(4,189)
Interest income	15	10
Income (loss) before provision for income taxes	(313)	163
Provision for income taxes	(340)	(323)
Net loss	(653)	(160)
Other comprehensive income	—	—
Comprehensive loss	$(653)	$(160)

See notes to unaudited condensed consolidated financial statements.

Broadview Networks Holdings, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
(dollars in thousands)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(653)	$(160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	6,701	6,974
Amortization of intangible assets	144	201
Provision for doubtful accounts	139	253
Deferred income taxes	242	242
Other	15	29
Changes in operating assets and liabilities:
Accounts receivable	1,355	1,108
Other current assets	(768)	(898)
Other assets	90	(39)
Accounts payable	(2,453)	(2,140)
Accrued expenses, other current liabilities and taxes payable	5,665	4,478
Deferred revenues	45	3
Deferred rent payable	(157)	(138)
Net cash provided by operating activities	10,365	9,913

Cash flows from investing activities
Purchases of property and equipment	(4,729)	(5,420)
Other	500	—
Net cash used in investing activities	(4,229)	(5,420)

Cash flows from financing activities
Repayments of revolving credit facility	—	(1,000)
Proceeds from capital lease financing	271	—
Payments on capital lease obligations	(76)	(53)
Net cash provided by (used in) financing activities	195	(1,053)

Net increase in cash and cash equivalents	6,331	3,440
Cash and cash equivalents at beginning of period	24,708	15,173
Cash and cash equivalents at end of period	$31,039	$18,613

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
The accompanying unaudited condensed consolidated financial statements have been prepared based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results for interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, the Company’s interim unaudited condensed financial statements should be read in conjunction with its audited financial statements as of and for the year ended December 31, 2016 contained in the Company’s Form 10-K filed with the SEC on April 13, 2017. The condensed consolidated interim financial statements include both the Company’s accounts and the accounts of its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The Company has evaluated the impact of subsequent events through the date the condensed consolidated financial statements were filed with the SEC.
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
Going Concern
The Company's consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Financial Accounting Standards Board, or the FASB, ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), management evaluated whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued.The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that the Company is unable to continue as a going concern. As of March 31, 2017, the Company had cash and cash equivalents of $31,039 compared to $24,708 as of December 31, 2016.  Management believes the Company will have sufficient cash to repay the outstanding principal of $11,500 on its $25,000 Senior Revolving Credit Facility (“Credit Facility”) at its October 1, 2017 maturity date. However, management does not believe the Company will have sufficient cash to repay the principal of $150,000 on its 10.5% Senior Notes New Notes ("Notes") at its November 15, 2017 maturity date. Accordingly, the Company may need to raise additional funds. Therefore, the Company has retained financial and legal counsel to pursue and evaluate various strategic alternatives, including a potential sale of all or part of the Company, and both long-term and short-term financing alternatives. The Company seeks to raise such capital through debt financings, bank borrowings, public or private equity financings, strategic disposition of assets, the business or portions of the business. Any future strategic options or other significant unplanned costs or cash requirements may also require that the Company raise additional funds through the issuance of debt or equity. Although the Company has had positive cash flows from operations in each of the last several years, there is uncertainty surrounding the Company’s refinancing or strategic plans. This uncertainty, coupled with management's belief the Company will not have sufficient cash to repay the principal on its New Notes at its maturity date, raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty. See Note 7 for more information.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

2.	Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, certificates of deposit, trade accounts receivable, accounts payable, revolving credit facility and long-term debt. The Company’s available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. All of the Company’s cash flows are derived from operations within the United States and are not subject to market risk associated with changes in foreign exchanges rates. The carrying amounts of the Company’s cash and cash equivalents, certificates of deposit, trade accounts receivable and accounts payable reported in the consolidated balance sheets as of of March 31, 2017 and December 31, 2016 were deemed to approximate fair value because of their liquidity and short-term nature.
The Company had outstanding borrowings of $11,500 on its Credit Facility as of March 31, 2017 and December 31, 2016. The carrying amount of this debt is deemed to approximate its fair value due to its variable interest rate and its relative short term nature. The fair value of the Company’s 10.5% Notes was $148,613 and $147,473 at March 31, 2017 and December 31, 2016, respectively, which was based on the most recent publicly quoted prices of the Notes as of such dates. These are considered to be Level 1 inputs.

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

In August 2014, the accounting standard which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements was updated. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The update applies to all entities and is effective for annual periods ending after December 15, 2016. Early adoption is permitted. The Company has adopted this standard and the adoption has not impacted the Company’s operating results and financial position.

In November 2015, the accounting standard which provides guidance on the balance sheet presentation of deferred taxes was updated. The new standard requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. The new guidance will be effective for public business entities in fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company has adopted this standard and the adoption has not impacted the Company’s operating results and financial position.

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
The Company has, in the ordinary course of its business, disputed certain billings from carriers and has recorded the estimated settlement amount of the disputed balances. The settlement estimate is based on various factors, including historical results of prior dispute settlements. The amount of such charges in dispute at March 31, 2017 was $12,713. The Company believes that the ultimate settlement of these disputes will be at amounts less than the amount disputed and has accrued the estimated settlement in accrued expenses and other current liabilities at March 31, 2017. It is possible that actual settlements of such disputes may differ from these estimates and the Company may settle at amounts greater than the estimates.
The Company has entered into commercial agreements with its principal vendor under which it purchases certain services that it had previously leased under the unbundled network platform provisions of the Telecommunications Act of 1996 as well as special access services. During 2016, the Company entered into an extension of a commercial agreement with its principal vendor expiring in 2019.
The Company is, in the ordinary course of business, under audit with several state and local taxing authorities, including an examination to determine the Company's compliance with applicable escheat laws. The Company is complying with all examinations. Any estimated tax liabilities are included in taxes payable and estimated escheat liability is included in accrued expenses and other liabilities on the Company's consolidated balance sheets at March 31, 2017 and December 31, 2016. It is possible that actual settlements may differ from these estimates and the Company may settle at amounts greater than the estimates. The Company does not believe that the ultimate outcome of any such audits will result in any liability that would have a material adverse effect on its financial condition, results of operations or cash flows.

5.	Debt
The Company has $150,000 of 10.5% Notes outstanding. The Company may redeem the Notes, at its option, in whole or in part at any time prior to November 15, 2017, upon not less than 30 days' or more than 60 days' notice, at the following redemption prices (expressed as percentages of the principal amount thereof) set forth below:

Year	Percentage
42 months to 54 months following the Issue Date	102%
54 months to 60 months following the Issue Date	100%
The Notes are fully, unconditionally and irrevocably guaranteed on a senior secured basis, jointly and severally, by each of the Company's existing and future domestic restricted subsidiaries, which includes all subsidiaries as of March 31, 2017. Broadview Networks Holdings, Inc. is a holding company and depends on dividends and other distributions from its subsidiaries to generate the funds necessary to meet its obligations, including its required obligations under the Notes. Each of the Company’s subsidiaries is a legally distinct entity, and while the Company’s subsidiaries have guaranteed the Notes, such guarantees are subject to risks. The issuer has no independent assets or operations and any subsidiaries of the issuer other than the subsidiary guarantors are minor. The Notes and the guarantees rank senior in right of payment to all existing and future subordinated indebtedness of the Company and its subsidiary guarantors, as applicable, and equal in right of payment with all existing and future senior indebtedness of the Company and of such subsidiaries.
The Notes and the guarantees are secured by a lien on substantially all of the Company’s assets provided, however, that pursuant to the terms of the intercreditor agreement, the security interest in those assets consisting of receivables, inventory, deposit accounts, securities accounts and certain other assets that secure the Notes and the guarantees are contractually subordinated to a lien thereon that secures the Company’s Credit Facility with an aggregate principal amount of $25,000 and certain other permitted indebtedness. Any outstanding amounts under this facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. The Company's borrowing base has limited the availability to $17,000 of which $11,500 was outstanding as of March 31, 2017.

Broadview Networks Holdings, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements (continued)
(dollars in thousands)

6.	Income Taxes
At March 31, 2017, the Company had net operating loss carryforwards (“NOLs”) available totaling approximately $182,293 which begin to expire in 2022. The Company has provided a full valuation allowance against its net deferred tax assets, of which the NOLs are the primary component, because management does not believe it is more likely than not that this asset will be realized. If the Company achieves profitability, the net deferred tax assets may be available to offset future income tax liabilities.

7. Subsequent Event
On April 12, 2017, the Company executed a definitive Agreement and Plan of Merger pursuant to which it will be acquired via a reverse triangular merger by Windstream Holdings, Inc. (“Windstream”) in an all cash transaction. The transaction has been unanimously approved by the Board of Directors and, following execution of the Agreement and Plan of Merger, stockholders holding a majority of the issued and outstanding shares of capital stock of the Company entitled to vote approved the Agreement and Plan of Merger and the transactions contemplated thereby. The transaction has also been unanimously approved by the Board of Directors of Windstream and is not subject to any financing conditions or Windstream stockholder approval. Pursuant to the terms of the merger agreement, each share of Company common stock will receive $6.98 per share in cash at the closing of the transaction. It is anticipated that the Company’s existing indebtedness, including all of the Company’s outstanding 10.5% Senior Notes and all outstanding amounts under the Company’s $25,000 Credit Facility, will be repaid at closing. Closing of the transaction is anticipated to occur in the third quarter of 2017 and is subject only to regulatory approvals and customary closing conditions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes to the Unaudited Condensed Consolidated Financial Statements included elsewhere in this quarterly report and our Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”). Certain information contained in the discussion and analysis set forth below and elsewhere in this quarterly report, including information with respect to our plans and strategies for our business and related financing, includes forward-looking statements that involve risk and uncertainties. In evaluating such statements, existing and prospective investors should specifically consider the various factors identified in this quarterly report that could cause results to differ materially from those expressed in such forward-looking statements, including matters set forth in our Form 10-K for the year ended December 31, 2016 filed with the SEC. Many of the amounts and percentages presented in this discussion and analysis have been rounded for convenience of presentation, and all amounts included in tables are presented in thousands.

Overview

We are a leading provider of cloud-based unified communication services (“UCaaS”) and information technology solutions to small and medium sized businesses (“SMB”) and enterprise customers nationwide. We offer a broad suite of cloud-based systems and services under the brand OfficeSuite® to our end-user customers nationwide. Our end-user customers have approximately 187,000 active licenses on our flagship product OfficeSuite® Phone. OfficeSuite® Phone comprises a growing percentage of our overall recurring revenue and the vast majority of our existing cloud-based revenue stream. In addition, we generate revenue from third-party service providers utilizing our technology and OfficeSuite® Phone on a white-label or wholesale basis. These third-party service providers offer services to their own end-user customers located in Canada, certain European countries and the United States with approximately 100,000 currently active licenses.
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
As of March 31, 2017, we provided our services to over 19,000 business customers nationwide. For the three months ended March 31, 2017, approximately 88% of our total revenue was generated from end-users in a wide array of industries, including professional services, health care, education, manufacturing, real estate, retail, automotive, non-profit groups and others. For the same period, approximately 12% of our total revenue was generated from wholesale, carrier access and other market channels. For the three months ended March 31, 2017, we generated revenues of $71.5 million and Adjusted EBITDA of $12.1 million. For more information, see the “Adjusted EBITDA Presentation” later in this section.
For the three months ended March 31, 2017, and the years ended December 31, 2016 and 2015, we recorded operating income of $3.9 million, $20.2 million and $8.0 million, respectively. For the three months ended March 31, 2017 we recorded a net loss of $0.7 million and for the years ended December 31, 2016 and 2015, we recorded net income of $2.3 million and a net loss of $9.8 million, respectively. We continue to search for ways of increasing operating efficiencies that could potentially offset continued pressures on revenue and margin. We have also developed new technology and products that are being sold through new and existing sales channels that are growing, which may increase revenues and gross margin.

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
As of March 31, 2017, we had approximately 160 sales, sales management and sales support employees, including approximately 115 quota-bearing representatives in all sales channels, the majority of whom target SMB and enterprise customers in the Northeast and Mid-Atlantic regions. We also offer our OfficeSuite® cloud-based solutions, including our OfficeSuite® Phone product, on a nationwide basis, where we sell through channel partners, VARs/MSPs/ nationwide distributors/strategic partners and web channels.
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
For the three months ended March 31, 2017, revenue from customers purchasing T-1- and IP-based products and cloud-based services, including cloud-based computing services and cloud related access, represented 85% of our end-user revenue with the remaining 15% of end-user revenue coming from customers purchasing only traditional services. Of the 85% of end-user revenue from customers purchasing T-1- and IP-based products and cloud-based services, 38% of end-user revenue was generated by cloud-based services, 32% of end-user revenue was generated by other T-1- and IP-based products, and 15% of end-user revenue was generated by traditional voice services provided to those customers purchasing T-1- and IP-based products and cloud-based services. For the same period, T-1- and IP-based products and cloud-based services represented approximately 90% of new end-user sales, with typical incremental gross profit margins in excess of 60%. Sales of cloud-based services, including sales of both cloud-based computing services and cloud related access, represented approximately 74% of new end-user sales while other T-1- and IP-based products represented 16% of new end-user sales. Since 2013, cloud-based products and services have grown at a 14% compound annual growth rate (“CAGR”). In the first quarter of 2017 relative to the first quarter of 2016, our end-user pure cloud revenue grew 18% and our end-user cloud access grew 5%, resulting in overall end-user cloud revenue growth of 15%.
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

Ability to Continue as a Going Concern
In accordance with Financial Accounting Standards Board, or the FASB, ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), management evaluated whether there are conditions or events, considered in aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management believes we will have sufficient cash to repay the outstanding principal of $11,500 on our $25,000 Credit Facility at its October 1, 2017 maturity date. However, management does not believe we will have sufficient cash to repay the principal of $150,000 on our New Notes at its November 15, 2017 maturity date. Accordingly, we may need to raise additional funds. Therefore, the Company has retained financial and legal counsel to pursue and evaluate various strategic alternatives, including a potential sale of all or part of the Company, and both long-term and short-term financing alternatives. We may seek to raise such capital through debt financings, bank borrowings, public or private equity financings, strategic disposition of assets, the business or portions of the business. Any future strategic options or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity. Although we have had positive cash flows from operations in each of the last several years, there is uncertainty surrounding our refinancing or strategic plans. This uncertainty, coupled with management's belief we will not have sufficient cash to repay the principal on our New Notes at its maturity date, raises substantial doubt about our ability to continue as a going concern.
Our consolidated financial statements included in this report have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of liabilities that may be necessary should it be determined that we are unable to continue as a going concern. We are currently pursuing strategic and refinancing alternatives and anticipate conducting our business consistent with past practices during this process. See Note 7 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 for more information.

Results of Operations
The following table sets forth, for the periods indicated, certain financial data as a percentage of total revenues.

	Three Months Ended March 31,
	2017	2016
Revenues:
Voice and data services:
Cloud	32.2%	27.9%
NonCloud	52.8%	57.5%
Ancillary	2.6%	2.5%
Voice and data services	87.6%	87.9%
Wholesale	9.6%	9.2%
Access	2.0%	2.1%
Total network services	99.2%	99.2%
Other	0.8%	0.8%
Total revenues	100.0%	100.0%
Operating expenses:
Network services	41.1%	43.5%
Other cost of revenues	—%	0.1%
Selling, general and administrative	44.0%	40.4%
Depreciation and amortization	9.6%	10.0%
Total operating expenses	94.6%	94.0%

Income from operations	5.4%	6.0%
Interest expense, net of interest income	(5.8)%	(5.8)%
Income (loss) before provision for income taxes	(0.4)%	0.2%
Provision for income taxes	(0.5)%	(0.4)%

Net loss	(0.9)%	(0.2)%

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
For the three months ended March 31, 2017 approximately 88% of our total revenue was generated from end-user customer voice and data products and services. Revenue from data and integrated voice/data products, including cloud-based services and T-1/T-3 and other managed services has been trending to an increasing percentage of our overall revenue over the past several years, while voice revenues have been declining primarily due to the decline in revenue from traditional voice services, or Plain Old Telephone Services (“POTS”). Our cloud-based revenues have grown from 2013 to 2016 at a 14% CAGR. As a result, the average quarterly decline in our core voice and data revenue, which excludes certain ancillary voice and data revenue components, has improved significantly over the past several years. We expect our voice and data revenue will continue to be characterized by significant growth in our end-user cloud revenue offsetting most, if not all, of the decline in our traditional revenue streams. Our cloud-based products and services comprised approximately 38% of our end-user revenue and approximately 74% of new end-user sales in the three months ended March 31, 2017. We continue to focus on cloud-based, data and managed services as growth opportunities as we expect the industry to trend toward lower usage components of legacy products such as long distance and local usage. This lower usage is primarily driven by trends toward customers using more online and wireless communications and bundling of minutes of usage in product offerings.

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
Our off-net cost of revenues consists in part of amounts that we pay to Verizon, Frontier Communications Corporation ("Frontier"), Fairpoint Communications, Inc. (“FairPoint”) and AT&T, Inc. (“AT&T”) pursuant to commercial agreements we have with each of them. Rates for such services are prescribed in the commercial agreements and available for the term of the agreements. The FairPoint commercial agreement operates on a month-to-month basis. Our Verizon commercial agreement expires in 2019.  The Frontier and AT&T agreements expire in October 2017 after which both agreements continue on a month-to-month basis.
We have also entered into multiple tariffed agreements with Verizon under which we purchase special access services as well as an associated commercial agreement pursuant to which we take a variety of high-bandwidth services; these agreements have substantial cost commitments.  These tariffed agreements and associated commercial agreement expire at the end of 2017.
Our cost of revenues also includes fees we pay for long distance, data and other services. We have entered into long-term wholesale purchasing agreements for these services with a variety of partners. Some of these agreements contain significant termination penalties and/or minimum volume commitments.

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
The following table sets forth, for the periods indicated, a reconciliation of gross profit to income from operations as income from operations is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2017	2016
Income from operations	$3,853	$4,342
Add back non-gross profit items included in income from operations:
Depreciation and amortization	6,845	7,175
Selling, general and administrative	31,461	29,097
Gross profit (exclusive of depreciation and amortization)	$42,159	$40,614
Percentage of total revenue	58.9%	56.5%
Gross profit is not a financial measurement prepared in accordance with GAAP. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Result of Operations — Gross Profit (exclusive of depreciation and amortization)” in our Form 10-K for the year ended December 31, 2016 for our reasons for including gross profit data in this quarterly report and for material limitations with respect to the usefulness of this measurement.
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
The following table sets forth, for the periods indicated, a reconciliation of Adjusted EBITDA to net loss as net loss is calculated in accordance with GAAP:

	Three Months Ended March 31,
	2017	2016
Net loss	$(653)	$(160)
Add back non-EBITDA items included in net loss:
Depreciation and amortization	6,845	7,175
Interest expense, net of interest income	4,166	4,179
Provision for income taxes	340	323

EBITDA	10,698	11,517
Severance and related separation costs	429	—
Professional fees related to strategic initiatives	973	14
Adjusted EBITDA	$12,100	$11,531
Percentage of total revenues	16.9%	16.0%

For more information regarding Adjusted EBITDA data, and for material limitations with respect to the usefulness of this measurement, see the section of the Form 10-K for the year ended December 31, 2016 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Key Components of Results of Operations — Adjusted EBITDA Presentation”.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Set forth below is a discussion and analysis of our results of operations for the three months ended March 31, 2017 and 2016.
The following table provides a breakdown of components of our gross profit for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Network services	$70,981	99.2%	$71,325	99.2%	(0.5)%
Other	564	0.8%	598	0.8%	(5.7)%
Total revenues	71,545	100.0%	71,923	100.0%	(0.5)%
Cost of revenues:
Network services	29,377	41.1%	31,255	43.5%	(6.0)%
Other	9	—%	54	0.1%	(83.3)%
Total cost of revenues	29,386	41.1%	31,309	43.5%	(6.1)%
Gross profit:
Network services	41,604	58.1%	40,070	55.7%	3.8%
Other	555	0.8%	544	0.8%	2.0%
Total gross profit	$42,159	58.9%	$40,614	56.5%	3.8%

Revenues
Revenues for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017		2016
	Amount	% of Total Revenues	Amount	% of Total Revenues	% Change
Revenues:
Voice and data services:
Cloud	$23,014	32.2%	$20,099	27.9%	14.5%
NonCloud	37,804	52.8%	41,345	57.5%	(8.6)%
Ancillary	1,847	2.6%	1,789	2.5%	3.2%
Voice and data services	62,665	87.6%	63,233	87.9%	(0.9)%
Wholesale	6,845	9.6%	6,585	9.2%	3.9%
Access	1,471	2.0%	1,507	2.1%	(2.4)%
Total network services	70,981	99.2%	71,325	99.2%	(0.5)%
Other	564	0.8%	598	0.8%	(5.7)%
Total revenues	$71,545	100.0%	$71,923	100.0%	(0.5)%

Revenues from voice and data services decreased $0.6 million, or 0.9%, between 2016 and 2017. Within voice and data services, revenues from cloud-based services increased $2.9 million, or 14.5%. This increase is due to our expanded efforts on selling our cloud-based services. Revenues from core voice and data services, excluding cloud-based services, decreased $3.5 million, or 8.6% due to: i) a lower number of lines and customers, ii) lower usage revenue per customer and iii) lower prices per unit for certain traditional services. Ancillary voice and data revenues increased $0.1 million. Wholesale revenues increased by $0.3 million or 3.9%. Carrier access revenues & Other revenues were unchanged.

Cost of Revenues (exclusive of depreciation and amortization)

Cost of revenues was $29.4 million for the three months ended March 31, 2017, a decrease of 6.1% from $31.3 million for the same period in 2016. This decrease was primarily due to our overall decline in revenue and cloud-based services comprising a greater percentage of our overall revenue. In addition, the decrease is due to the identification and elimination of certain inefficiencies in our operating platforms and negotiations of lower costs from our vendors. As a percentage of revenues, cost of revenues decreased to 41.1% for the three months ended March 31, 2017 from 43.5% for the same period in 2016.
Gross Profit (exclusive of depreciation and amortization)

Gross profit was $42.2 million for the three months ended March 31, 2017, an increase of 3.8% from $40.6 million for the same period in 2016. As a percentage of revenues, gross profit increased to 58.9% in 2017 from 56.5% in 2016. We are focusing sales initiatives towards increasing the amount of cloud-based services, as we believe that these initiatives will produce incrementally higher margins than those currently reported from traditional voice services. In addition, as we continue to drive additional cost saving initiatives, including provisioning customers to our on-net facilities, identifying additional inaccuracies in billing from existing carriers, renegotiating existing agreements and executing new agreements with additional vendors, we believe that our gross profit as a percentage of revenue will continue to improve over time.

Selling, General and Administrative

SG&A expenses were $31.5 million, 44.0% of revenues, for the three months ended March 31, 2017, an increase of 8.1% from $29.1 million, 40.4% of revenues, for the same period in 2016. The increase is primarily due to increased employee costs of $1.1 million that is primarily a result of an increase in headcount related expenses and severance expense, ii) non-recurring professional fee expenses of $1.0 million, along with iii) an increase of $0.3 million fluctuations in various other expenses. In addition, both the three months ended March 31, 2017 and 2016, include the impact of payroll tax expenses that generally reach annual limitation by the end of each such period.

We continue to look for additional cost savings in various categories including headcount and professional services.
Depreciation and Amortization

Depreciation and amortization expense was $6.8 million for the three months ended March 31, 2017, a decrease of 4.6% from $7.2 million for the same period in 2016. This decrease in depreciation and amortization expense is primarily the result of property and equipment becoming fully depreciated in 2016.
Interest

Interest expense was unchanged. Our effective annual interest rates for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Interest expense	$4,181	$4,189
Weighted average debt outstanding	$161,993	$162,364
Effective interest rate	10.32%	10.32%

Off-Balance Sheet Arrangements
We have no special purpose or limited purpose entities that provide off-balance sheet financing, liquidity, or market or credit risk support, and we do not currently engage in hedging, research and development services, or other relationships that expose us to any liabilities that are not reflected on the face of our financial statements.

Liquidity and Capital Resources
Our principal sources of liquidity are cash from operations, cash and cash equivalents on hand and a revolving credit facility. Our revolving credit facility has a current maximum availability of $25.0 million and is due on October 1, 2017. Any outstanding amounts under the revolving credit facility are subject to a borrowing base limitation based on an advance rate of 85% of the amount of eligible receivables, as defined. Our borrowing base has limited our availability to $16.6 million, of which $11.5 million was outstanding as of March 31, 2017. In addition to our normal operating requirements, our short-term liquidity needs consist of interest on the Notes, which are due in November 15, 2017, capital expenditures and working capital. As of March 31, 2017, our $31.0 million of cash and cash equivalents was being held in several large financial institutions, although most of our balances exceed the Federal Deposit Insurance Corporation insurance limits.
As of March 31, 2017, we will require approximately $15.8 million in cash to service the interest due on the Notes throughout the remaining life of the Notes. For the three months ended March 31, 2017, the Company incurred capital expenditures of $4.7 million. Fixed and success-based capital expenditures will continue to be a significant use of liquidity and capital resources. A majority of our planned capital expenditures are “success-based” expenditures, meaning that they are directly linked to expected new revenue.
As of March 31, 2017, we had cash and cash equivalents of $31.0 million. We cannot assure you that we will be able to refinance any of our indebtedness, including the notes and our credit facility, on commercially reasonable terms or at all. However, we continuously evaluate and consider all strategic and financing opportunities. Any future strategic options or other significant unplanned costs or cash requirements may also require that we raise additional funds through the issuance of debt or equity. In the event refinancing does not occur, we believe we will have sufficient cash to repay the principal on the Revolving Credit Facility at its October 1, 2017 maturity date. However, we do not believe we will have the necessary cash to repay the principal of our notes due November 15, 2017. Although we have had positive cash flows from operations in each of the last several years, there is uncertainty surrounding the refinancing. Our inability to repay our notes upon maturity without refinancing raises substantial doubt about our ability to continue as a going concern. See Note 7 to our consolidated financial statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 for more information.
Disputes
We continue to be involved in a variety of disputes with multiple carrier vendors relating to billings of approximately $12.7 million as of March 31, 2017. While we hope to resolve these disputes through negotiation, we may be compelled to arbitrate these matters. We believe we have accrued an amount appropriate to settle all outstanding disputed charges. However, it is possible that the actual settlement of any outstanding disputes may differ from our reserves and that we may settle at amounts greater than the estimates. We believe we will have sufficient cash on hand to fund any differences between our expected and actual settlement amounts. In the event that disputes are not resolved in our favor and we are unable to pay the vendor charges in a timely manner, the vendor may deny us access to the network facilities that we require to serve our customers. If the vendor notifies us of an impending “embargo” of this nature, we may be required to notify our customers of a potential loss of service, which may cause a substantial loss of customers. It is not possible at this time to predict the outcome of these disputes.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Cash Flows from Operating Activities
Cash provided by operating activities was $10.4 million for the three months ended March 31, 2017, compared to $9.9 million for the same period in 2016. This increase in cash flow from operating activities is primarily due to an increase in net operating assets.
Cash Flows from Investing Activities
Cash used in investing activities was $4.2 million for the three months ended March 31, 2017, compared to $5.4 million for of the same period in 2016. The change in cash flow from investing activities was primarily due to a decrease in capital expenditures of $0.7 million.
Cash Flows from Financing Activities
Cash flows provided by financing activities was $0.2 million for the three months ended March 31, 2017, compared to cash used in financing activities of $1.1 million for the same period in 2016. The change in cash flows from financing activities was primarily due to repayment on our revolving credit facility of $1.0 million in 2016.

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
For more information, see the section of our Form 10-K for the year ended December 31, 2016 entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Application of Critical Accounting Policies and Estimates”.

Other Matters
At March 31, 2017, we had NOLs available totaling approximately $182.3 million, which begin to expire in 2022. As of March 31, 2017, we have provided a full valuation allowance against the net deferred tax asset, of which the NOLs are the primary component, because we do not believe it is more likely than not that this asset will be realized. If we achieve profitability, the net deferred tax assets may be available to offset future income tax liabilities.

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
We continually monitor the collectability of our accounts receivable and have not noted any significant changes in our collections as a result of current economic and market conditions. We believe that our allowance for doubtful accounts is adequate as of March 31, 2017. Should the market conditions worsen or should our customers’ ability to pay decrease, we may be required to increase our allowance for doubtful accounts, which would result in a charge to our SG&A expenses.
Our available cash balances are invested on a short-term basis (generally overnight) and, accordingly, are not subject to significant risks associated with changes in interest rates. Substantially all of our cash flows are derived from our operations within the United States and we are not subject to market risk associated with changes in foreign exchange rates.
The fair value of the Notes at March 31, 2017, was approximately $148.6 million and was based on publicly quoted market prices. The Notes, like all fixed rate securities, are subject to interest rate risk and will fall in value if market interest rates increase.

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
As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017. For information regarding the Company's annual assessment of the effectiveness of internal control over financial reporting, see our Form 10-K for the year ended December 31, 2016.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For more information, see the section entitled “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our Form 10-K for the year ended December 31, 2016.

Item 1A.	Risk Factors
There have been no material changes in our risk factors from those set forth in our Form 10-K for the year ended December 31, 2016, which should be read in conjunction with this report.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2017.

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